Form 10-K
period 1995-02-26
MORGANS FOODS INC
filed 1995-05-22
CIK 68145

                                UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-K

                Annual Report Pursuant to Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934

For the fiscal year ended  February 26, 1995  Commission file number   0-3833
                         --------------------                       -----------
                             MORGAN'S FOODS, INC.
- - --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             Ohio                                       34-0562210
- - -------------------------------                   ----------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                    Identification Number)

           25201 Chagrin Boulevard, Suite 330, Beachwood, OH  44122
- - --------------------------------------------------------------------------------
                (Address of principal executive officers)   (Zip Code)

Registrant's telephone number, including area code:     (216) 360-7500
                                                   -----------------------------

Securities registered pursuant of Section 12 (b) of the Act:

                                                Name of each exchange on
        Title of each class                         which registered
        -------------------                     ------------------------

    Common Shares, Without Par Value            American Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act:    None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such
filing requirements for the past 90 days.     Yes   X    No
                                                  ----       ----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         As of May 8, 1995, the aggregate market value of the common stock held by nonaffiliates of the Registrant was $12,201,535.

         As of May 8, 1995, the Registrant had 17,816,340 shares of common stock outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

         Part III incorporates by reference certain information from the definitive Proxy Statement to security holders for the 1994 annual meeting, to be filed with the Securities and Exchange Commission on or before June 26, 1995.

                             MORGAN'S FOODS, INC.

                                    PART I


ITEM 1.  BUSINESS.

         GENERAL. The Registrant operates, through wholly-owned subsidiaries, Kentucky Fried Chicken ("KFC") restaurants under franchises from KFC Corporation and has exclusive rights to operate, as a franchisee, East Side Mario's restaurants in the Cleveland/Akron and Columbus, Ohio areas. As of February 26, 1995, the Company operated 66 KFC restaurants. On May 5, 1995, the company sold twenty-four of its KFC restaurants to another KFC franchisee. As of May 19, 1995, the Company operates 41 KFC restaurants and six East Side Mario's restaurants. The headquarters of the Registrant are located in the Cleveland, Ohio, metropolitan area. Throughout this Report, the Registrant together with its subsidiaries is referred to as the "Company."

         RESTAURANT OPERATIONS. The Company's KFC restaurants prepare and sell the distinctive "Kentucky Fried Chicken" and Colonel's Rotisserie Gold(R) chicken along with related food items. All containers and packages bear KFC trademarks. The East Side Mario's restaurants are full service, mid-priced, casual restaurants inspired by New York City's famous "Little Italy" district of the 1950's. The menu features a broad variety of All-American grill favorites and authentic Italian specialties.

         Of the 41 KFC restaurants operated by the Company as of May 19, 1995, 12 are located in Ohio, 14 in Pennsylvania, 13 in Missouri, 1 in Illinois and 1 in West Virginia. The Company was one of the first KFC Corporation franchisees and has operated in excess of 20 KFC franchises for the past 23 years. Operations relating to these KFC units are seasonal to a certain extent, with higher sales generally occurring in the summer months. Five East Side Mario's restaurants operated by the Company are located in the Cleveland/Akron area and one in Columbus, Ohio.

        FRANCHISE AGREEMENTS. All of the Company's KFC restaurants are operated under franchise agreements with KFC Corporation. The Company considers retention of these agreements to be important to the success of its restaurant business and believes that its relationship with KFC Corporation is satisfactory. The KFC Corporation franchise agreements require the Company to pay royalties of 4% on gross revenues and to expend an additional 5% of gross revenues for national and local advertising and marketing. Remaining franchise terms range from 1 to 14 years and all franchise agreements are renewable at the Company's option for an additional 10 years or successive ten-year periods. The franchise agreements provide that each KFC unit is to be inspected by KFC Corporation approximately three or four times per year. These inspections cover product preparation and quality, customer service, and restaurant appearance and operation. The East Side Mario's restaurants are operated under franchise agreements with East Side Mario's Restaurants, Inc., a subsidiary of East Side Mario's, Inc., for a term of 20 years and are renewable by the Company for one additional term of 10 years. The East Side Mario's franchise agreement requires the Company to pay royalties of 4% on gross revenue and 1/2% of gross revenue to an advertising fund. The franchise agreement also requires the Company to expend an additional 2 1/2% of gross revenue for advertising and promotion. The East Side Mario's franchise agreement also grants the right to East Side Mario's, Inc. to perform quality and franchise compliance inspections without prior notice to the Company. Both KFC Corporation and Pizza Hut, Inc. are wholly owned by PepsiCo, Inc.

                             MORGAN'S FOODS, INC.

         The Company, like the majority of other KFC franchisees, is a member of the Association of Kentucky Fried Chicken Franchisees, Inc. ("AKFCF"). Through its Contract Committee, the AKFCF has been negotiating with KFC Corporation regarding the form and content of a proposed new franchise agreement. After more than a year of meetings and negotiations, the AKFCF proceeded with a lawsuit against the franchisor, KFC Corporation. Key issues addressed in the lawsuit are protection of trade areas, standard length of the new franchise agreement and certain rights associated with a 1972 class-action case settlement. At this time, the Company cannot predict the outcome of the litigation or any potential effect thereof on the Company's operations.

                        COMPETITION. The restaurant business is highly competitive. Each of the Company's KFC restaurants competes directly or indirectly with a large number of national and regional restaurant operations, as well as with locally owned restaurants, drive-ins, diners and numerous other establishments which offer low- and medium-priced fried chicken, steak, pizza and other food to the public. The East Side Mario's restaurants compete with other mid-priced, casual, full service restaurants.

         The Company's KFC restaurants rely on innovative marketing techniques and promotions to compete with other restaurants in the areas in which they are located. The Company's competitive position is also enhanced by the national advertising program sponsored by KFC Corporation and its franchisees. The East Side Mario's rely on a distinctive themed decor and a wide variety of Italian and American menu items at moderate prices. Emphasis is placed by the Company on its control systems and the training of personnel to maintain high food quality and good service. The Company believes that it is competitive with other restaurants on the basis of the important competitive factors in the restaurant business which include primarily restaurant location; product price, quality and differentiation; and restaurant and employee appearance.

                        SUPPLIERS. The Company has been able to obtain sufficient supplies to carry on its business and believes it will be able to do so in the future.

                        GROWTH. During fiscal 1993, the Company closed two unprofitable KFC restaurants in St. Louis, Missouri. Both the lease and franchise agreements had expired on those locations. During fiscal 1994, the Company relocated existing KFC restaurants in Steubenville, Ohio and New Stanton, Pennsylvania and opened two East Side Mario's restaurants. The Company also closed five unprofitable KFC restaurants during fiscal 1994. The Company opened three East Side Mario's restaurants in fiscal 1995 and closed one KFC restaurant on February 26, 1995. The Company opened its sixth East Side Mario's restaurant on April 26, 1995. On May 5, 1995, the Company sold twenty-four of its KFC restaurants in Central Pennsylvania and New Jersey.

                        EMPLOYEES. As of May 15, 1995, the Company employs approximately 993 persons, including 32 administrative and 110 managerial employees. The balance are hourly employees, most of whom are part-time. None of the restaurant employees are represented by a labor union. The Company considers its employee relations to be satisfactory.

                             MORGAN'S FOODS, INC.

ITEM 2.  PROPERTIES.

         The Company leases approximately 7,700 square feet of space for its headquarters in Cleveland, Ohio. The lease expires in 1995 and the rent under the current term is $9,665 per month. The lease also contains a renewal option of five years which may be exercised by the Company. The Company also leases space for regional offices in Youngstown, and St. Louis, Missouri, which are used to assist in the operation of KFC restaurants located near those areas.

         Of the 41 KFC restaurants, the Company owns the land and building for 13 locations, owns the building and leases the land for 3 locations and leases the land and building for 25 locations. All of the owned properties are subject to mortgages. Remaining lease terms (including renewal options) range from one month to 24 years and average approximately 13 years. These leases generally require the Company to pay taxes and utilities, to maintain casualty and liability insurance, and to keep the property in good repair. The Company pays annual rental for each KFC restaurant in amounts ranging from $10,800 to $78,750. In addition, 16 of these leases require payment of additional rentals based on a percentage of gross sales in excess of certain base amounts. Sales for five KFC restaurants exceeded the respective base amounts in fiscal 1995. Of the six East Side Mario's restaurants, the Company owns the building and leases the land on one location and leases the land and the building for 4 locations. At the sixth location, the building is subject to a short-term lease which transfers ownership to the Company and the land is under a long-term lease. In addition, four of the East Side Mario's restaurant leases require payment of additional rentals based on a percentage of gross sales in excess of certain base amounts. Sales for one East Side Mario's restaurant exceeded its base amount for fiscal 1995.

         The Company believes that its restaurants are generally efficient, well equipped and maintained and in good condition.


ITEM 3.  LEGAL PROCEEDINGS.

         There are no material pending legal proceedings in which the Company is involved as a party.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to security holders for a vote during the last quarter of the Company's fiscal year ended February 26, 1995.

                                                       MORGAN'S FOODS, INC.

                                                          PART I (CONT'D)

EXECUTIVE OFFICERS OF THE COMPANY

         The Executive Officers and other Officers of the Company are as follows:

                                                                 POSITION WITH
            NAME                         AGE                       REGISTRANT                   OFFICER SINCE
- - ------------------------------           ----         -------------------------------------     ------------------
EXECUTIVE OFFICERS:

Leonard Stein-Sapir                      56            Chairman of the Board                    April 1989
                                                       and Chief Executive
                                                       Officer

James J. Liguori                         46            President and Chief                      June 1979
                                                       Operating Officer

Kenneth L. Hignett                       48            Senior Vice President-                   May 1989
                                                       Chief Financial Officer
                                                       & Secretary

OTHER OFFICERS:

Barton J. Craig                          46            Senior Vice President -                  January 1994
                                                       General Counsel

Vincent J. Oddi                          52            Vice President-                          September 1979
                                                       Restaurant Development

Ramesh J. Gursahaney                     46            Vice President-                          January 1991
                                                       Operations Services

          From 1978, Mr. Gursahaney has served the Company in several positions. Prior to becoming an officer, he was Director-Operations Services.

          Until 1988, Mr. Craig was Senior Vice President, General Counsel of Record Data, Inc. and subsequently served as a Law Professor at Albertus Magnus College.

          Executive officers of the Company serve for a term of one year and until their successors are elected and qualified, unless otherwise specified by the Board of Directors. Any officer is subject to removal with or without cause, at any time, by a vote of a majority of the Board of Directors.

                             MORGAN'S FOODS, INC.

                                   PART II


ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

          The Company's Common Shares are traded on the American Stock Exchange under the symbol "MR." The following table sets forth, for the periods indicated, the high and low sales prices of the Common Shares as reported on the American Stock Exchange.

                                                             PRICE RANGE
                                                           HIGH        LOW
                                                         --------------------
YEAR ENDED FEBRUARY 26, 1995:
                   1st Quarter ......................    $2 15/16    $2 5/16
                   2nd Quarter ......................     2 7/16      1 7/8
                   3rd Quarter ......................     2 1/16      1 1/2
                   4th Quarter ......................     1 11/16     1 1/8

YEAR ENDED FEBRUARY 27, 1994:
                   1st Quarter ......................    $2 1/4      $1 3/8
                   2nd Quarter ......................     2 1/16      1 1/4
                   3rd Quarter ......................     2 3/4       1 5/8
                   4th Quarter ......................     3           2 1/4

          As of May 3, 1995, the Company had approximately 1,286 shareholders of record. The Company has paid no dividends since fiscal 1975. Under its loan agreement with Citicorp North America, Inc., the Company is not permitted to pay dividends without prior written consent of Citicorp.

                             MORGAN'S FOODS, INC.

ITEM 6.  SELECTED FINANCIAL DATA.



          The following selected financial information for each of the five fiscal years in the period ended February 26, 1995, is derived from, and qualified in its entirety by, the consolidated financial statements of the Company. The following selected financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the notes thereto included elsewhere in this Report.

                                                                              YEARS ENDED
                                              -------------------------------------------------------------------------------
                                               FEBRUARY 26,    FEBRUARY 27,    MARCH 2,          MARCH 3,        FEBRUARY 26,
                                                 1995           1994            1993               1992              1991
                                             -------------   ------------      ------------     ------------   --------------
          Revenues..........................  $ 53,295,000   $ 46,860,000      $ 44,230,000     $ 44,799,000     $ 46,907,000
          Cost of sales:
            Food, paper and beverage........    17,282,000     15,020,000        13,489,000       14,349,000       14,766,000
            Labor and benefits..............    13,807,000     11,967,000         9,940,000       10,141,000       10,694,000
          Restaurant operating expenses.....    17,088,000     15,592,000        15,468,000       14,666,000       15,186,000
          General and administrative
           expenses.........................     3,839,000      3,587,000         3,423,000        3,937,000        3,838,000
          Operating income..................     1,279,000        694,000         1,910,000        1,706,000        2,423,000
          Income (loss) from
           continuing operations (1)........      (425,000)      (692,000)         (103,000)          14,000          362,000
          Cumulative effect of
           accounting change................          -           600,000              -                -                -
          Net income (loss)..................     (425,000)       (92,000)         (103,000)          14,000          505,000
          Income (loss) per common share (2):
            Income (loss) from continuing
              operations (1).................         (.02)          (.04)             (.01)             .00              .03
            Cumulative effect of
              accounting change..............         -               .03              -                 -                -
            Net income (loss)................         (.02)          (.01)             (.01)             .00              .04
          Working capital (deficiency).......   (3,728,000)    (1,637,000)          903,000        2,169,000        2,086,000
          Total assets.......................   29,432,000     31,708,000        30,312,000       30,599,000       32,266,000
          Long-term debt.....................    4,151,000     16,754,000        16,490,000       17,769,000       18,654,000
          Long-term capital lease
           obligations.......................    3,896,000      2,573,000         1,782,000        1,880,000        1,963,000

          Shareholders' equity...............    6,249,000      6,652,000         6,740,000        6,838,000        6,674,000

                   (1) The Company had a gain on discontinued operations in fiscal 1991 related to its former Sizzler restaurants which were divested in 1989.

                   (2) Computed based upon the weighted average number of common and common equivalent shares outstanding during each year, which were 17,806,837 in 1995, 17,796,320 in 1994, 17,778,887 in
          1993, 17,771,430 in 1992, and 13,833,403 in 1991.

                             MORGAN'S FOODS, INC.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

           RESULTS OF OPERATIONS. The Company operated Kentucky Fried Chicken ("KFC") franchised restaurants in Illinois, Missouri, New Jersey, Ohio, Pennsylvania and West Virginia and East Side Mario's franchised restaurants in Ohio. The average number of KFC restaurants in operation during the fiscal year ended February 26, 1995 was 66 compared to 69 during fiscal 1994 and 72 during fiscal 1993. During fiscal 1993, the Company became the exclusive franchisee for East Side Mario's restaurants in the Cleveland/Akron, Ohio area. During fiscal 1994, the Company obtained exclusive franchise rights for East Side Mario's in the Columbus, Ohio area. The Company opened two East Side Mario's during fiscal 1994, three during fiscal 1995 and a sixth in the first quarter of fiscal 1996. In the first quarter of fiscal 1996 the Company sold twenty-four KFC restaurants in Central Pennsylvania and New Jersey.

           REVENUES. Revenue was $53,295,000 in fiscal 1995 an increase of $6,435,000 or 13.7% compared to an increase of 5.9% in fiscal 1994 and a decrease of 1.3% in fiscal 1993. Fiscal 1994 had two fewer days than fiscal 1993 due to a change in the end of the accounting week.

           The 13.7% revenue increase achieved during fiscal 1995 was primarily due to the addition of three East Side Mario's. Revenues from the East Side Mario's restaurants totalled $9,824,000 in fiscal 1995 compared to $3,491,000 in fiscal 1994. The Company opened its sixth East Side Mario's on April 26, 1995. Fiscal 1995 revenues from the KFC restaurants remained relatively flat compared to fiscal 1994. Revenues from the KFC restaurants during fiscal 1995 were negatively affected by continued intense competition and lack of introduction of new products by the franchisor. The Company's revenues were also negatively impacted by the severe winter weather in the first quarter of fiscal 1995, which resulted in extremely low revenue levels for approximately four weeks. Fiscal 1995 revenues at certain East Side Mario's locations were below management's expectations due to increased competition from the rapid expansion of other mid-priced full service restaurant chains. Management expects competition in this segment of the restaurant industry to continue for the foreseeable future.

           The revenue increase of 5.9% in fiscal 1994 was primarily due to the opening of the first two East Side Mario's in fiscal 1994 and the introduction of rotisserie chicken, a new permanent menu item in all the KFC restaurants. The Company believes that there was a reduction of approximately $795,000 in fiscal 1994 due to severe weather conditions. In addition, the Company closed five unprofitable KFC restaurants in fiscal 1994 in order to improve future profitability of the Company.

           Revenues for the sixteen weeks ended February 26, 1995 (fourth quarter) increased $2,202,000 or 16.8% when compared to the sixteen weeks of the fourth quarter of the prior fiscal year primarily due to two factors. First, the Company had three additional East Side Mario's in operation during the fourth quarter of fiscal 1995 compared to the fourth quarter of fiscal 1994. Second, revenues were lower in the fourth quarter of fiscal 1994 by approximately $520,000 due to severe winter storms.

                              MORGAN'S FOODS, INC.

           COST OF SALES - FOOD, PAPER AND BEVERAGE. Food, paper and beverage costs in fiscal 1995 increased $2,262,000 or 15.1% to $17,282,000. Food, paper and beverage costs as a percentage of revenue in fiscal 1995 also increased to 32.4% from 32.1% in fiscal 1994. Efficiencies attained from experience in operating the East Side Mario's restaurants were offset in the KFC restaurants due to the mega meal introduced in the fourth quarter of fiscal 1995 which has higher food costs. Food, paper and beverage costs in fiscal 1994 increased $1,531,000 or 11.3% to $15,020,000. Food, paper and beverage as a percentage of revenue costs in fiscal 1994 also increased 1.6 percentage points to 32.1% from 30.5% in fiscal 1993. The increases were primarily due to the addition of East Side Mario's restaurants and higher chicken costs at the KFC restaurants for both fried chicken and rotisserie chicken. In addition, food costs rose during the introduction of rotisserie chicken. In addition to the factors mentioned above, the increases were exacerbated by inefficiencies due to lower revenues that resulted from adverse weather conditions in the first and fourth quarters of fiscal 1994.

           COST OF SALES - LABOR AND BENEFITS. Labor and benefits in fiscal 1995 increased to $13,807,000 from $11,967,000 in fiscal 1994. Labor and benefits as a percentage of revenue increased to 25.9% in fiscal 1995 compared to 25.5% in fiscal 1994. The Company opened three East Side Mario's in fiscal 1995 which produced higher labor percentages primarily due to the normal learning curve during the first few months of operation of a new restaurant. These increases were partially offset by decreases in KFC labor and benefits compared to the higher levels experienced in the prior fiscal year due to the introduction of rotisserie chicken. In addition, the Company's workers' compensation expense for the KFC division decreased approximately $399,000 in fiscal 1995 due to lower rates and retroactive adjustments. Labor and benefits increased $2,027,000 or 20.4% in fiscal 1994 to $11,967,000. The increases were due to training during the introduction of rotisserie chicken, an increase of $440,000 in workers' compensation rates, additional labor to support new side dishes offered in conjunction with rotisserie chicken, and labor inefficiencies in the KFC restaurants due to winter storms in the first and fourth quarters of fiscal 1994. Additionally, labor cost percentages for the East Side Mario's restaurants in fiscal 1994 were high during the first few months of operation due to learning curve.

                              MORGAN'S FOODS, INC.

           RESTAURANT OPERATING EXPENSES. Restaurant operating expenses decreased as a percentage of revenue in fiscal 1995 to 32.1% from 33.3% in fiscal 1994. The Company's level of promotional discounting and local advertising was lower during fiscal 1995 than fiscal 1994. Fixed costs such as rent and property taxes increased as a percentage of revenue to 5.3% in fiscal 1995 from 4.6% in fiscal 1994. Amortization of East Side Mario's pre-opening expenses was $209,000 in fiscal 1995 compared to $56,000 in fiscal 1994. Restaurant operating expenses decreased as a percentage of revenue in fiscal 1994 to 33.3% from 35.0% in fiscal 1993. The Company's level of promotional discounting and local advertising was lower during fiscal 1994 compared to fiscal 1993.

           GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $252,000 or 7.0% in fiscal 1995 to $3,839,000. Expenses increased due to additional training and recruiting expenses required when opening three East Side Mario's during fiscal 1995. In addition, the company incurred increases in rent, insurance and bonus accrued for KFC administrative personnel. Administrative expense reductions which are expected to yield annual savings of approximately $195,000 were implemented late in the third quarter of fiscal 1995. These reductions include the elimination of the Vice President of Marketing position and an Area Manager in the St. Louis market as well as salary reductions of 10% each for the Chairman and the President of the Company.

           General and administrative expenses for fiscal 1994 of $3,587,000 were $164,000 or 4.8% above fiscal 1993. Expenses increased primarily due to new administrative functions associated with the development and expansion of the East Side Mario's operations. The administrative expenses necessary to manage and expand the East Side Mario's operations were supported by only one restaurant for the full year and the second restaurant for 2 months. The additional East Side Mario's administrative expenses were partially offset by decreases in bonuses, home office furniture rent, travel and claims paid under the employee health plan.

           OPERATING INCOME. Operating income for fiscal 1995 increased $585,000 to $1,279,000 from $694,000 in fiscal 1994. The increase is favorable primarily due to reduced local advertising and lower workers' compensation rates and favorable retroactive adjustments. Operating income for fiscal 1994 decreased to $694,000 from $1,910,000 in fiscal 1993 due in part to reduced operating income in the first and fourth quarters of fiscal 1994. Management estimates that the severe winter storms in the first and fourth quarters of fiscal 1994 which resulted in temporary closing of KFC restaurants caused a reduction ofapproximately $400,000 in operating income from the KFC restaurants. The company also incurred increases in workers' compensation rates, resulting in approximately $440,000 reduction in operating income when compared to fiscal 1993. Higher food and labor costs associated with the introduction of rotisserie chicken also had a short term impact on operating results of the KFC restaurants in the second and third quarters of fiscal 1994. In addition, the Company amortized $56,000 of pre-opening costs associated with the addition of East Side Mario's restaurants. Restaurant operating expenses and general and administrative expenses remained relatively constant in fiscal 1994 when compared to fiscal 1993.

                              MORGAN'S FOODS, INC.

           INTEREST EXPENSE AND OTHER INCOME. Interest expense increased by $370,000 in fiscal 1995 compared to the prior year. The increase in prime rate increased the expense of the floating rate debt which has been used in financing the Company's construction, renovation and acquisition of KFC restaurants. Also, during the fourth quarter of fiscal 1994, the Company incurred $2,000,000 of additional temporary debt related to the construction of East Side Mario's restaurants, which was repaid during the second quarter of fiscal 1995. Finally, interest expense increased due to capital leases used to finance four East Side Mario's locations. Other income increased to $208,000 for fiscal 1995 from $186,000 for fiscal 1994.

           CHANGES IN ACCOUNTING FOR INCOME TAXES. The Company was required to adopt Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes" in the year ended February 27, 1994 (See Note 1 to Consolidated Financial Statements). SFAS No. 109 superseded SFAS No. 96, which was the accounting method previously used by the Company. The cumulative effect of adopting SFAS No. 109 as of the beginning of fiscal 1994 was to increase income by $600,000.

           SALE OF RESTAURANTS. As discussed in Note 2 to the consolidated financial statements, on May 5, 1995 the Company sold twenty-four KFC restaurants located in Central Pennsylvania and New Jersey. The Company's consolidated operating results will not include these restaurants after May 5, 1995. For fiscal 1995, consolidated operating results included the following amounts for these restaurants: revenues - $17,964,000; cost of sales - $10,366,000; restaurant operating expenses - $5,886,000; and field general and administrative expenses - $642,000. Additionally, management believes that further restructuring made possible by the sale of the restaurants will enable the Company to reduce annual field and home office general and administrative expenses by approximately $150,000 to $200,000. The Company used a portion of the proceeds of the sale to pay down floating rate bank debt totaling $9,750,000 in advance of its scheduled maturity. As a result, annual interest expense, at current interest rates, will be reduced by approximately $1,009,000. In addition, annual interest expense of $117,000 relating to capital leases assumed by the buyer of the restaurants will no longer be incurred by the Company as a result of the sale. As a further result of the early payment of floating rate bank debt, scheduled principal payments for fiscal 1996 have been reduced from $1,945,000 to $850,000.

           LIQUIDITY AND CAPITAL RESOURCES. The Company, like others in the restaurant industry, operates on minimal working capital and relies on cash flow from operations, floating rate debt borrowings and lease financing for the construction of restaurant properties and repayment of debt. Cash flow activity for fiscal 1995, 1994 and 1993 is presented in the Consolidated Statements of Cash Flows.

           The Company had working capital deficiencies of $3,728,000 and $1,636,000 at February 26, 1995 and February 27, 1994, respectively. The change in working capital is primarily due to the payment of $2,000,000 of debt related to the construction of East Side Mario's restaurants that was classified as long-term at February 27, 1994. In addition, the $9,750,000 debt repayment made on May 5, 1995 after the sale of twenty-four KFC restaurants is classified as a current liability, while only the carrying value of the assets held for sale of $8,354,000, not the proceeds from the sale, is classified as a current asset held for sale. The early repayment of $9,750,000 of bank debt reduced scheduled principal payments for fiscal 1996 to $850,000 from $1,945,000. Cash provided by continuing operations, excluding changes in operating assets and liabilities was $2,176,000 in fiscal 1995, $1,622,000 in fiscal 1994 and $1,918,000 in fiscal 1993. Capital expenditures for fiscal 1995 were $1,629,000 of which $1,348,000 related to the development of the East Side Mario's restaurants. Through capital leases, the Company also financed on a noncash basis during fiscal 1995 investments in buildings and equipment of $2,010,000 for East Side Mario's restaurants. In fiscal 1995 the Company received proceeds from sale/leaseback transactions of $2,440,000. The Company made principal payments on long-term bank debt of $3,742,000.

                              MORGAN'S FOODS, INC.

           The KFC operations of the Company have historically provided sufficient cash flow to service the Company's debt, refurbish and upgrade KFC restaurant properties and cover administrative overhead. Management believes that operating cash flow will provide sufficient capital to continue to operate and maintain the KFC and East Side Mario's restaurants, service the Company's debt and support required corporate expenses. In addition to the Company's operating cash flow, management believes that additional financing, including long term leases of build-to-suit restaurants, development lines of credit and sale/leaseback arrangements can be obtained to complete the development of the Company's East Side Mario's franchised restaurants in Ohio.

           Capital expenditures to build two additional East Side Mario's restaurants and complete one under construction at year-end are anticipated to be approximately $5,300,000 in fiscal 1996. The Company also expects to commit approximately $900,000 to image enhancements of existing KFC restaurants. The Company is currently pursuing financing for these capital requirements through development lines of credit and mortgage financing. Management believes that adequate financing will be available to develop these restaurants through the aforementioned financing arrangements.

           SEASONALITY. The operations of the Company are affected by seasonal fluctuations. Historically, the Company's revenues and income have been highest during the summer months with the fourth fiscal quarter representing the slowest period. This seasonality is primarily attributable to weather conditions in the Company's marketplace which consists of portions of New Jersey, Ohio, Pennsylvania, Missouri, Illinois and West Virginia. The New Jersey and Central Pennsylvania KFC restaurants were sold subsequent to the fiscal year ended February 26, 1995.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

           The Consolidated Financial Statements of the Company are set forth in Item 14 of this Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

           None.

                             MORGAN'S FOODS, INC.

                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

            Information on Directors of the Company is incorporated herein by reference to the definitive Proxy Statement to security holders for the 1995 annual meeting to be filed with the Securities and Exchange Commission on or before June 26, 1995.

            Information regarding the Executive Officers of the Company is reported in a separate section captioned "Executive Officers of the Registrant" included in Part I hereof.


ITEM 11.  EXECUTIVE COMPENSATION.

            Information on executive compensation is incorporated herein by reference to the definitive Proxy Statement to security holders for the 1995 annual meeting to be filed with the Securities and Exchange Commission on or before June 26, 1995.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

            Information on security ownership of certain beneficial owners, officers and directors is incorporated herein by reference to the definitive Proxy Statement to security holders for the 1995 annual meeting to be filed with the Securities and Exchange Commission on or before June 26, 1995.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

            Information on certain relationships and related transactions is incorporated herein by reference to the definitive Proxy Statement to security holders for the 1995 annual meeting to be filed with the Securities and Exchange Commission on or before June 26, 1995.

                             MORGAN'S FOODS, INC.

                                   PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

            (a)     1 and 2.  Financial Statements and Financial Statement
Schedules.

                    The Financial Statements and Financial Statement Schedules listed on the accompanying Index to Financial Statements and Financial Statement Schedules are filed as part of this Annual Report on Form 10-K.

            (a)     3.  Exhibits.

                    The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report on Form 10-K.

            (b)     Reports on Form 8-K.

                    There were no reports filed on Form 8-K during the last quarter of the fiscal 1995 year.

                                                       MORGAN'S FOODS, INC.
                                                 INDEX TO FINANCIAL STATEMENTS AND
                                                   FINANCIAL STATEMENT SCHEDULES
                                                        ITEM 14 (a) 1 AND 2

                                                                                   PAGE
ITEM 14 (a) 1                                                                    REFERENCE
- - -------------                                                                    ---------
Independent Auditors' Report..................................................      16

Consolidated Balance Sheets
  at February 26, 1995 and February 27, 1994..................................      17

Consolidated Statements of Operations
  for the years ended February 26, 1995, February 27, 1994 and March 2, 1993..      18

Consolidated Statements of Shareholders' Equity
  for the years ended February 26, 1995, February 27, 1994 and March 2, 1993..      19

Consolidated Statements of Cash Flows
  for the years ended February 26, 1995, February 27, 1994 and March 2, 1993..      20

Notes to Consolidated Financial Statements....................................      21

ITEM 14 (A) 2
- - -------------

            All schedules normally required by Form 10-K are not required under the related instructions or are inapplicable, and therefore are not presented.

   INDEPENDENT AUDITORS' REPORT





   To the Board of Directors and Shareholders
   Morgan's Foods, Inc.
   Cleveland, Ohio

   We have audited the accompanying consolidated balance sheets of Morgan's Foods, Inc. and subsidiaries as of February 26, 1995 and February 27, 1994 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended February 26,
   1995.   These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Morgan's Foods, Inc. and subsidiaries at February 26, 1995 and February 27, 1994 and the results of their operations and their cash flows for each of the three years in the period ended February 26, 1995 in conformity with generally accepted accounting principles.

   As discussed in Note 1 to the consolidated financial statements, in the year ended February 27, 1994 the Company changed its method of accounting for income taxes to conform with Statement of Financial Accounting Standards No. 109.



   /s/ Deloitte & Touche LLP


   Cleveland, Ohio
   May 19, 1995

                                                       MORGAN'S FOODS, INC.
                                                    CONSOLIDATED BALANCE SHEETS
                                              FEBRUARY 26, 1995 AND FEBRUARY 27, 1994

   ASSETS
                                                                     1995                  1994
                                                                 ------------          ------------
    Current assets:
     Cash and equivalents (Note 4)............................   $  1,993,000          $  3,078,000
     Marketable securities (Note 4)...........................        359,000               459,000
     Receivables..............................................        105,000                52,000
     Inventories..............................................        298,000               356,000
     Prepaid expenses.........................................        299,000               148,000
     Assets held for sale, net (Note 2).......................      8,354,000                 -
                                                                 ------------          ------------
                                                                   11,408,000             4,093,000
                                                                 ------------          ------------

    Property and equipment(Notes 4 and 5):
     Land.....................................................      1,464,000             3,331,000
     Buildings and improvements...............................      5,224,000             8,647,000
     Property under capital leases............................      4,605,000             3,250,000
     Leasehold improvements...................................      3,809,000             5,201,000
     Equipment, furniture and fixtures........................      7,433,000            12,245,000
     Construction in progress.................................        465,000             1,483,000
                                                                 ------------          ------------
                                                                   23,000,000            34,157,000
    Less accumulated depreciation and amortization............      7,886,000            12,292,000
                                                                 ------------          ------------
                                                                   15,114,000            21,865,000
    Other assets..............................................        990,000             1,016,000
    Deferred taxes (Note 6)...................................        600,000               600,000
    Excess of cost over amounts assigned
     to net assets of acquired businesses.....................      1,320,000             4,134,000
                                                                 ------------          ------------

                                                                 $ 29,432,000          $ 31,708,000
                                                                 ============          ============

   LIABILITIES AND SHAREHOLDERS' EQUITY

    Current liabilities:
     Current maturities of long-term debt (Note 4)............   $ 10,600,000          $  1,739,000
     Current maturities of capital lease obligations (Note 5).        263,000               125,000
     Accounts payable.........................................      2,680,000             2,641,000
     Accrued liabilities (Note 3).............................      1,593,000             1,224,000
                                                                 ------------            ----------
                                                                   15,136,000             5,729,000

    Long-term debt (Note 4)...................................      4,151,000            16,754,000
    Long-term capital lease obligations (Note 5)..............      3,896,000             2,573,000


    Commitments and contingencies (Notes 4 and 5)


   SHAREHOLDERS' EQUITY

    Preferred shares, 1,000,000 shares authorized,
      no shares outstanding
    Common Stock:
      Authorized shares - 25,000,000
      Issued shares - 17,816,430..............................     17,817,000            17,817,000
      Treasury Shares - 1,502 and 15,266......................         (3,000)              (25,000)
    Capital in excess of stated value.........................     11,088,000            11,088,000
    Accumulated deficit.......................................    (22,653,000)          (22,228,000)
                                                                 -------------         ------------
    Total shareholders' equity................................      6,249,000             6,652,000
                                                                 ------------          ------------
                                                                 $ 29,432,000          $ 31,708,000
                                                                 ============          ============

                                 See notes to consolidated financial statements.

                                                       MORGAN'S FOODS, INC.

                                               CONSOLIDATED STATEMENTS OF OPERATIONS

                                YEARS ENDED FEBRUARY 26, 1995, FEBRUARY 27, 1994 AND MARCH 2, 1993




                                                                1995              1994            1993
                                                            ------------      ------------    ------------
            Revenues...................................     $ 53,295,000      $ 46,860,000    $ 44,230,000
            Cost of sales:
              Food, paper and beverage.................       17,282,000        15,020,000      13,489,000
              Labor and benefits.......................       13,807,000        11,967,000       9,940,000
            Restaurant operating expenses..............       17,088,000        15,592,000      15,468,000
            General and administrative expenses........        3,839,000         3,587,000       3,423,000
                                                            ------------      ------------    ------------
            Operating income...........................        1,279,000           694,000       1,910,000
            Interest Expense:
              Bank debt and notes payable..............       (1,430,000)       (1,289,000)     (1,413,000)
              Capital leases...........................         (478,000)         (249,000)       (253,000)
            Other income...............................          208,000           186,000         397,000
            Costs of terminated acquisition (Note 10)..            -                  -           (684,000)
                                                            ------------      ------------     -----------
            Loss before income
             taxes and accounting change...............         (421,000)         (658,000)        (43,000)
            Provision for income taxes (Note 7)........            4,000            34,000          60,000
                                                            ------------      ------------     -----------
            Loss before accounting change..............         (425,000)         (692,000)       (103,000)
            Cumulative effect of change in accounting
             for income taxes (Note 1).................            -               600,000            -
                                                            ------------      ------------     -----------
            Net loss...................................     $   (425,000)     $    (92,000)   $  (103,000)
                                                            ============      ============    ===========

            Net loss per common share (Note 6):
             Loss before accounting change.............     $       (.02)     $      (.04)     $      (.01)
             Cumulative effect of change in
              accounting for income taxes..............            -                   .03            -
                                                            ============     =============     ===========
            Net loss...................................     $       (.02)    $        (.01)    $      (.01)
                                                            ============     =============     ===========




                                 See notes to consolidated financial statements.


                                                       MORGAN'S FOODS, INC.
                                          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                YEARS ENDED FEBRUARY 26, 1995, FEBRUARY 27, 1994 AND MARCH 2, 1993





                                                  COMMON SHARES       TREASURY SHARES    CAPITAL IN
                                            -----------------------   ----------------   EXCESS OF
                                              SHARES      AMOUNT      SHARES   AMOUNT   STATED VALUE
                                            ----------  -----------   -------  -------  ------------
         Balance, March 3, 1992.........    17,771,430  $17,772,000      -         -      $11,099,000
         Net loss.......................
         Exercise of stock options......        45,000       45,000   (32,828) $(53,000)       13,000
                                            ---------   -----------   -------   -------   -----------
         Balance, March 2, 1993.........    17,816,430   17,817,000   (32,828) $(53,000)   11,112,000
         Net loss.......................
         Exercise of stock options......                               15,204    24,000       (24,000)
         Issue treasury shares
          for 401K contributions........                                2,358     4,000
                                            ---------  -----------    -------   -------   -----------
         Balance, February 27, 1994.....    17,816,430   17,817,00    (15,266)  (25,000)   11,088,000
         Net loss.......................
         Issuance of treasury stock
          for 401(k) contributions......                               13,764    22,000
                                            ----------  ----------    -------   -------   -----------
         Balance, February 26, 1995.....    17,816,430  $17,817,00     (1,502) $ (3,000)  $11,088,000
                                            ==========  ==========    =======   =======   ===========




                                                               TOTAL
                                            ACCUMULATED     SHAREHOLDERS'
                                             DEFICIT           EQUITY
                                           ------------    -------------
         Balance, March 3, 1992.........    $(22,033,000)  $  6,838,000
         Net loss.......................        (103,000)      (103,000)
         Exercise of stock options......                          5,000
                                           ------------    ------------
         Balance, March 2, 1993.........     (22,136,000)     6,740,000
         Net loss.......................         (92,000)       (92,000)
         Exercise of stock options......
         Issue treasury shares
          for 401K contributions........                          4,000
                                           ------------    ------------
         Balance, February 27, 1994.....     (22,228,000)     6,652,000
         Net loss.......................        (425,000)      (425,000)
         Issuance of treasury stock
          for 401(k) contributions......                         22,000
                                           ------------    ------------
         Balance, February 26, 1995.....    $(22,653,000)  $  6,249,000
                                           ============    ============




                                 See notes to consolidated financial statements.

                                                       MORGAN'S FOODS, INC.
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                YEARS ENDED FEBRUARY 26, 1995, FEBRUARY 27, 1994 AND MARCH 2, 1993



                                                             1995          1994         1993
                                                          ----------    ----------   ----------
          Cash flows from operating activities:
           Net loss...................................   $ (425,000)   $ (92,000)    $ (103,000)
           Adjustments to reconcile to net cash
            provided by continuing operations:
             Cumulative effect of change in
              accounting for income taxes.............                  (600,000)          -
             Depreciation and amortization............    2,536,000    2,215,000      2,059,000
             Gain on sale of marketable securities....        -            -           (109,000)
             Loss on disposal of property
              and equipment...........................       65,000       99,000         71,000
             Change in assets and liabilities:
              Decrease (Increase) in receivables......      (53,000)      (8,000)        27,000
              Decrease (Increase) in inventories......      (82,000)      20,000        (20,000)
              Decrease (Increase) in prepaid expenses.     (360,000)      47,000        122,000
              Increase in other assets................      (65,000)    (237,000)       (75,000)
              Increase in accounts payable............       39,000      520,000        316,000
              Increase (Decrease) in accrued
               liabilities............................      391,000     (267,000)       740,000
                                                         ----------   ----------     ----------
           Net cash provided by continuing operations.    2,046,000    1,697,000      3,028,000
           Net cash used by discontinued operations...       -            -             (64,000)
                                                         ----------   ----------     ----------
           Net cash provided by operating activities..    2,046,000    1,697,000      2,964,000
                                                         ----------   ----------     ----------
          Cash flows from investing activities:
            Capital expenditures......................   (1,629,000)  (5,672,000)    (1,927,000)
            Purchase of licenses......................      (86,000)    (267,000)         -
            Proceeds from sale and maturity
             of marketable securities.................    1,278,000    1,457,000      7,465,000
            Purchase of marketable securities.........   (1,178,000)  (1,419,000)    (2,988,000)
            Proceeds from sale of property
            and equipment.............................       -             -             81,000
                                                         ----------   -----------    ----------
           Net cash provided by (used in)
            investing activities......................   (1,615,000)  (5,901,000)     2,631,000
                                                         ----------   ----------     ----------
          Cash flows from financing activities:
           Proceeds from issuance of long-term debt,
            notes payable and amounts due bank........        -        2,000,000        308,000
           Principal payments on long-term debt.......   (3,742,000)  (1,584,000)    (1,399,000)
           Principal payments on capital
            lease obligations.........................     (214,000)     (98,000)       (85,000)
           Proceeds from sale/leaseback
            transactions..............................    2,440,000    1,929,000          -

           Net cash provided by (used in)                ----------   ----------     ----------
            financing activities......................   (1,516,000)   2,247,000     (1,176,000)
                                                         ----------   ----------     ----------
           Net change in cash and equivalents.........   (1,085,000)  (1,957,000)     4,419,000
           Cash and equivalents, beginning balance....    3,078,000    5,035,000        616,000
                                                         ----------   ----------    -----------
           Cash and equivalents, ending balance.......  $ 1,993,000   $3,078,000     $5,035,000
                                                        ===========   ==========     ==========
           Noncash investing and financing
            activities - capital leases...............   $2,010,000
                                                         ==========

                                 See notes to consolidated financial statements.

                             MORGAN'S FOODS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FEBRUARY 26, 1995, FEBRUARY 27, 1994 AND MARCH 2, 1993


NOTE 1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES.

           DESCRIPTION OF BUSINESS. Morgan's Foods, Inc. ("The Company") operates Kentucky Fried Chicken ("KFC") restaurants in the states of Illinois, Missouri, New Jersey, Ohio, Pennsylvania and West Virginia and has exclusive rights to operate, as franchisee, East Side Mario's restaurants in the Cleveland/Akron and Columbus, Ohio areas. The Company opened its first two East Side Mario's restaurants in fiscal 1994, three additional East Side Mario's during fiscal 1995, and its sixth East Side Mario's in April 1995. In fiscal 1994, the Company changed its fiscal year from a 52-53 week year ending on the Tuesday nearest the last day of February to a 52-53 week year ending on the Sunday nearest the last day of February.

           PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

           CASH AND EQUIVALENTS. The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

           MARKETABLE SECURITIES. Marketable securities consist of U.S. Treasury Notes and Bills, including those pledged as collateral for long-term debt. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting For Certain Investments in Debt and Equity Securities," these securities are classified as held to maturity and accordingly, are carried at amortized cost unless there is a permanent impairment of their value.

           INVENTORIES. Inventories, principally food, beverages and paper products, are stated at the lower of aggregate cost (first-in, first-out basis) or market.

           PRE-OPENING COSTS. Pre-opening costs, which consist principally of training costs, are capitalized and amortized over twelve months.

           PROPERTY AND EQUIPMENT. Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives, of the related assets, as follows: buildings and improvements - 3 to 20 years; and equipment, furniture and fixtures - 10 years. Leasehold improvements are amortized over the shorter of the life of the asset or life of the lease, which ranges from 3 to 15 years. The asset values of the capitalized leases are being amortized using the straight-line method over the lives of the respective leases which range from 15 to 20 years. Depreciation and amortization expense for fiscal 1995, 1994 and 1993 was $2,122,000, $1,954,000 and $1,865,000, respectively.

           AMORTIZATION. The excess of cost over amounts assigned to net assets of acquired businesses is being amortized over forty years on a straight-line basis. Accumulated amortization as of February 26, 1995 and February 27, 1994 was $3,173,000 and $3,046,000, respectively. Annual amortization expense for fiscal 1995, 1994 and 1993 was $127,000. Management evaluates the carrying amount of the excess of cost over amounts assigned to net assets of acquired businesses periodically based upon past and projected cash flows from operations and the estimated fair value of related assets. Management believes there is no impairment of the carrying value at February 26, 1995.

                             MORGAN'S FOODS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FEBRUARY 26, 1995, FEBRUARY 27, 1994 AND MARCH 2, 1993


           CHANGE IN ACCOUNTING FOR INCOME TAXES. The Company was required to adopt Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes" in the year ended February 27, 1994. This statement superseded SFAS No. 96, which was the accounting method previously used by the Company. The cumulative effect of adopting SFAS No. 109 as of the beginning of fiscal 1994 was to increase income by $600,000.

NOTE 2.  ASSETS HELD FOR SALE.

           On May 5, 1995, the Company sold twenty-four KFC restaurants located in Central Pennsylvania and New Jersey to another KFC franchisee. The carrying value of assets sold and liabilities transferred were reclassified to assets held for sale as of February 26, 1995:

                            Inventories                                                      $    140,000
                            Property and equipment                                             13,303,000
                            Accumulated depreciation                                           (6,462,000)
                            Other assets                                                           98,000
                            Excess of cost over amounts assigned
                             to net assets of acquired businesses                               2,688,000
                            Capital lease obligations                                          (1,413,000)
                                                                                             ------------
                            Assets held for sale, net                                        $  8,354,000
                                                                                             ============

The Company received $10,625,000 in cash as consideration for the sale, of which $9,750,000 was used to pay down floating rate bank debt in advance of scheduled maturities. The portion of debt repaid on May 5, 1995 was reclassified from long-term to current maturities as of February 26, 1995. The early payment of debt has reduced scheduled principal payments for fiscal 1996 to $850,000 from $1,945,000. At current interest rates this reduction of debt reduces annual interest cost by $1,009,000. The twenty-four KFC restaurants which were sold had revenues in the fiscal year ended February 26, 1995 of $17,964,000.

                             MORGAN'S FOODS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FEBRUARY 26, 1995, FEBRUARY 27, 1994 AND MARCH 2, 1993


NOTE 3.  ACCRUED LIABILITIES.

           Accrued liabilities consist of the following at February 26, 1995 and February 27, 1994:

                                                        1995                1994
                                                     ----------          ---------
  Accrued compensation..........................     $  634,000          $ 418,000
  Accrued taxes other than income taxes.........        578,000            407,000
  Accrued acquisition costs.....................          -                100,000
  Other accrued expenses........................        381,000            299,000
                                                     ----------         ----------
                                                     $1,593,000         $1,224,000
                                                     ==========         ==========

NOTE 4.  LONG-TERM DEBT.

           Long-term debt consists of the following at February 26, 1995 and February 27, 1994

                                                                 1995           1994
                                                             ------------   ------------
         Bank debt, monthly payments of principal plus
          interest at 1.35% above prime, through 2002......  $14,394,000     $16,062,000

         Bank debt, monthly interest payments of .25% above
          prime, principal amount due and paid March 31,
             1995.  Cash investments having a value of
             $2,000,000 were pledged as collateral............        -        2,000,000

         Note payable at 9%, monthly payments of
          principal and interest through October 2003.
          Marketable securities and cash investments
          having a value of $370,000 at February 26, 1995
          have been pledged as collateral..................      357,000         431,000
                                                             -----------     -----------
                                                              14,751,000      18,493,000
        Less current maturities............................   10,600,000       1,739,000
                                                             -----------     -----------
                                                             $ 4,151,000     $16,754,000
                                                             ===========     ===========

Current maturities of long-term debt at February 26, 1995 includes $9,750,000 repaid on May 5, 1995 in advance of scheduled maturites (See note 2).

                             MORGAN'S FOODS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FEBRUARY 26, 1995, FEBRUARY 27, 1994 AND MARCH 2, 1993


           All of the Company's property and equipment has been pledged as collateral for the bank debt. Additionally, the debt agreement includes restrictions on paying dividends, reacquiring Company shares, incurring debt and capital expenditures. As of February 26, 1995, the Company was not in compliance with certain bank debt covenants, but waivers have been obtained from the bank. The aggregate amount of long- term debt maturing in each of the next five fiscal years is as follows:

                                       1996:
                                       Repayment on May 5,
                                       1995 (Note 2).......   $ 9,750,000
                                       Scheduled payments..       850,000
                                                              -----------
                                       Total 1996..........    10,600,000
                                       1997................       718,000
                                       1998................       802,000
                                       1999................       861,000
                                       2000................       890,000
                                       Later years.........       880,000
                                                              -----------
                                                              $14,751,000
                                                              ===========

           The Company paid interest relating to long-term debt of approximately $1,421,000, $1,304,000 and $1,433,000 in fiscal 1995, 1994 and
1993, respectively.

NOTE 5.  LEASE OBLIGATIONS AND OTHER COMMITMENTS.

           Property under capital leases at February 26, 1995 and February 27, 1994, excluding amounts reclassified to assets held for sale (See Note 2), are as follows:

                                                   1995            1994
                                               ------------    -----------
            Leased property:
               Buildings ..................... $  3,866,000    $  3,250,000
               Equipment, furniture
               and fixtures ..................      739,000
                                               ------------     -----------
               Total .........................    4,605,000       3,250,000
            Less accumulated amortization ...       613,000       1,119,000
                                               ------------    ------------
                                               $  3,992,000    $  2,131,000
                                               ============    ============

           Amortization of leased property under capital leases was $257,000, $127,000 and $123,000 in fiscal 1995, 1994 and 1993, respectively.

           Related obligations under capital leases at February 26, 1995 and February 27, 1994, excluding amounts reclassified to assets held for sale (See
Note 2), are as follows:

                                                   1995            1994
                                                ----------      ----------
           Capital lease obligations            $4,159,000      $2,698,000
           Less current maturities                 263,000         125,000
                                                ----------      ----------
           Long-term capital lease obligations  $3,896,000      $2,573,000
                                                ==========      ==========

           The Company paid interest of approximately $478,000, $249,000 and $253,000 relating to capital lease obligations in fiscal 1995, 1994 and 1993, respectively.

                             MORGAN'S FOODS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FEBRUARY 26, 1995, FEBRUARY 27, 1994 AND MARCH 2, 1993



           Future minimum rental payments to be made under capital leases at February 26, 1995, excluding leases transferred on May 5, 1995 (See Note 2), are as follows:

                      1996 .........................  $   693,000
                      1997 .........................      696,000
                      1998 .........................      664,000
                      1999 .........................      653,000
                      2000 .........................      590,000
                      Later years ..................    6,632,000
                                                      -----------
                                                        9,928,000
                      Less amount representing
                      interest .....................    5,769,000
                                                      -----------
                      Total obligations under
                      capital leases ...............  $ 4,159,000
                                                      ===========

           The Company's leases for restaurant land and buildings are noncancellable and expire on various dates through 2010. The leases have renewal options ranging from 1 to 29 years. Certain restaurant land and building leases require the payment of additional rent equal to an amount by which a percentage of annual sales exceeds annual minimum rentals. Total contingent rentals were $75,000, $57,000 and $56,000 in fiscal 1995, 1994 and 1993, respectively. Future noncancellable minimum rental payments under operating leases at February 26, 1995, excluding leases transferred or terminated on May 5, 1995 (See Note 2), are as follows: 1996 - $1,780,000; 1997 - $1,425,000; 1998 - $1,280,000; 1999 - $1,217,000; 2000 - $966,000 and
an aggregate $8,873,000 for the years thereafter. Rental expense for all operating leases was $2,375,000, $1,798,000 and $1,857,000, for fiscal 1995,
1994 and 1993, respectively.

           The Company remains as the guarantor on six leases related to the twenty-four restaurants sold on May 5, 1995. These leases are for periods of time ranging from 1 to 15 years.

           During fiscal 1995 and 1994 the Company completed sale/leaseback transactions for land and buildings for East Side Mario's restaurants and rotisserie equipment at KFC restaurants. No gain or loss was recorded for these transactions. Lease commitments for these transactions are included in the capital lease obligations and operating lease commitments disclosed above.

           The Company is required to pay royalties of 4% of gross revenues to KFC Corporation and to expend an additional 5% of gross revenues on national and local advertising pursuant to its franchise agreements.

           The East Side Mario's franchise agreement requires the Company to pay royalties of 4% on gross revenues and 1/2% of gross revenues to an advertising fund. The franchise agreement also requires the Company to expend an additional 2 1/2% of gross revenues for advertising and promotion.

NOTE 6.  NET INCOME PER COMMON SHARE.

           Net income per common share has been computed based on the weighted average number of common shares outstanding during each year which totalled 17,806,837, 17,796,320 and 17,778,887 for fiscal 1995, 1994 and 1993, respectively.

                             MORGAN'S FOODS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FEBRUARY 26, 1995, FEBRUARY 27, 1994 AND MARCH 2, 1993


NOTE 7.  INCOME TAXES.

           In the year ended February 27, 1994 the Company adopted SFAS No. 109, "Accounting for Income Taxes". Under SFAS No. 109, the Company was required to record deferred tax assets for the benefits of future deductible temporary differences and operating loss and tax credit carryforwards. After evaluating historical and projected profitability, a valuation allowance was recorded to reduce the deferred tax assets to the amount more likely than not to be realized in the future.

           As permitted under SFAS No. 109, the Company elected not to restate the financial statements of any prior years. The cumulative effect of adopting SFAS No. 109 as of the beginning of fiscal 1994 increased net income by $600,000, or $.03 per share. The effects of the change on both income before income taxes and the effective tax rate for fiscal 1994 and 1995 were not material.

           The current provision for income taxes consists of the following:

                                 1995         1994          1993
                              ---------    ----------    ---------
          Federal...........  $   -        $    -        $   17,000
          State and local...      4,000        34,000        43,000
                              ---------    ----------    ----------
          Total.............  $   4,000    $   34,000    $   60,000
                              =========    ==========    ==========

There was no deferred provision for income taxes during fiscal 1995, 1994 and 1993.

           A reconciliation between the provision for income taxes and income taxes calculated at the statutory tax rate of 35% in 1995 and 1994 and 34% in 1993 is as follows:

                                        1995             1994             1993
                                    ------------     ------------     -----------
   Tax benefit at statutory
    rates.........................  $  (147,000)     $  (230,000)    $    (15,000)
   Goodwill amortization..........       44,000           44,000           43,000
   State and local taxes,
    net of federal benefit........        3,000           22,000           28,000
   Generation/utilization of net
    operating loss carryforwards..      102,000          196,000          (15,000)
   Other..........................        2,000            2,000           19,000
                                    -----------     ------------     ------------
                                    $     4,000     $     34,000     $     60,000
                                    ===========     ============     ============

           The components of deferred tax assets (liabilities) at February 26, 1995 and February 27, 1994 are as follows:

                                                              1995           1994
                                                           ---------      ----------
          Operating loss carryforwards..................   $8,716,000     $8,726,000
          Tax credit carryforwards......................      243,000        243,000
          Depreciation..................................      375,000        222,000
          Capital leases................................      244,000        227,000
          Accrued expenses not currently deductible.....        9,000         69,000
          Inventory valuation...........................       (9,000)        (8,000)
          Valuation allowance...........................   (8,978,000)    (8,879,000)
                                                           ----------      ---------
          Deferred tax asset - net......................   $  600,000     $  600,000
                                                           ==========     ==========

           The valuation allowance increased $99,000 and $245,000 during fiscal 1995 and 1994, respectively.

                             MORGAN'S FOODS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FEBRUARY 26, 1995 FEBRUARY 27, 1994 AND MARCH 2, 1993


           At February 26, 1995, the Company has net operating loss carryforwards which, if not utilized, will expire as follows:

                        1996 ...................     $   495,000
                        1999 ...................       8,124,000
                        2000 ...................       4,513,000
                        2001 ...................       4,055,000
                        2004 ...................         737,000
                        2005 ...................       2,786,000
                        2009 ...................       1,077,000
                        2010 ...................           8,000
                                                     -----------
                        Total ..................     $21,795,000
                                                     ===========

           As of February 26, 1995, the Company has an alternative minimum tax credit carryforward of $56,000. In addition, the Company has approximately $187,000 of investment tax credits (after reduction pursuant to the Tax Reform Act of 1986) available to offset future federal income tax liabilities through 2001.

NOTE 8.  STOCK OPTIONS AND OTHER EQUITY TRANSACTIONS.

           The Company had an Incentive Stock Option Plan ("Incentive Plan") and a Non-Qualified Stock Option Plan ("Stock Option Plan"). Options granted under the Incentive and Stock Option plans are exercisable at the market value of the underlying common shares on the date of the grant. Both plains expired during fiscal 1995. Options granted under the Incentive Plan remain outstanding with option prices of $1.125 to $2.6875 until they individually expire through January 2004 according to the terms of the plan.

           Information with respect to these option plans follows:

                                                      NUMBER OF SHARES
                                               -----------------------------
                                                 1995       1994      1993
                                               --------  ---------- --------
      Outstanding, beginning of year.........   506,000   480,000    427,500
      Granted at $1.75 per share.............      -         -       115,000
      Granted at $2.6875 per share...........      -       66,000      -
      Exercised at $1.00 to $1.125 per share.      -      (35,000)   (45,000)
      Surrendered at $1.50 per share.........      -       (5,000)   (17,500)
      Expired at $1.50 per share.............  (109,000)     -          -
                                                -------  --------    -------

      Outstanding, end of year...............   397,000   506,000    480,000
                                                =======   =======    =======
      Exercisable, end of year...............   316,000   366,000    365,000
                                                =======   =======    =======
      Available for grant, end of year.......     -0-      84,000    145,000
                                                =======   =======    =======



           The Company has Non-Qualified Stock Option Agreements with the Chairman of the Board and Chief Executive Officer and with the President granting the option to purchase an additional 500,000 and 300,000 common shares, respectively, with option prices ranging from $1.25 to $1.75 per share.

           During fiscal 1995, 1994 and 1993 the Company incurred approximately $6,000, $95,000 and $82,000, respectively, in legal fees from a law firm in which one of the directors of the Company is a major shareholder.

                             MORGAN'S FOODS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FEBRUARY 26, 1995 FEBRUARY 27, 1994 AND MARCH 2, 1993


NOTE 9.  401-K RETIREMENT PLAN.

           During fiscal 1994 the Company adopted a 401-K Retirement Plan. All employees age 21 or older who have completed one year of service with the Company, working at least 1,000 hours, are eligible to participate in the plan. The Company matches in Company stock a percentage of employee contributions. During fiscal 1995 and 1994, respectively, the Company incurred $28,000 and $10,000, respectively, in expenses for matching contributions to the plan.

NOTE 10.   TERMINATED ACQUISITION OF BUSINESS.

           During fiscal 1993 the Company signed a letter of intent to acquire Prime Restaurant Group, formerly franchisor of East Side Mario's. The Company also began proceedings to make a public offering of common stock to finance a portion of the acquisition. Agreement on the terms of the acquisition was not reached and negotiations were terminated by the Company on May 10, 1993. Consequently, the Company recorded a charge of $684,000 in the fourth quarter of fiscal 1993 for the estimated total costs of the due diligence process for the proposed acquisition and the public offering.

                                       MORGAN'S FOODS, INC.
                                         INDEX TO EXHIBITS
                                          ITEM 14 (a) (3)

      Exhibit
      Number              Exhibit Description
      ------              -------------------
        3.1         Amended Articles of Incorporation, as amended (1)

        3.2         Amended Code of Regulations (1)

        4.1         Specimen Certificate for Common Shares (2)

        10.1        Specimen KFC Franchise Agreements (3)

        10.2        Amended and Restated Incentive Stock Option Plan (6)

        10.3        Amended and Restated Non-Qualified Stock Option Plan (6)

        10.4        Loan Agreement with Citicorp North America, Inc. for $18,900,000
                    Refinance Loan and $3,000,000 Development Loan (4)

        10.5        Non-Qualified Stock Option Agreement with Leonard R. Stein-Sapir (5)

        10.6        Non-Qualified Stock Option Agreement with James J. Liguori (1)

        10.7        Form of East Side Mario's Area Development Agreement and Franchise Agreement (6)

        19          Form of Indemnification Contract between Registrant and its Officers and Directors (6)

        21          Subsidiaries

        23          Independent Auditors' Consent

        27          Financial Data Schedule

(1) Filed as an exhibit to Registrant's Form 10-K for the 1992 fiscal year and incorporated herein by reference.

(2) Filed as an exhibit to the Registrant's Registration Statement (No. 33-35772) on Form S-2 and incorporated herein by reference.

(3) Filed as an exhibit to the Registrant's Registration Statement (No. 2-78035) on Form S-1 and incorporated herein by reference.

(4) Filed as an exhibit to the Registrant's Form 10-K for the 1991 fiscal year and incorporated herein by reference.

(5) Filed as an exhibit to the Registrant's Form 8-K dated May 4, 1989 and incorporated herein by reference.

(6) Filed as an exhibit to the Registrant's Form 10-K for the 1993 fiscal year and incorporated herein by reference.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                Morgan's Foods, Inc.


   Dated:            May 19, 1995               /s/  Leonard Stein-Sapir
                                                ------------------------------
                                                  By: Leonard Stein-Sapir
                                                    Chairman of the Board,
                                                    Chief Executive Officer &
                                                    Director

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



   /s/  Leonard Stein-Sapir                     /s/  Lawrence S. Dolin
   --------------------------------             ------------------------------

   By:  Leonard Stein-Sapir                     By:  Lawrence S. Dolin
        Chairman of the Board,                       Director
        Chief Executive Officer & Director           Dated:  May 19, 1995
        Dated:  May 19, 1995


   /s/  James J. Liguori                        /s/  Steven S. Kaufman
   --------------------------------             ------------------------------

   By:  James J. Liguori                        By:  Steven S. Kaufman
        Director, President &                        Director
        Chief Operating Officer                      Dated:  May 19, 1995
        Dated:  May 19, 1995


   /s/  Kenneth L. Hignett                      /s/  Richard A. Arons
   --------------------------------             ------------------------------

   By:  Kenneth L. Hignett                      By:  Richard A. Arons
        Director, Senior Vice President,             Director
        Chief Financial Officer & Secretary          Dated:  May 19, 1995
        Dated:  May 19, 1995


                                                /s/  Bernard Lerner
                                                ------------------------------

                                                By:  Bernard Lerner
                                                     Director
                                                     Dated:  May 19, 1995