Form 10-Q
period 1995-05-21
MORGANS FOODS INC
filed 1995-07-05
CIK 68145

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the period ended                      May 21, 1995
                    -----------------------------------------------------------

Commission file number                        0-3833
                    -----------------------------------------------------------


                             Morgan's Foods, Inc.
- -------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          Ohio                                          34-0562210
- -------------------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                     Identification Number)


    25201 Chagrin Boulevard, Suite 330, Beachwood, Ohio         44122
- -------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code:        (216) 360-7500
                                                   ----------------------------


- -------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                        Yes    X        No
                                            -------        -------

As of June 30, 1995, the issuer had 17,816,430 shares of common stock outstanding.

                       PART I    FINANCIAL INFORMATION

Item 1.  Financial Statements.

                             Morgan's Foods, Inc.

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (unaudited)

                                                      Quarter Ended
                                              -----------------------------

                                              May 21, 1995     May 22, 1994
                                              ------------     ------------
    Revenues ................................  $11,616,000     $ 11,754,000

    Cost of sales:
     Food, paper and beverage ...............    3,726,000        3,733,000
     Labor and benefits .....................    3,120,000        3,028,000
    Restaurant operating expenses ...........    3,782,000        3,765,000
    General and administrative expenses .....      762,000          870,000
                                                ----------      -----------

    Operating income ........................      226,000          358,000

    Interest Expense:
     Bank debt and notes payable ............     (298,000)        (350,000)
     Capital leases .........................     (142,000)         (66,000)

    Gain on sale of restaurants (Note 2) ....    1,681,000             -

    Other income ............................       77,000           99,000
                                               -----------      -----------

    Income before income taxes ..............    1,544,000           41,000

    Provision for income taxes ..............        3,000            3,000
                                               -----------      -----------

    Net income ..............................  $ 1,541,000      $    38,000
                                               ===========      ===========

    Net income per common share .............  $       .09      $       .00
                                               ===========      ===========

    Weighted average number
     of shares outstanding ..................   17,816,340       17,802,392



                See notes to consolidated financial statements

                              MORGAN'S FOODS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)


                                                         MAY 21, 1995      FEBRUARY 26, 1995
                                                         ------------      -----------------
ASSETS
 Current assets:
  Cash and equivalents .................................  $ 1,109,000            $ 1,993,000
  Marketable securities ................................      359,000                359,000
  Receivables ..........................................      266,000                105,000
  Inventories ..........................................      307,000                298,000
  Prepaid expenses .....................................       97,000                299,000
  Assets held for sale, net ............................         -                 8,354,000
                                                          -----------            -----------
                                                            2,138,000             11,408,000
                                                          -----------            -----------
 Property and equipment:
  Land .................................................    1,464,000              1,464,000
  Buildings and improvements ...........................    5,224,000              5,224,000
  Property under capital leases ........................    4,605,000              4,605,000
  Leasehold improvements ...............................    3,930,000              3,809,000
  Equipment, furniture and fixtures ....................    7,777,000              7,433,000
  Construction in progress..............................      162,000                465,000
                                                          -----------            -----------
                                                           23,162,000             23,000,000
  Less accumulated depreciation and amortization .......    8,222,000              7,886,000
                                                          -----------            -----------
                                                           14,940,000             15,114,000
 Other assets ..........................................      964,000                990,000
 Deferred taxes ........................................      600,000                600,000
 Excess of cost over amounts assigned
  to net assets of acquired businesses .................    1,311,000              1,320,000
                                                          -----------            -----------
                                                          $19,953,000            $29,432,000
                                                          ===========            ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
  Current maturities of long-term debt .................  $   851,000            $10,600,000
  Current maturities of capital lease obligations.......       78,000                263,000
  Accounts payable .....................................    1,843,000              2,680,000
  Accrued liabilities ..................................    1,608,000              1,593,000
                                                          -----------            -----------
                                                            4,380,000             15,136,000
 Long-term debt ........................................    3,941,000              4,151,000
 Long-term capital lease obligations ...................    3,839,000              3,896,000

SHAREHOLDERS' EQUITY
Preferred shares, 1,000,000 shares authorized,
  no shares outstanding
Common Stock
 Authorized shares - 25,000,000
 Issued shares - 17,816,430 ............................   17,817,000             17,817,000
 Treasury shares - 1,502 shares ........................        -                     (3,000)
Capital in excess of stated value ......................   11,088,000             11,088,000
Accumulated deficit ....................................  (21,112,000)           (22,653,000)
                                                          -----------            -----------
Total shareholders' equity .............................    7,793,000              6,249,000
                                                          -----------            -----------
                                                          $19,953,000            $29,432,000
                                                          ===========            ===========


                See notes to consolidated financial statements.


                              MORGAN'S FOODS, INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                  (UNAUDITED)




                                            COMMON SHARES           TREASURY SHARES      CAPITAL IN                        TOTAL
                                     -------------------------     -----------------      EXCESS OF     ACCUMULATED    SHAREHOLDERS'
                                       SHARES         AMOUNT       SHARES     AMOUNT    STATED VALUE      DEFICIT         EQUITY
                                     ----------    -----------     ------     ------    ------------    ------------   -------------
Balance, February 26, 1995 ........  17,816,430    $17,817,000     (1,502)   $(3,000)    $11,088,000    $(22,653,000)     $6,249,000

Net income ........................                                                                        1,541,000       1,541,000

Issue treasury shares for
 401K contributions ...............                                1,502      3,000                                            3,000
                                     ----------    -----------     ------     ------    ------------    ------------    ------------

Balance, May 21, 1995 .............  17,816,430    $17,817,000       -        $  -       $11,088,000    $(21,112,000)     $7,793,000
                                     ==========    ===========     ======     ======     ===========    ============    ============


                 See notes to consolidated financial statements

                              MORGAN'S FOODS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                                           QUARTER ENDED
                                                -------------------------------------
                                                MAY 21, 1995             MAY 22, 1994
                                                ------------             ------------
Cash flows from operating activities:
 Net income ..................................... $1,541,000              $    38,000
 Adjustments to reconcile net income
  to net cash provided by operating activities:
  Depreciation and amortization .................    568,000                  548,000
  Loss (gain) on sale of restaurants and
   other property and equipment ................. (1,680,000)                   7,000
   Change in assets and liabilities:
    (Increase) in receivables ...................    (67,000)                 (38,000)
    (Increase) decrease in inventories ..........      8,000                  (36,000)
    (Increase) decrease in prepaid expenses .....    166,000                 (108,000)
    (Increase) in other assets ..................      -                      (16,000)
    (Decrease) in accounts payable...............   (837,000)                (612,000)
    Increase (decrease) in accrued expenses .....   (400,000)                 289,000
                                                  ----------              -----------
 Net cash provided by (used in)
  operating activities ..........................   (701,000)                  72,000

Cash flows from investing activities:
 Sale of restaurants, net of expenses of sale.... 10,257,000                     -
 Capital expenditures ...........................   (369,000)                (739,000)
 Purchase of licenses ...........................       -                      (5,000)
 Proceeds from sale and maturity
  of marketable securities ......................       -                     459,000
 Purchase of marketable securities ..............       -                    (429,000)
                                                  ----------              -----------

 Net cash provided by (used in)
  investing activities ..........................  9,888,000                 (714,000)
                                                  ----------              -----------

Cash flows from financing activities:
 Bank debt repayment in advance of
  scheduled maturity ............................ (9,750,000)
 Principal payments on long-term debt............   (394,000)                (419,000)
 Principal payments on capital lease obligations.    (73,000)                 (41,000)
 Proceeds from property and equipment financing..    146,000                  752,000
                                                  ----------              -----------
 Net cash provided by (used in)
  financing activities ..........................(10,071,000)                 292,000
                                                  ----------              -----------
Net change in cash and equivalents ..............   (884,000)                (350,000)
Cash and equivalents, beginning balance .........  1,993,000                3,078,000
                                                  ----------              -----------

Cash and equivalents, ending balance ............ $1,109,000              $ 2,728,000
                                                  ==========              ===========

                See notes to consolidated financial statements.

                              MORGAN'S FOODS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  QUARTERS ENDED MAY 21, 1995 AND MAY 22, 1994


NOTE 1. Summary of Significant Accounting Policies

         The interim consolidated financial statements of Morgan's Foods, Inc. have been prepared without audit. In the opinion of Company Management, all adjustments have been included. Unless otherwise disclosed, all adjustments consist only of normal recurring adjustments necessary for a fair statement of results of operations for the interim periods. These unaudited financial statements have been prepared using the same accounting principles that were used in preparation of the Company's annual report on Form 10-K for the year ended February 26, 1995.

NOTE 2.  Disposition of Assets

         On May 5, 1995 Morgan's Restaurants of Pennsylvania, Inc., and Morgan's Restaurants of New Jersey, Inc., both wholly owned subsidiaries of Morgan's Foods, Inc., completed the sale to Kazi Foods of New Jersey, Inc. of the assets of twenty-four KFC restaurants located in Central Pennsylvania and New Jersey. Through the transaction Kazi acquired all of the assets, properties and leases of the twenty-four KFC restaurants, which the company had previously classified as assets held for sale, for a cash purchase price of $10,625,000. The Company used the proceeds primarily to pay down $9,750,000 of floating rate bank debt in advance of scheduled maturities. The Company received net cash proceeds from the sale of $294,000, after payment of various closing costs and buyouts of previously leased equipment at certain retained restaurants. The company recorded a gain on sale of the restaurants of $1,681,000 which represents the excess of the sale price and lease liabilities assigned to the buyer, net of estimated expenses related to the transaction, over the carrying value of the assets sold.

         All obligations and liabilities which arose from or in connection with the operation of the twenty-four KFC restaurants prior to the closing of the sale transaction remain an obligation of the Company. All leases related to the twenty-four KFC restaurants were assigned to Kazi. The Company remains as the guarantor on six of the restaurant leases for periods of time ranging from 1 to 15 years.

         The twenty-four KFC restaurants which were sold had revenues prior to the sale of $2,418,000 in the quarter ended May 21, 1995 and revenues of $3,746,000 in the quarter ended May 22, 1994.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        DESCRIPTION OF BUSINESS. Morgan's Foods, Inc. ("the Company") operates through wholly-owned subsidiaries Kentucky Fried Chicken ("KFC") restaurants under franchises from KFC Corporation and has exclusive rights to operate, as a franchisee, East Side Mario's restaurants in the Cleveland/Akron and Columbus, Ohio areas. As of February 27, 1995, the first day of fiscal 1996, the Company operated 65 KFC restaurants. On May 5, 1995, the Company sold twenty-four of its KFC restaurants to another KFC franchisee. As of June 30, 1995, the Company operates 41 KFC restaurants and six East Side Mario's restaurants. The Company's fiscal year is a 52 - 53 week year ending on the Sunday nearest the last day of February.

                 REVENUES. Revenues for the quarter ended May 21, 1995 were $11,616,000 compared to $11,754,000 for the quarter ended May 22, 1994. The 1.2% decrease was due to 17 days less revenue from the 24 KFC restaurants sold on May 5, 1995. This revenue decrease was partially offset by the operation of three additional East Side Mario's in the quarter ended May 21, 1995, including one restaurant which opened April 25, 1995, compared to the quarter ended May 22, 1994. The six East Side Mario's contributed $2,606,000 to total revenue during the first quarter of fiscal 1996, compared to revenue of $1,910,000 from three East Side Mario's in the prior year. The Company began Home Delivery in one of its KFC restaurants on June 9, 1995 and expects Home Delivery in 14 of its restaurants by fiscal year end. Management anticipates sale increases from the implementation of Home Delivery Service in the KFC restaurants.

                 COSTS OF SALES - FOOD, PAPER AND BEVERAGES. Food, paper and beverage costs for fiscal 1996 increased as a percentage of revenue from 31.76% in fiscal 1995 to 32.08%. The increase is primarily due to the mega meal introduced in the fourth quarter of fiscal 1995 which continues into fiscal 1996.

                 COST OF SALES - LABOR AND BENEFITS. Labor and benefits increased as a percentage of revenue for the quarter ended May 21, 1995 to 26.86% compared to 25.76% one year ago. The increase is primarily due to restaurant management salaries in the East Side Mario's opened for one year or more as of May 21, 1995 which remained relatively flat from year to year despite decreases in sales.

         RESTAURANT OPERATING EXPENSE. Restaurant operating expenses increased as a percentage of revenue from 32.03% in fiscal 1995 to 32.56% in fiscal 1996. The Company's promotional discounting was higher in the first quarter of fiscal 1996 compared to the first quarter of fiscal 1995. In addition occupancy costs in the East Side Mario's division were higher in fiscal 1996 when compared to fiscal 1995 due to the operation of 3 additional restaurants. These increases were partially offset by decreases in utilities and property taxes in the KFC restaurants.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for fiscal 1996 of $762,000 were $108,000 or 12.41% below the first quarter of fiscal 1995. The decrease is due to several reasons. First, the elimination of the administrative expenses related to operation of the 24 KFC restaurants that were sold late in the first quarter of fiscal 1996. Second, elimination of salaries and related expenses of the Vice President of Marketing position and an Area Manager in the St. Louis market. Third, both the President and Chairman of the Company took a 10% salary reduction. Finally, administrative functions associated with the development, expansion and operation of the East Side Mario's restaurants decreased in fiscal 1996 compared to fiscal 1995 despite the operation of three additional East Side Mario's.

         OPERATING INCOME. Operating income in the current quarter decreased to $226,000 from $358,000 for the first quarter of fiscal 1995. Operating income for the KFC restaurants in the first quarter of fiscal 1996 was lower compared to the prior year due to the sale of 24 KFC restaurants late in the first quarter of fiscal 1996. Operating income of the East Side Mario's in fiscal 1996 was below fiscal 1995 primarily due to high fixed occupancy costs and lower revenue in those restaurants opened one year or more.

         INTEREST EXPENSE. Interest expense remained relatively constant in the first quarter of fiscal 1996 when compared to fiscal 1995. The Company repaid $9,750,000 of bank debt in advance of scheduled maturity from the proceeds of the sale of 24 KFC restaurants. This reduced debt balance resulted in lower bank debt interest expense in the first quarter of fiscal 1996 but interest expense was negatively effected by increases in prime interest rate and increased expense due to capital leases used to finance East Side Mario's restaurants. Also, during the fourth quarter of fiscal 1994, the Company incurred $2,000,000 of additional temporary debt related to the construction of East Side Mario's restaurants, which was repaid during the second quarter of fiscal 1995.

         LIQUIDITY AND CAPITAL RESOURCE. Cash flow activity for the first quarters of fiscal 1996 and fiscal 1995 is presented in the Consolidated Statements of Cash Flow. Cash used in operating activities was $701,000 in the first quarter of fiscal 1996 which includes $837,000 payment of accounts payable balances from February 26, 1995. The Company paid scheduled long-term bank debt of $394,000 in the first quarter of fiscal 1996 and received property and equipment financing of $146,000.

         The KFC operations of the Company have historically provided sufficient cash flow to service the Company's debt, refurbish and upgrade KFC restaurant properties and cover administrative overhead. Management believes that operating cash flow will provide sufficient capital to continue to operate and maintain the KFC and East Side Mario's restaurants, service the Company's debt and support required corporate expenses. In addition to the Company's operating cash flow, management believes that additional financing, including long term leases of build-to-suit restaurants and development lines of credit can be obtained to complete the development of the Company's East Side Mario's franchised restaurants in Ohio.

         On May 5, 1995, the Company sold 24 of its KFC restaurants to another franchisee. The Company used a portion of the proceeds of the sale to pay down floating rate bank debt totaling $9,750,000 in advance of its scheduled maturity. As a result, annual interest expense, at current interest rates, will be reduced by approximately $1,009,000. In addition, annual interest expense of $117,000 relating to capital leases assumed by the buyer of the restaurants will no longer be incurred by the Company as a result of the sale. As a further result of the early payment of floating rate bank debt, scheduled principal payments for fiscal 1996 have been reduced from $1,945,000 to $850,000.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibit 27 - Financial Data Schedule

         (b) On May 22, 1995 the Company filed a Form 8-K to report the sale on May 5, 1995 of twenty-four KFC restaurants located in Central Pennsylvania and New Jersey.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           Morgan's Foods, Inc.
                                        --------------------------
                                              (Registrant)


Dated:  July 5, 1995                    BY: /S/ Kenneth L. Hignett
                                           -----------------------
                                           Kenneth L. Hignett
                                           Senior Vice President,
                                           Chief Financial Officer & Secretary