Form 10-Q
period 1995-08-13
MORGANS FOODS INC
filed 1995-09-27
CIK 68145

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the period ended                      August 13, 1995
                    -----------------------------------------------------------
Commission file number                         0-3833
                      ---------------------------------------------------------
                                        Morgan's Foods, Inc.
- -------------------------------------------------------------------------------
                        (Exact name of registrant as specified in its charter)

        Ohio                                                34-0562210
- -------------------------------------------------------------------------------
   (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                      Identification Number)


25201 Chagrin Boulevard, Suite 330, Beachwood, Ohio             44122
- -------------------------------------------------------------------------------
   (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:         (216) 360-7500
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


                                        Yes ...X...     No .......


  As of September 25, 1995, the issuer had 17,816 ,430 shares of common stock outstanding.

                        PART I    FINANCIAL INFORMATION

Item 1.  Financial Statements.
                              Morgan's Foods, Inc.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (unaudited)
- --------------------------------------------------------------------------------

                                                   Quarter  Ended
                                         ---------------------------------
                                           August 13, 1995 August 14, 1994
                                         ----------------- ---------------
REVENUES ................................  $ 9,904,000     $13,622,000

COST OF SALES:
 FOOD, PAPER AND BEVERAGE ...............    3,154,000       4,329,000
 LABOR AND BENEFITS .....................    2,548,000       3,465,000
RESTAURANT OPERATING EXPENSES ...........    3,222,000       4,285,000
GENERAL AND ADMINISTRATIVE EXPENSES .....      695,000         909,000
                                            ----------     -----------

OPERATING INCOME ........................      285,000         634,000

INTEREST EXPENSE:
 BANK DEBT AND NOTES PAYABLE ............     (113,000)       (303,000)
 CAPITAL LEASES .........................     (102,000)       (113,000)

OTHER INCOME ............................       28,000          25,000
                                           -----------     -----------

INCOME BEFORE INCOME TAXES ..............       98,000         243,000

PROVISION FOR INCOME TAXES ..............        3,000           3,000
                                           -----------     -----------

NET INCOME ..............................  $    95,000     $   240,000
                                           ===========     ===========

NET INCOME PER COMMON SHARE .............  $       .01     $       .01
                                           ===========     ===========

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING ..................   17,816,398      17,804,875




                 See notes to consolidated financial statements

                        PART I    FINANCIAL INFORMATION

Item 1.  Financial Statements.

                              Morgan's Foods, Inc.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (unaudited)
- --------------------------------------------------------------------------------

                                                Twenty-Four Weeks Ended
                                           ---------------------------------
                                           August 13, 1995   August 14, 1994
                                           ---------------   ---------------
REVENUES ................................  $21,520,000       $25,376,000

COST OF SALES:
 FOOD, PAPER AND BEVERAGE ...............    6,880,000         8,062,000
 LABOR AND BENEFITS .....................    5,668,000         6,493,000
RESTAURANT OPERATING EXPENSES ...........    7,004,000         8,050,000
GENERAL AND ADMINISTRATIVE EXPENSES .....    1,457,000         1,779,000
                                            ----------       -----------

OPERATING INCOME ........................      511,000           992,000

INTEREST EXPENSE:
 BANK DEBT AND NOTES PAYABLE ............     (411,000)         (653,000)
 CAPITAL LEASES .........................     (244,000)         (179,000)

GAIN ON SALE OF RESTAURANTS (NOTE 2) ....    1,681,000              -

OTHER INCOME ............................      105,000           124,000
                                           -----------       -----------

INCOME BEFORE INCOME TAXES ..............    1,642,000           284,000

PROVISION FOR INCOME TAXES ..............        6,000             6,000
                                           -----------       -----------

NET INCOME ..............................  $ 1,636,000       $   278,000
                                           ===========       ===========

NET INCOME PER COMMON SHARE .............  $       .09       $       .02
                                           ===========       ===========

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING ..................   17,816,369        17,803,824


                 See notes to consolidated financial statements

                              MORGAN'S FOODS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

- --------------------------------------------------------------------------------

                                                          AUGUST 13, 1995  FEBRUARY 26, 1995
                                                          ---------------  -----------------
ASSETS
 Current assets:
  Cash and equivalents .................................  $ 1,685,000      $ 1,993,000
  Marketable securities ................................      316,000          359,000
  Receivables ..........................................      130,000          105,000
  Inventories ..........................................      354,000          298,000
  Prepaid expenses .....................................      180,000          299,000
  Assets held for sale, net (note 2)....................         -           8,354,000
                                                          -----------      -----------
                                                            2,665,000       11,408,000
                                                          -----------      -----------
 Property and equipment:
  Land .................................................    1,464,000        1,464,000
  Buildings and improvements ...........................    5,226,000        5,224,000
  Property under capital leases ........................    6,152,000        4,605,000
  Leasehold improvements ...............................    3,959,000        3,809,000
  Equipment, furniture and fixtures ....................    7,961,000        7,433,000
  Construction in progress..............................      115,000          465,000
                                                          -----------      -----------
                                                           24,877,000       23,000,000
  Less accumulated depreciation and amortization .......    8,569,000        7,886,000
                                                          -----------      -----------
                                                           16,308,000       15,114,000
 Other assets ..........................................      977,000          990,000
 Deferred taxes ........................................      600,000          600,000
 Excess of cost over amounts assigned
  to net assets of acquired businesses .................    1,301,000        1,320,000
                                                          -----------      -----------
                                                          $21,851,000      $29,432,000
                                                          ===========      ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
  Current maturities of long-term debt .................  $   681,000      $10,600,000
  Current maturities of capital lease obligations.......      337,000          263,000
  Accounts payable .....................................    2,148,000        2,680,000
  Accrued liabilities ..................................    1,741,000        1,593,000
                                                          -----------      -----------
                                                            4,907,000       15,136,000
                                                          -----------      -----------

 Long-term debt ........................................    3,811,000        4,151,000
 Long-term capital lease obligations ...................    5,245,000        3,896,000

SHAREHOLDERS' EQUITY
Preferred shares, 1,000,000 shares authorized,
  no shares outstanding
Common stock
 Authorized shares - 25,000,000
 Issued shares - 17,816,430 ............................   17,817,000       17,817,000
 Treasury shares - 1,502 shares ........................        -               (3,000)
Capital in excess of stated value ......................   11,088,000       11,088,000
Accumulated deficit ....................................  (21,017,000)     (22,653,000)
                                                          -----------      -----------
Total shareholders' equity .............................    7,888,000        6,249,000
                                                          -----------      -----------
                                                          $21,851,000      $29,432,000
                                                          ===========      ===========


                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              Morgan's Foods, Inc.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                  (unaudited)





                                                 COMMON SHARES            TREASURY SHARES     CAPITAL IN                  TOTAL
                                              -------------------------  ------------------   EXCESS OF    ACCUMULATED SHAREHOLDERS'
                                                SHARES       AMOUNT      SHARES     AMOUNT   STATED VALUE    DEFICIT      EQUITY
                                              ----------   ------------  ------    --------  ------------ -------------  ----------
Balance, February 26, 1995 ...........        17,816,430   $17,817,000   (1,502)   $(3,000)  $11,088,000   $(22,653,000) $6,249,000

Net income ...........................                                                                        1,636,000   1,636,000

Issue treasury shares for
 401K contributions ..................                                    1,502     3 ,000                                    3,000
                                              ----------   ------------  ------    --------  ------------ -------------  ----------

Balance, August 13, 1995 ..............       17,816,430   $17,817,000     -       $    -    $11,088,000  ($ 21,017,000) $7,888,000
                                              ==========   ============  ======    ========  ============ ============== ==========

                 See notes to consolidated financial statements

                              Morgan's Foods, Inc.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                   Twenty-Four Weeks Ended
                                               --------------------------------
                                               August 13, 1995  August 14, 1994
                                               ---------------  ---------------
Cash flows from operating activities:
 Net income ..................................... $1,636,000   $   278,000
 Adjustments to reconcile net income
  to net cash provided by operating activities:
  Depreciation and amortization .................    976,000     1,129,000
  Loss (gain) on sale of restaurants and
   other property and equipment ................. (1,681,000)       73,000
   Change in assets and liabilities:
    (Increase) decrease in receivables ..........     69,000       (72,000)
    (Increase) in inventories ...................    (39,000)      (39,000)
    (Increase) decrease in prepaid expenses .....     46,000      (114,000)
    (Increase) in other assets ..................    (27,000)      (45,000)
    Increase (decrease) in accounts payable......   (532,000)      245,000
    Increase (decrease) in accrued expenses .....   (267,000)      274,000
                                                  ----------   -----------
 Net cash provided by operating activities ......    181,000     1,729,000
                                                  ----------   -----------
Cash flows from investing activities:
 Sale of restaurants, net of expenses of sale.... 10,257,000          -
 Capital expenditures ...........................   (677,000)   (1,385,000)
 Purchase of licenses ...........................       -          (72,000)
 Proceeds from sale and maturity
  of marketable securities ......................    359,000       888,000
 Purchase of marketable securities ..............   (316,000)     (820,000)
                                                  -----------  -----------

 Net cash provided by (used in)
  investing activities ..........................  9,623,000    (1,389,000)
                                                  ----------   -----------

Cash flows from financing activities:
 Bank debt repayment in advance of
  scheduled maturity ............................ (9,750,000)
 Principal payments on long-term debt............   (511,000)   (2,845,000)
 Principal payments on capital lease obligations.   (138,000)      (81,000)
 Proceeds from property and equipment financing..    287,000     2,311,000
                                                  ----------   -----------
 Net cash provided by (used in)
  financing activities ..........................(10,112,000)     (615,000)
                                                  ----------   -----------

Net change in cash and equivalents ..............   (308,000)     (275,000)
Cash and equivalents, beginning balance .........  1,993,000     3,078,000
                                                  ----------   -----------

Cash and equivalents, ending balance ............ $1,685,000   $ 2,803,000
                                                  ==========   ===========

Non-cash investing and financing activities -
 property acquired under capital lease .......... $1,547,000
                                                  ==========

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              Morgan's Foods, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               QUARTERS ENDED AUGUST 13, 1995 AND AUGUST 13, 1994


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

        The twenty-four KFC restaurants which were sold had revenues prior to the sale of $2,418,000 in the twenty-four weeks ended August 13, 1995 and revenues of $8,563,000 in the twenty-four weeks ended August 14, 1994.

Note 3.  Long-Term Debt

        On September 25, 1995 the Company completed a debt financing which resulted in the borrowing of $5,500,000 for a 15 year term at a 9.99% fixed interest rate. The borrowing is collateralized by property and equipment at seven of the Company's KFC restaurants. The proceeds of the borrowing were used to pay the remaining balance of $4,163,000 of floating rate bank debt in advance of its scheduled maturity, pay transaction costs of approximately $160,000 (including prepayment penalties) and to add to working capital.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                 DESCRIPTION OF BUSINESS. Morgan's Foods, Inc. ("the Company") operates through wholly-owned subsidiaries Kentucky Fried Chicken ("KFC") restaurants under franchises from KFC Corporation and has exclusive rights to operate, as a franchisee, East Side Mario's restaurants in the Cleveland/Akron and Columbus, Ohio areas. As of February 27, 1995, the first day of fiscal 1996, the Company operated 65 KFC restaurants. On May 5, 1995, the Company sold twenty-four of its KFC restaurants to another KFC franchisee (see Note 2 of Notes to Consolidated Financial Statements). As of September 25, 1995, the Company operates 40 KFC restaurants and six East Side Mario's restaurants. The Company's fiscal year is a 52 - 53 week year ending on the Sunday nearest the last day of February.

                 REVENUES. Revenues for the quarter ended August 13, 1995 were $9,904,000 compared to $13,622,000 for the quarter ended August 14, 1994. The 27.3% decrease was due to the sale on May 5, 1995 of 24 KFC restaurants which had contributed $4,630,000 to revenues during the quarter ended August 14, 1994. This revenue decrease was partially offset by revenues generated by the operation of two additional East Side Mario's in the quarter ended August 13, 1995 compared to the quarter ended August 14, 1994. The six East Side Mario's contributed $3,142,000 of revenue during the second quarter of fiscal 1996, compared to revenue of $2,568,000 from four East Side Mario's in the second quarter of the prior year. Revenues for the 41 KFC restaurants which were operated in both the fiscal 1996 and 1995 second quarters increased 5.3% to $6,762,000 in fiscal 1996 from $6,424,000 in fiscal 1995. Revenues for the twenty-four weeks ended August 13, 1995 were $3,856,000, or 15.2%, less than the year earlier period for the reasons mentioned above. The 24 KFC restaurants had contributed revenues of $8,563,000 for the fiscal 1994 year to date period, compared to $2,418,000 for the current year to date. The East Side Mario's restaurants contributed $5,748,000 in the fiscal 1996 year to date period compared to $4,478,000 during the year earlier period. The Company began Home Delivery in certain KFC restaurants during the second quarter of fiscal 1996 and currently has Home Delivery in 6 of its restaurants. The restaurants offering Home Delivery have experienced sales increases and management expects Home Delivery will continue to generate increased sales.

                 COST OF SALES - FOOD, PAPER AND BEVERAGES. Food, paper and beverage costs for the second quarter increased as a percentage of revenue to 31.85% in fiscal 1996 from 31.78% in fiscal 1995. The increase is primarily due to the continuing KFC mega meal promotion introduced in the fourth quarter of fiscal 1995. Year to date food, paper and beverage cost for fiscal 1996 was 31.97% of revenue, compared to 31.77% in the comparable fiscal 1995 period primarily for the same reason.

                 COST OF SALES - LABOR AND BENEFITS. Labor and benefits increased as a percentage of revenue for the quarter ended August 13, 1995 to 25.72% compared to 25.44% one year ago. The increase is primarily due to a greater portion of business during the quarter being generated by the East Side Mario's restaurants, which have, as a percentage of revenues, labor costs approximately 2.5 percentage points higher than the KFC's. Labor and benefits increased as a percentage of revenue for the year to date August 13, 1995 to 26.34% from 25.59% during the year earlier period for the reasons cited above.

        RESTAURANT OPERATING EXPENSES. Restaurant operating expenses increased as a percentage of revenue from 31.46% to 32.53% in the current quarter and 31.72% to 32.55% in the current year to date. The Company's promotional discounting was higher during the second quarter and year to date fiscal 1996 compared to the same periods in fiscal 1995. In addition, occupancy costs in the East Side Mario's division were higher in fiscal 1996 when compared to fiscal 1995 due to the operation of 2 additional restaurants.

        GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the second quarter of fiscal 1996 of $695,000 were $214,000, or 23.54%, below the second quarter of fiscal 1995. General and administrative expenses for the year to date fiscal 1996 of $1,457,000 were $322,000 or 18.10% below fiscal 1995. The decrease was due to several reasons. First, in the second quarter administrative expenses of $94,000 were eliminated as the result of the sale of the KFC restaurants late in the first quarter of fiscal 1996. Second, administrative expense reductions implemented during late fiscal 1995, including the elimination of salaries and related expenses of two administrative positions and a 10% salary reduction taken late in fiscal 1995 by the President and Chairman of the Company, continue to have a positive impact on expense levels. Finally, administrative expenses associated with the development, expansion and operation of the East Side Mario's restaurants decreased in fiscal 1996 compared to fiscal 1995 despite the operation of two additional East Side Mario's.

        OPERATING INCOME. Operating income decreased to $285,000 in the second quarter of fiscal 1996 from $634,000 for the second quarter of fiscal 1995 and to $511,000 from $992,000 for the year to date periods. Operating income for the KFC restaurants in the first quarter of fiscal 1996 was lower compared to the prior year due to the sale of 24 KFC restaurants late in the first quarter of fiscal 1996. Operating income of the East Side Mario's in fiscal 1996 was below fiscal 1995 primarily due to high fixed occupancy costs and lower revenue in those restaurants opened one year or more.

        INTEREST EXPENSE. Interest expense on bank debt decreased $190,000 for the second quarter and $242,000 for the year to date period primarily due to the repayment of bank debt totaling $9,750,000 in advance of its scheduled maturity using the proceeds of the sale of 24 KFC restaurants. Although this reduced debt balance resulted in lower overall bank debt interest expense in fiscal 1996, interest expense related to the remaining bank debt balance was negatively affected by increases in the prime interest rate from the comparable period of the prior year. Interest expense on capitalized leases used to finance East Side Mario's restaurants increased but was offset by the elimination of several capitalized leases from the sale of the 24 KFC restaurants.

        LIQUIDITY AND CAPITAL RESOURCES. Cash flow activity for year to date fiscal 1996 and fiscal 1995 is presented in the Consolidated Statements of Cash Flow. Net cash provided by operating activities was $181,000 in fiscal 1996 which includes $532,000 payment of accounts payable balances from February 26, 1995. The Company paid scheduled long-term bank debt of $511,000 in fiscal 1996 and received property and equipment financing of $287,000.

        The KFC operations of the Company have historically provided sufficient cash flow to service the Company's debt, refurbish and upgrade KFC restaurant properties and cover administrative overhead. Management believes that operating cash flow will provide sufficient capital to continue to operate and maintain the KFC and East Side Mario's restaurants, service the Company's debt and support required corporate expenses. In addition to the Company's operating cash flow, management believes that additional financing, including long term leases of build-to-suit restaurants and development lines of credit can be obtained to develop new restaurants and complete necessary upgrades and image enhancements to existing restaurants. Also, the Company completed a debt financing on September 25, 1995 which resulted in the borrowing of $5,500,000 for a 15 year term at a 9.99% fixed interest rate. The proceeds of the financing were used to pay the remaining balance of $4,163,000 of bank debt, transaction costs of approximately $160,000 (including prepayment penalties) and to add to working capital.

                           PART II OTHER INFORMATION

Item 4.  Submission to Matters To a Vote of  Security Holders.

        At the Company's Annual Meeting of Shareholders, held on June 23, 1995, the following Directors were elected:

NAME                                               VOTES FOR                                        ABSTENTIONS
- ----                                               ---------                                        -----------
Leonard R. Stein-Sapir                             15,355,656                                         319,080
Richard A. Arons                                   15,356,756                                         317,980
Lawrence S. Dolin                                  15,356,656                                         318,080
James J. Liguori                                   15,356,756                                         317,980
Steven S. Kaufman                                  15,357,456                                         317,280
Bernard Lerner                                     15,357,556                                         317,180
Kenneth L. Hignett                                 15,357,456                                         317,280


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



                                       Morgan's Foods, Inc.
                                       --------------------
                                           (Registrant)


Dated:  September 27, 1995           By: /s/   Kenneth L. Hignett
        ------------------             ---------------------------
                                       Kenneth L. Hignett
                                       Senior Vice President,
                                       Chief Financial Officer & Secretary