Form 10-Q
period 1995-11-05
MORGANS FOODS INC
filed 1995-12-20
CIK 68145

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the period ended November 5, 1995
                     ----------------------------------------------------------

Commission file number 0-3833
                       --------------------------------------------------------

                             Morgan's Foods, Inc.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Ohio                                    34-0562210
---------------------------------------   -------------------------------------
   (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)               Identification Number)

    25201 Chagrin Boulevard, Suite 330, Beachwood, Ohio           44122
-------------------------------------------------------------------------------
    (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:  (216) 360-7500
                                                    ---------------------------

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


                           Yes ...X...     No .......

      As of December 19, 1995, the issuer had 17,816,430 shares of common stock outstanding.

                        PART I    FINANCIAL INFORMATION

Item 1.  Financial Statements.

                              Morgan's Foods, Inc.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (unaudited)
-------------------------------------------------------------------------------

                                                  Quarter Ended
                                        --------------------------------------
                                        November 5, 1995      November 6, 1994
                                        ----------------      ----------------

REVENUES ................................  $ 9,543,000           $12,653,000

COST OF SALES:
 FOOD, PAPER AND BEVERAGE ...............    3,135,000             4,222,000
 LABOR AND BENEFITS .....................    2,428,000             3,237,000
RESTAURANT OPERATING EXPENSES ...........    3,113,000             4,027,000
GENERAL AND ADMINISTRATIVE EXPENSES .....      714,000               914,000
                                            ----------           -----------

OPERATING INCOME ........................      153,000               253,000

INTEREST EXPENSE:
 BANK DEBT AND NOTES PAYABLE ............     (112,000)             (314,000)
 CAPITAL LEASES .........................     (140,000)             (116,000)

OTHER INCOME ............................       28,000                19,000
                                           -----------           -----------

LOSS BEFORE INCOME TAXES ................      (71,000)             (158,000)

PROVISION FOR INCOME TAXES ..............        3,000                 3,000
                                           -----------           -----------

NET LOSS ................................  $   (74,000)          $  (161,000)
                                           ===========           ===========

NET LOSS PER COMMON SHARE ...............  $      (.00)          $      (.01)
                                           ===========           ===========

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING ..................   17,816,430            17,807,345





                 See notes to consolidated financial statements

                        PART I    FINANCIAL INFORMATION

Item 1.  Financial Statements.

                              Morgan's Foods, Inc.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (unaudited)
-------------------------------------------------------------------------------

                                               Thirty-Six Weeks Ended
                                         ------------------------------------
                                         November  5, 1995   November 6, 1994
                                         ----------------    ----------------
REVENUES ................................  $31,063,000          $38,021,000

COST OF SALES:
 FOOD, PAPER AND BEVERAGE ...............   10,015,000           12,284,000
 LABOR AND BENEFITS .....................    8,096,000            9,729,000
RESTAURANT OPERATING EXPENSES ...........   10,117,000           12,053,000
GENERAL AND ADMINISTRATIVE EXPENSES .....    2,171,000            2,722,000
                                            ----------          -----------

OPERATING INCOME ........................      664,000            1,233,000

INTEREST EXPENSE:
 BANK DEBT AND NOTES PAYABLE ............     (523,000)            (968,000)
 CAPITAL LEASES .........................     (384,000)            (294,000)

GAIN ON SALE OF RESTAURANTS (NOTE 2) ....    1,681,000                -

OTHER INCOME ............................      133,000              155,000
                                           -----------          -----------

INCOME BEFORE INCOME TAXES ..............    1,571,000              126,000

PROVISION FOR INCOME TAXES ..............        9,000                9,000
                                           -----------          -----------

NET INCOME ..............................  $ 1,562,000          $   117,000
                                           ===========          ===========

NET INCOME PER COMMON SHARE .............  $       .09          $       .01
                                           ===========          ===========

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING ..................   17,816,413           17,804,998



                 See notes to consolidated financial statements

                              MORGAN'S FOODS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)
-------------------------------------------------------------------------------

                                                       NOVEMBER 5, 1995  FEBRUARY 26, 1995
                                                       ----------------  -----------------
ASSETS
 CURRENT ASSETS:
  CASH AND EQUIVALENTS .................................  $ 2,703,000      $ 1,993,000
  MARKETABLE SECURITIES ................................      313,000          359,000
  RECEIVABLES ..........................................       86,000          105,000
  INVENTORIES ..........................................      357,000          298,000
  PREPAID EXPENSES .....................................      215,000          299,000
  ASSETS HELD FOR SALE, NET (NOTE 2)....................         -           8,354,000
                                                          -----------      -----------
                                                            3,674,000       11,408,000
                                                          -----------      -----------
 PROPERTY AND EQUIPMENT:
  LAND .................................................    1,464,000        1,464,000
  BUILDINGS AND IMPROVEMENTS ...........................    5,268,000        5,224,000
  PROPERTY UNDER CAPITAL LEASES ........................    6,152,000        4,605,000
  LEASEHOLD IMPROVEMENTS ...............................    3,952,000        3,809,000
  EQUIPMENT, FURNITURE AND FIXTURES ....................    8,010,000        7,433,000
  CONSTRUCTION IN PROGRESS..............................       35,000          465,000
                                                          -----------      -----------
                                                           24,881,000       23,000,000
  LESS ACCUMULATED DEPRECIATION AND AMORTIZATION .......    8,868,000        7,886,000
                                                          -----------      -----------
                                                           15,913,000       15,114,000
 OTHER ASSETS ..........................................    1,093,000          990,000
 DEFERRED TAXES ........................................      600,000          600,000
 EXCESS OF COST OVER AMOUNTS ASSIGNED
  TO NET ASSETS OF ACQUIRED BUSINESSES .................    1,292,000        1,320,000
                                                          -----------      -----------
                                                          $22,572,000      $29,432,000
                                                          ===========      ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
 CURRENT LIABILITIES:
  CURRENT MATURITIES OF LONG-TERM DEBT .................  $   254,000      $10,600,000
  CURRENT MATURITIES OF CAPITAL LEASE OBLIGATIONS.......      337,000          263,000
  ACCOUNTS PAYABLE .....................................    1,663,000        2,680,000
  ACCRUED LIABILITIES ..................................    1,803,000        1,593,000
                                                          -----------      -----------
                                                            4,057,000       15,136,000
                                                          -----------      -----------

 LONG-TERM DEBT ........................................    5,602,000        4,151,000
 LONG-TERM CAPITAL LEASE OBLIGATIONS ...................    5,099,000        3,896,000

SHAREHOLDERS' EQUITY
PREFERRED SHARES, 1,000,000 SHARES AUTHORIZED,
  NO SHARES OUTSTANDING
COMMON STOCK
 AUTHORIZED SHARES - 25,000,000
 ISSUED SHARES - 17,816,430 ............................   17,817,000       17,817,000
 TREASURY SHARES - 1,502 AS OF FEBRUARY 26, 1995 .......        -               (3,000)
CAPITAL IN EXCESS OF STATED VALUE ......................   11,088,000       11,088,000
ACCUMULATED DEFICIT ....................................  (21,091,000)     (22,653,000)
                                                          -----------      -----------
TOTAL SHAREHOLDERS' EQUITY .............................    7,814,000        6,249,000
                                                          -----------      -----------
                                                          $22,572,000      $29,432,000
                                                          ===========      ===========

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              Morgan's Foods, Inc.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                  (unaudited)

                                            COMMON SHARES            TREASURY SHARES      CAPITAL IN                      TOTAL
                                        ------------------------    -----------------      EXCESS OF     ACCUMULATED   SHAREHOLDERS'
                                          SHARES       AMOUNT       SHARES    AMOUNT     STATED VALUE       DEFICIT       EQUITY
                                        ----------   -----------    ------    -------    ------------     ------------   ----------
Balance, February 26, 1995 ...........  17,816,430   $17,817,000    (1,502)   $(3,000)    $11,088,000     $(22,653,000)  $6,249,000

Net income ...........................                                                                       1,562,000    1,562,000

Issue treasury shares for
 401K contributions ..................                               1,502      3,000                                         3,000
                                        ----------   -----------    ------    -------     -----------     ------------   ----------

Balance, November 5, 1995 ............  17,816,430   $17,817,000       -         -        $11,088,000     $(21,091,000)  $7,814,000
                                        ==========   ===========    ======    =======     ===========     ============   ==========

                 See notes to consolidated financial statements

                              Morgan's Foods, Inc.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                     Thirty-Six Weeks Ended
                                               --------------------------------------
                                               November 5, 1995      November 6, 1994
                                               ----------------      ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 NET INCOME ..................................... $1,562,000            $   117,000
 ADJUSTMENTS TO RECONCILE NET INCOME
  TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
  DEPRECIATION AND AMORTIZATION .................  1,443,000              1,711,000
  LOSS (GAIN) ON SALE OF RESTAURANTS AND
   OTHER PROPERTY AND EQUIPMENT ................. (1,681,000)                74,000
   CHANGE IN ASSETS AND LIABILITIES:
    (INCREASE) DECREASE IN RECEIVABLES ..........    113,000                (43,000)
    (INCREASE) IN INVENTORIES ...................    (42,000)               (52,000)
    (INCREASE) DECREASE IN PREPAID EXPENSES .....     84,000               (214,000)
    (INCREASE) IN OTHER ASSETS ..................   (109,000)               (66,000)
    INCREASE (DECREASE) IN ACCOUNTS PAYABLE ..... (1,017,000)              (575,000)
    INCREASE (DECREASE) IN ACCRUED EXPENSES .....   (205,000)               249,000
                                                  ----------             ----------
 NET CASH PROVIDED BY OPERATING ACTIVITIES ......    148,000              1,201,000

CASH FLOWS FROM INVESTING ACTIVITIES:
 SALE OF RESTAURANTS, NET OF EXPENSES OF SALE.... 10,257,000                   -
 CAPITAL EXPENDITURES ...........................   (681,000)            (1,534,000)
 PURCHASE OF LICENSES ...........................       -                   (86,000)
 PROCEEDS FROM SALE AND MATURITY
  OF MARKETABLE SECURITIES ......................    359,000                888,000
 PURCHASE OF MARKETABLE SECURITIES ..............   (313,000)              (820,000)
                                                  -----------           -----------
 NET CASH PROVIDED BY (USED IN)
  INVESTING ACTIVITIES ..........................  9,622,000             (1,552,000)
                                                  ----------            -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 BANK DEBT REPAYMENT IN ADVANCE OF
  SCHEDULED MATURITY ............................(13,913,000)                  -
 PROCEEDS FROM LONG-TERM BORROWING ..............  5,343,000                   -
 PRINCIPAL PAYMENTS ON LONG-TERM DEBT............   (554,000)            (3,280,000)
 PRINCIPAL PAYMENTS ON CAPITAL LEASE OBLIGATIONS.   (222,000)              (129,000)
 PROCEEDS FROM PROPERTY AND EQUIPMENT FINANCING..    287,000              2,311,000
                                                  ----------            -----------
 NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES .......................... (9,059,000)            (1,098,000)
                                                  ----------            -----------

NET CHANGE IN CASH AND EQUIVALENTS ..............    710,000             (1,449,000)
CASH AND EQUIVALENTS, BEGINNING BALANCE .........  1,993,000              3,078,000
                                                  ----------            -----------

CASH AND EQUIVALENTS, ENDING BALANCE ............ $2,703,000            $ 1,629,000
                                                  ==========            ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES -
 PROPERTY ACQUIRED UNDER CAPITAL LEASE .......... $1,547,000
                                                  ==========

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              Morgan's Foods, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              QUARTERS ENDED NOVEMBER 5, 1995 AND NOVEMBER 6, 1994


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

         The twenty-four KFC restaurants which were sold had revenues prior to the sale of $2,418,000 in the thirty-six weeks ended November 5, 1995 and revenues of $12,969,000 in the thirty-six weeks ended November 6, 1994.

Note 3.  Long-Term Debt

         On September 25, 1995 the Company completed a debt financing which resulted in the borrowing of $5,509,000 for a 15 year term at a fixed interest rate. The borrowing is collateralized by property and equipment at seven of the Company's KFC restaurants. The proceeds of the borrowing were used to pay the remaining balance of $4,163,000 of floating rate bank debt in advance of its scheduled maturity, pay transaction costs of approximately $160,000 (including prepayment penalties) and to add to working capital.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                 DESCRIPTION OF BUSINESS. Morgan's Foods, Inc. ("the Company") operates through wholly-owned subsidiaries Kentucky Fried Chicken ("KFC") restaurants under franchises from KFC Corporation and has exclusive rights to operate, as a franchisee, East Side Mario's restaurants in the Cleveland/Akron and Columbus, Ohio areas. As of December 19, 1995, the Company operates 40 KFC restaurants and six East Side Mario's restaurants. The Company's fiscal year is a 52 - 53 week year ending on the Sunday nearest the last day of February.

                 REVENUES. Revenues for the quarter ended November 5, 1995 were $9,543,000 compared to $12,653,000 for the quarter ended November 6, 1994. The 24.6% decrease was primarily due to the sale on May 5, 1995 of 24 KFC restaurants which had contributed $4,407,000 to revenues during the quarter ended November 6, 1994. This revenue decrease was partially offset by revenues generated by the operation of two additional East Side Mario's in the quarter ended November 5, 1995 compared to the quarter ended November 6, 1994. The East Side Mario's contributed $2,655,000 of revenue during the third quarter of fiscal 1996, compared to revenue of $2,145,000 in the third quarter of the prior year. Revenues for the thirty-six weeks ended November 5, 1995 were $31,063,000, or 18.3% less than the year earlier period for the reasons mentioned above. The 24 KFC restaurants had contributed revenues of $12,969,000 for the fiscal 1995 year to date period, compared to $2,418,000 for the current year to date. The East Side Mario's restaurants contributed $8,409,000 in the fiscal 1996 year to date period compared to $6,631,000 during the year earlier period. The 40 KFC restaurants which the Company continues to operate have shown significant revenue increases over the prior year due to the introduction of new products as well as Home Delivery which the Company has implemented in 6 of its restaurants.

                 COST OF SALES - FOOD, PAPER AND BEVERAGES. Food, paper and beverage costs for the third quarter decreased as a percentage of revenue to 32.85% in fiscal 1996 from 33.37% in fiscal 1995. The decrease is primarily due to the promotion of lower food cost items during the third quarter of fiscal 1996 than in the year earlier period. Year to date food, paper and beverage cost for fiscal 1996 at 32.24% of revenue was substantially unchanged from 32.31% in the comparable fiscal 1995 period.

                 COST OF SALES - LABOR AND BENEFITS. Labor and benefits as a percentage of revenue for the quarter ended November 5, 1996 remained relatively constant at 25.44% compared to 25.58% one year ago. Although the East Side Mario's restaurants, which have higher labor costs than the KFC's, accounted for a greater portion of business during the quarter, labor costs for the East Side Mario's restaurants declined as a percentage of revenue from the prior year by 1.7 percentage points. The labor cost improvement in the East Side Mario's restaurants is the result of favorable variances in workers' compensation and other benefits as well as management programs to control costs. Labor and benefits increased as a percentage of revenue for the year to date November 5, 1995 to 26.06% from 25.59% during the year earlier period because of the increased portion of business accounted for by the East Side Mario's restaurants.

         RESTAURANT OPERATING EXPENSE. Restaurant operating expenses increased as a percentage of revenue from 31.83% to 32.62% in the current quarter and from 31.70% to 32.57% in the current year to date. The Company's promotional discounting was higher during the third quarter and year to date fiscal 1996 compared to the same periods in fiscal 1995. In addition, occupancy costs in the East Side Mario's division were higher as a percentage of sales in fiscal 1996 when compared to fiscal 1995 due to the operation of 2 additional restaurants.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the third quarter of fiscal 1996 of $714,000 were $200,000, or 21.88%, below the third quarter of fiscal 1995. General and administrative expenses for the year to date fiscal 1996 of $2,171,000 were $551,000 or 20.24% below fiscal 1995. The decrease is due to several reasons. First, administrative expenses of $101,000 in the third quarter were eliminated as the result of the sale of the KFC restaurants late in the first quarter of fiscal 1996. Second, administrative expense reductions implemented during late fiscal 1995, including the elimination of salaries and related expenses of two administrative positions and 10% salary reductions taken late in fiscal 1995 by the President and the Chairman of the Company, continue to have a positive impact on expense levels. Finally, administrative costs associated with the development, expansion and operation of the East Side Mario's restaurants decreased in fiscal 1996 compared to fiscal 1995 despite the operation of two additional East Side Mario's.

         OPERATING INCOME. Operating income decreased to $153,000 in the third quarter of fiscal 1996 from $253,000 for the third quarter of fiscal 1995 and to $664,000 from $1,233,000 for the year to date periods. Operating income for the KFC restaurants in the third quarter of fiscal 1996 was lower compared to the prior year due to the sale of 24 KFC restaurants late in the first quarter of fiscal 1996, which was partially offset by improved operating results from the remaining KFC's. Operating income of the East Side Mario's in fiscal 1996 was below fiscal 1995 primarily due to high fixed occupancy costs and lower revenue in those restaurants opened one year or more.

         INTEREST EXPENSE. Interest expense on bank debt decreased $202,000 for the third quarter and $445,000 for the year to date period primarily due to the repayment of bank debt totaling $9,750,000 in advance of its scheduled maturity using the proceeds of the sale of 24 KFC restaurants and the refinancing of floating rate bank debt at lower fixed rates. Interest expense on capitalized leases increased $24,000 for the third quarter and $90,000 for the year to date over the comparable periods in the prior year. The increase was due to the addition of capitalized leases used to finance the new East Side Mario's restaurants, partially offset by the elimination of several capitalized leases from the sale of the 24 KFC restaurants.

         LIQUIDITY AND CAPITAL RESOURCE. Cash flow activity for year to date fiscal 1996 and fiscal 1995 is presented in the Consolidated Statements of Cash Flow. Cash provided by operating activities was $148,000 in fiscal 1996 which includes $1,017,000 payment of accounts payable balances from February 26, 1995. The Company used proceeds from the sale of the 24 KFC restaurants and the new debt financing to repay $13,913,000 of bank debt in advance of scheduled maturity. The Company also made scheduled payments on long-term debt and capital lease obligations totaling $776,000 during the period. The Company had capital expenditures of $681,000 and received proceeds from property and equipment financing of $287,000.

         The KFC operations of the Company have historically provided sufficient cash flow to service the Company's debt, refurbish and upgrade KFC restaurant properties and cover administrative overhead. Management believes that operating cash flow will provide sufficient capital to continue to operate and maintain the KFC and East Side Mario's restaurants, service the Company's debt and support required corporate expenses. In addition to the Company's operating cash flow, management believes that additional financing, including long term leases of build-to-suit restaurants and development lines of credit can be obtained to develop new restaurants and perform necessary upgrades and image enhancements to existing restaurants.

                          PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.

         a.      Exhibit 10 - "Guaranty of Subsidiary  Debt Agreement"

                          Subsidiaries of the Company entered into seven (7)
debt agreements aggregating $5,509,000 on September 20, 1995. The agreements represent debt of each subsidiary and are guaranteed by Morgan's Foods, Inc., the parent company. A guaranty which is substantially identical to the one attached hereto as Exhibit 10 has been executed for each of the seven (7) debt agreements. Each of the debt agreements pledges the land, building, equipment and other assets of a specific KFC restaurant location as collateral for the indebtedness.

                 Exhibit 27 - Financial Data Schedule

         b. The Company did not file any reports on Form 8-K during the quarter ended November 5, 1995.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             Morgan's Foods, Inc.
                                      ---------------------------------------
                                                 (Registrant)


Dated:  December 20, 1995             By: /s/   Kenneth L. Hignett
       ---------------------              -----------------------------------
                                          Kenneth L. Hignett
                                          Senior Vice President,
                                          Chief Financial Officer & Secretary