Form 10-Q/A
period 1995-11-05
MORGANS FOODS INC
filed 1995-12-29
CIK 68145

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-Q/A

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the period ended              November 5, 1995
                     --------------------------------------------------------
Commission file number                0-3833
                       ------------------------------------------------------
                                    Morgan's Foods, Inc.
-----------------------------------------------------------------------------
                  (Exact name of registrant as specified in its charter)

                       Ohio                                 34-0562210
-----------------------------------------------------------------------------
        (State or other jurisdiction of                    (I.R.S. Employer
         incorporation or organization)                 Identification Number)

25201 Chagrin Boulevard, Suite 330, Beachwood, Ohio           44122
-----------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code:      (216) 360-7500
                                                    -------------------------

-----------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                        if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes   X       No
                                    -----   ------

         As of December 19, 1995, the issuer had 17,816,430 shares of common stock outstanding.

Explanatory Note:

        The purpose of this amendment is to correct the accumulated depreciation in the November 5, 1995 balance sheet. The amount shown in the original filing was $8,868,000. The corrected amount is $8,968,000.

                             MORGAN'S FOODS, INC.

                         CONSOLIDATED BALANCE SHEETS


                                 (UNAUDITED)

-------------------------------------------------------------------------------



                                                                                          NOVEMBER 5, 1995   FEBRUARY 26, 1995
                                                                                          ----------------   -----------------
ASSETS
  Current assets:
    Cash and equivalents ..................................................................    $  2,703,000    $  1,993,000
    Marketable securities .................................................................         313,000         359,000
    Receivables ...........................................................................          86,000         105,000
    Inventories ...........................................................................         357,000         298,000
    Prepaid expenses ......................................................................         215,000         299,000
    Assets held for sale, net (note 2) ....................................................              --       8,354,000
                                                                                               ------------    ------------
                                                                                                  3,674,000      11,408,000
                                                                                               ------------    ------------
  Property and equipment:
    Land ..................................................................................       1,464,000       1,464,000
    Buildings and improvements ............................................................       5,268,000       5,224,000
    Property under capital leases .........................................................       6,152,000       4,605,000
    Leasehold improvements ................................................................       3,952,000       3,809,000
    Equipment, furniture and fixtures .....................................................       8,010,000       7,433,000
    Construction in progress ..............................................................          35,000         465,000
                                                                                               ------------    ------------
                                                                                                 24,881,000      23,000,000
    Less accumulated depreciation and amortization ........................................       8,968,000       7,886,000
                                                                                               ------------    ------------
                                                                                                 15,913,000      15,114,000
  Other assets ............................................................................       1,093,000         990,000
  Deferred taxes ..........................................................................         600,000         600,000
  Excess of cost over amounts assigned
    to net assets of acquired businesses ..................................................       1,292,000       1,320,000
                                                                                               ------------    ------------
                                                                                               $ 22,572,000    $ 29,432,000
                                                                                               ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
    Current maturities of long-term debt ..................................................    $    254,000    $ 10,600,000
    Current maturities of capital lease obligations .......................................         337,000         263,000
    Accounts payable ......................................................................       1,663,000       2,680,000
    Accrued liabilities ...................................................................       1,803,000       1,593,000
                                                                                               ------------    ------------
                                                                                                  4,057,000      15,136,000
                                                                                               ------------    ------------
    Long-term debt ........................................................................       5,602,000       4,151,000
    Long-term capital lease obligations ...................................................       5,099,000       3,896,000

SHAREHOLDERS' EQUITY
Preferred shares, 1,000,000 shares authorized,
  no shares outstanding
Common Stock
  Authorized shares - 25,000,000
  Issued shares - 17,816,430 ..............................................................      17,817,000      17,817,000
  Treasury shares - 1,502 as of February 26, 1995 .........................................              --          (3,000)
Capital in excess of stated value .........................................................      11,088,000      11,088,000
Accumulated deficit .......................................................................     (21,091,000)    (22,653,000)
                                                                                               ------------    ------------
Total shareholders' equity ................................................................       7,814,000       6,249,000
                                                                                               ------------    ------------
                                                                                               $ 22,572,000    $ 29,432,000
                                                                                               ============    ============

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                  SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Morgan's Foods, Inc.
                                     ------------------------
                                           (Registrant)


Dated: December 29, 1995                By: /s/ Kenneth L. Hignett
       -----------------                    -------------------------
                                            Kenneth L. Hignett
                                            Senior Vice President,
                                            Chief Financial Officer & Secretary