Form 10-K405
period 1996-03-03
MORGANS FOODS INC
filed 1996-06-03
CIK 68145

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                 Annual Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For the fiscal year ended March 3, 1996 Commission file number 0-3833
                          --------------                       ------

                              MORGAN'S FOODS, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Ohio                                           34-0562210
- ------------------------------                      ----------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                      Identification Number)

            24200 Chagrin Boulevard, Suite 126, Beachwood, OH 44122
- --------------------------------------------------------------------------------
              (Address of principal executive officers)     (Zip Code)

Registrant's telephone number, including area code: (216) 360-7500
                                                    --------------

Securities registered pursuant of Section 12 (b) of the Act:

                                                      Name of each exchange on
    Title of each class                                   which registered
    -------------------                               ------------------------

Common Shares, Without Par Value                      American Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act:     None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         As of May 8, 1996, the aggregate market value of the common stock held by nonaffiliates of the Registrant was $7,039,930.

         As of May 8, 1996, the Registrant had 17,816,430 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III incorporates by reference certain information from the definitive Proxy Statement to security holders for the 1996 annual meeting, to be filed with the Securities and Exchange Commission on or before June 28, 1996.

                              MORGAN'S FOODS, INC.


                                     PART I


ITEM 1.  BUSINESS.

         GENERAL. The Registrant operates, through wholly-owned subsidiaries, Kentucky Fried Chicken ("KFC") restaurants under franchises from KFC Corporation and East Side Mario's restaurants in the Cleveland/Akron and Columbus, Ohio areas under franchises from East Side Mario's, Inc. As of May 24, 1996, the Company operated 40 KFC restaurants as well as six East Side Mario's restaurants. The headquarters of the Registrant are located in the Cleveland, Ohio, metropolitan area. Throughout this Report, the Registrant together with its subsidiaries is referred to as the "Company."

         RESTAURANT OPERATIONS. The Company's KFC restaurants prepare and sell the distinctive "Kentucky Fried Chicken" and Tender Roast(R) chicken along with related food items. All containers and packages bear KFC trademarks. The East Side Mario's restaurants are full service, mid-priced, informal family restaurants inspired by New York City's famous "Little Italy" district of the 1950's. The menu features a variety of All-American grill favorites and authentic Italian specialties.

         Of the 40 KFC restaurants operated by the Company as of May 24, 1996, 12 are located in Ohio, 14 in Pennsylvania, 12 in Missouri, 1 in Illinois and 1 in West Virginia. The Company was one of the first KFC Corporation franchisees and has operated in excess of 20 KFC franchises for the past 24 years. Operations relating to these KFC units are seasonal to a certain extent, with higher sales generally occurring in the summer months. Five East Side Mario's restaurants operated by the Company are located in the Cleveland/Akron area and one in Columbus, Ohio.

         FRANCHISE AGREEMENTS. All of the Company's KFC restaurants are operated under franchise agreements with KFC Corporation. The Company considers retention of these agreements to be important to the success of its restaurant business and believes that its relationship with KFC Corporation is satisfactory. The KFC Corporation franchise agreements require the Company to pay royalties of 4% on gross revenues and to expend an additional 5% of gross revenues for national and local advertising and marketing. Remaining franchise terms range from 1 to 14 years and all franchise agreements are renewable at the Company's option for an additional 10 years or successive ten year periods. The franchise agreements provide that each KFC unit is to be inspected by KFC Corporation approximately three or four times per year. These inspections cover product preparation and quality, customer service, and restaurant appearance and operation. The East Side Mario's restaurants are operated under franchise agreements with East Side Mario's Restaurants, Inc., a subsidiary of Pizza Hut, Inc., for a term of 20 years and are renewable by the Company for one additional term of 10 years. The East Side Mario's franchise agreements require the Company to pay royalties of 4% on gross revenue and 1/2% of gross revenue to an advertising fund. The franchise agreements also require the Company to expend an additional 2 1/2% of gross revenue for advertising and promotion. The East Side Mario's franchise agreements also grant the right to East Side Mario's, Inc. to perform quality and franchise compliance inspections without prior notice to the Company. Both KFC Corporation and Pizza Hut, Inc. are wholly owned by PepsiCo, Inc.

                              MORGAN'S FOODS, INC.

         The Company, like the majority of other KFC franchisees, is a member of the Association of Kentucky Fried Chicken Franchisees, Inc. ("AKFCF"). The AKFCF has been involved in a long standing franchise contract dispute with KFC Corporation. It was announced on February 7, 1996 that a successful conclusion to this contract dispute was reached. The settlement provides KFC Franchisees greater territorial protection. In turn, KFC Corporation will have more direct influence over certain national advertising and public relations activities. The settlement terms are subject to ratification by the AKFC, the KFC National Advertising Co-Operative and the Federal District Court.

         COMPETITION. The restaurant business is highly competitive. Each of the Company's KFC restaurants competes directly or indirectly with a large number of national and regional restaurant operations, as well as with locally owned restaurants, drive-ins, diners and numerous other establishments which offer low- and medium-priced chicken, steak, pizza and other food to the public. The East Side Mario's restaurants compete with other mid-priced, casual, full service restaurants.

         The Company's KFC restaurants rely on innovative marketing techniques and promotions to compete with other restaurants in the areas in which they are located. The Company's competitive position is also enhanced by the national advertising program sponsored by KFC Corporation and its franchisees. The East Side Mario's rely on a distinctive themed decor and a variety of Italian and American menu items at moderate prices. Emphasis is placed by the Company on its control systems and the training of personnel to maintain high food quality and good service. The Company believes that it is competitive with other restaurants on the basis of the important competitive factors in the restaurant business which include primarily restaurant location; product price, quality and differentiation; and restaurant and employee appearance.

         SUPPLIERS. The Company has been able to obtain sufficient supplies to carry on its business and believes it will be able to do so in the future.

         GROWTH. During fiscal 1994, the Company relocated existing KFC restaurants in Steubenville, Ohio and New Stanton, Pennsylvania and opened two East Side Mario's restaurants. The Company also closed five unprofitable KFC restaurants during fiscal 1994. The Company opened three East Side Mario's restaurants in fiscal 1995 and closed one KFC restaurant on February 26, 1995. The Company opened its sixth East Side Mario's restaurant on April 26, 1995 and closed one unprofitable KFC restaurant in St. Louis during fiscal 1996. On May 5, 1995, the Company sold twenty-four of its KFC restaurants in Central Pennsylvania and New Jersey.

         EMPLOYEES. As of May 24, 1996, the Company employs approximately 1,250 persons, including 31 administrative and 105 managerial employees. The balance are hourly employees, most of whom are part-time. None of the restaurant employees are represented by a labor union. The Company considers its employee relations to be satisfactory.

                              MORGAN'S FOODS, INC.

ITEM 2.  PROPERTIES.

         The Company leases approximately 4,300 square feet of space for its headquarters in Cleveland, Ohio. The lease expires in 2001 and the rent under the current term is $4,823 per month. The lease also contains a renewal option of five years which may be exercised by the Company. The Company also leases space for regional offices in Youngstown, and St. Louis, Missouri, which are used to assist in the operation of KFC restaurants located near those areas.

         Of the 40 KFC restaurants, the Company owns the land and building for 15 locations, owns the building and leases the land for 2 locations and leases the land and building for 23 locations. Eight of the owned properties are subject to mortgages. Remaining lease terms (including renewal options) range from six months to 23 years and average approximately 12 years. These leases generally require the Company to pay taxes and utilities, to maintain casualty and liability insurance, and to keep the property in good repair. The Company pays annual rental for each KFC restaurant in amounts ranging from $10,800 to $78,750. In addition, 19 of these leases require payment of additional rentals based on a percentage of gross sales in excess of certain base amounts. Sales for five KFC restaurants exceeded the respective base amounts in fiscal 1996. Of the six East Side Mario's restaurants, the Company owns the building and leases the land on one location and leases the land and the building for 4 locations. At the sixth location, the building is subject to a short-term lease which transfers ownership to the Company and the land is under a long-term lease. In addition, four of the East Side Mario's restaurant leases require payment of additional rentals based on a percentage of gross sales in excess of certain base amounts. Sales for these East Side Mario's restaurants did not exceed their base amounts for fiscal 1996.

         The Company believes that its restaurants are generally efficient, well equipped and maintained and in good condition.


ITEM 3.  LEGAL PROCEEDINGS.

         There are no material pending legal proceedings in which the Company is involved as a party.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to security holders for a vote during the last quarter of the Company's fiscal year ended March 3, 1996.

                              MORGAN'S FOODS, INC.

EXECUTIVE OFFICERS OF THE COMPANY


         The Executive Officers and other Officers of the Company are as follows:


                                                            POSITION WITH
       NAME                               AGE                 REGISTRANT               OFFICER SINCE
- --------------------                      ---            ---------------------         -------------
EXECUTIVE OFFICERS:

Leonard Stein-Sapir                       57             Chairman of the Board          April 1989
                                                         and Chief Executive
                                                         Officer

James J. Liguori                          47             President and Chief            June 1979
                                                         Operating Officer

Kenneth L. Hignett                        49             Senior Vice President-         May 1989
                                                         Chief Financial Officer
                                                         & Secretary

OTHER OFFICERS:

Barton J. Craig                           47             Senior Vice President -        January 1994
                                                         General Counsel

Vincent J. Oddi                           53             Vice President-                September 1979
                                                         Restaurant Development

Ramesh J. Gursahaney                      47             Vice President-                January 1991
                                                         Operations Services


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

                                                              PRICE RANGE
                                                           HIGH         LOW
                                                          -------------------
YEAR ENDED MARCH 3, 1996:
                    1st Quarter ......................    $1 1/2      $15/16
                    2nd Quarter ......................     1 5/16      1
                    3rd Quarter ......................     1 1/8       13/16
                    4th Quarter ......................       7/8       7/16

YEAR ENDED FEBRUARY 26, 1995:
                    1st Quarter ......................    $2 15/16    $2 5/16
                    2nd Quarter ......................     2 7/16      1 7/8
                    3rd Quarter ......................     2 1/16      1 1/2
                    4th Quarter ......................     1 11/16     1 1/8


         As of May 8, 1996, the Company had approximately 1,260 shareholders of record. The Company has paid no dividends since fiscal 1975.

                              MORGAN'S FOODS, INC.

ITEM 6.  SELECTED FINANCIAL DATA.

         The following selected financial information for each of the five fiscal years in the period ended March 3, 1996, is derived from, and qualified in its entirety by, the consolidated financial statements of the Company. The following selected financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the notes thereto included elsewhere in this Report.

                                                                        YEARS ENDED
                                      ---------------------------------------------------------------------------
                                          MARCH 3,    FEBRUARY 26,    FEBRUARY 27,        MARCH 2,       MARCH 3,
                                           1996           1995            1994             1993           1992
                                      ------------    ------------    ------------    ------------    -----------
Revenues ..........................   $ 42,510,000    $ 53,295,000    $ 46,860,000    $ 44,230,000    $44,799,000
Cost of sales:
  Food, paper and beverage ........     13,662,000      17,282,000      15,020,000      13,489,000     14,349,000
  Labor and benefits ..............     11,122,000      13,807,000      11,967,000       9,940,000     10,141,000
Restaurant operating expenses .....     12,256,000      14,632,000      13,448,000      13,475,000     12,710,000
Depreciation and amortization .....      1,988,000       2,536,000       2,215,000       2,059,000      2,020,000
General and administrative
 expenses .........................      2,947,000       3,759,000       3,516,000       3,357,000      3,873,000
Operating income ..................        535,000       1,279,000         694,000       1,910,000      1,706,000
Gain on sale of restaurants .......      1,681,000            --              --              --             --
Income (loss) before
 accounting change ................      1,126,000        (425,000)       (692,000)       (103,000)        14,000
Cumulative effect of
 accounting change (2) ............           --              --           600,000            --             --
Net income (loss) .................      1,126,000        (425,000)        (92,000)       (103,000)        14,000
Income (loss) per common share (1):
  Income (loss) before
    accounting change (1) .........            .06            (.02)           (.04)           (.01)           .00
  Cumulative effect of
    accounting change .............           --              --               .03            --             --
Net income (loss) .................            .06            (.02)           (.01)           (.01)           .00
Working capital (deficiency) ......       (562,000)     (3,728,000)     (1,637,000)        903,000      2,169,000
Total assets ......................     22,034,000      29,432,000      31,708,000      30,312,000     30,599,000
Long-term debt ....................      5,448,000       4,151,000      16,754,000      16,490,000     17,769,000
Long-term capital lease
 obligations ......................      5,062,000       3,896,000       2,573,000       1,782,000      1,880,000

Shareholders' equity ..............      7,378,000       6,249,000       6,652,000       6,740,000      6,838,000

         (1) Computed based upon the weighted average number of common and common equivalent shares outstanding during each year, which were 17,816,131 in 1996, 17,806,837 in 1995, 17,796,320 in 1994, 17,778,887 in 1993 and 17,771,430
in 1992.

         (2) Pertains to adoption of SFAS No. 109, "Accounting for Income
Taxes."

                              MORGAN'S FOODS, INC.

                                PART II (CONT'D)



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         RESULTS OF OPERATIONS. During fiscal 1994 through 1996 the Company operated Kentucky Fried Chicken ("KFC") franchised restaurants in Illinois, Missouri, New Jersey, Ohio, Pennsylvania and West Virginia and East Side Mario's franchised restaurants in Ohio. The average number of KFC restaurants in operation during the fiscal year ended March 3, 1996 was 46 compared to 66 during fiscal 1995 and 69 during fiscal 1994. In the first quarter of fiscal 1996 the Company sold twenty-four KFC restaurants in Central Pennsylvania and New Jersey. During fiscal 1994, the Company obtained exclusive franchise rights for East Side Mario's in the Columbus, Ohio area. The Company opened two East Side Mario's during fiscal 1994, three during fiscal 1995 and a sixth in the first quarter of fiscal 1996.

         REVENUES. Revenue was $42,510,000 in fiscal 1996 a decrease of $10,785,000 or 20.2% compared to an increase of 13.7% in fiscal 1995 and an increase of 5.9% in fiscal 1994. Fiscal 1996 had 53 weeks compared to 52 weeks in fiscal 1995 and fiscal 1995 had two more days than fiscal 1994 due to a change in the end of the accounting week.

         The 20.2% revenue decrease during fiscal 1996 was due to the loss of revenue from the 24 sold KFC restaurants and lower comparable sales in the East Side Mario's restaurants offset by the addition of one East Side Mario's and higher revenues in the KFC restaurants the company continues to operate. Revenues for the 24 sold KFC restaurants were $3,106,000 in fiscal 1996 through May 5, 1995 (date of sale) compared to $17,964,000 for the full year of fiscal 1995, or a decrease of $14,858,000. Revenues for the three East Side Mario's operated for the full fiscal years 1996 and 1995 declined by $1,539,000 or 21.6% while newly opened East Side Mario's restaurants contributed an additional $3,450,000 in revenues in fiscal 1996 compared to fiscal 1995. The decline in East Side Mario's comparable sales is primarily the result of intense competition in the casual mid-priced restaurant segment, lack of national advertising and normal reductions in sales after the first year of operation of a new restaurant. Management expects intense competition in this restaurant segment to continue for the foreseeable future and looks to the franchiser for changes to supplement the Company's efforts to make the East Side Mario's restaurants more competitive. Comparable sales in the 40 KFC restaurants which the Company continues to operate increased $2,742,000 or 11.1% in fiscal 1996 compared to fiscal 1995 while stores closed during fiscal 1996 and 1995 represented a decrease of $635,000 in revenue. The increase in KFC sales is attributed to the introduction of new products by the franchiser and more effective national advertising. The differences discussed above include the effect of an additional week in fiscal 1996 which contributed combined ESM and KFC revenues of $722,000. The 13.7% revenue increase achieved during fiscal 1995 was primarily due to the addition of three East Side Mario's. Revenues from the East Side Mario's restaurants totaled $9,824,000 in fiscal 1995 compared to $3,491,000 in fiscal 1994. Fiscal 1995 revenues from the KFC restaurants remained relatively flat compared to fiscal 1994. Revenues from the KFC restaurants during fiscal 1995 were negatively affected by continued intense competition and lack of introduction of new products by the franchiser. The Company's revenues were also negatively impacted by the severe winter weather in the first quarter of fiscal 1995, which resulted in extremely low revenue levels for approximately four weeks. Fiscal 1995 revenues at certain East Side Mario's locations were below management's original expectations due to increased competition from the rapid expansion of other mid-priced full service restaurant chains.

                              MORGAN'S FOODS, INC.

         Revenues for the seventeen weeks ended March 3, 1996 (fourth quarter) decreased $3,814,000 or 25.0% when compared to the sixteen weeks of the fourth quarter of the prior fiscal year primarily due to the loss of revenue from the 24 sold KFC restaurants offset by increased sales in the KFC restaurants the company continues to operate and the additional week in the 1996 fourth quarter. Revenues from the 24 sold KFC restaurants were $4,995,000 in the fourth quarter of fiscal 1995. Fourth quarter 1996 revenues for the 40 remaining KFC restaurants increased $1,249,000 and the extra week in fiscal 1996 had $527,000 of revenue. East Side Mario's revenues for the 1996 fourth quarter were $3,131,000 with six restaurants after removing the extra week compared to $3,193,000 in the prior year with five restaurants.

         COST OF SALES - FOOD, PAPER AND BEVERAGE. Food, paper and beverage costs declined to $13,662,000 or 32.1% of sales in fiscal 1996 from $17,282,000 or 32.4% of sales in fiscal 1995. While these costs remained relatively constant as a percentage of sales in both the KFC and East Side Mario's, the company-wide percentage decreased because of the higher proportion of East Side Mario's sales, which have a lower percentage of food, paper and beverage costs. Food, paper and beverage costs in fiscal 1995 increased $2,262,000 or 15.1% to $17,282,000. Food, paper and beverage costs as a percentage of revenue in fiscal 1995 also increased to 32.4% from 32.1% in fiscal 1994. This was the result of efficiencies attained from experience in operating the East Side Mario's restaurants which were offset by higher food costs in the KFC restaurants due to the mega meal introduced in the fourth quarter of fiscal 1995. For the fourth quarter, food, paper and beverage costs in fiscal 1996 declined as a percentage of sales to 31.9% from 32.7% in fiscal 1995. This decrease is entirely due to improvements in operating efficiency of the KFC restaurants, because of higher sales and the absence of high food cost promotions.

         COST OF SALES - LABOR AND BENEFITS. Labor and benefits decreased to $11,122,000 or 26.2% of sales in fiscal 1996 from $13,807,000 or 25.9% of sales in fiscal 1995. While the labor costs as a percentage of sales in the KFC restaurants improved by one-half percentage point in fiscal 1996 compared to fiscal 1995, the East Side Mario's labor percentage remained relatively constant. Expected improvement in labor efficiency of the East Side Mario's restaurants due to additional management experience was offset by decreased efficiency due to lower sales volumes. Since the East Side Mario's restaurants accounted for a greater portion of fiscal 1996 sales, this caused the company-wide labor percentage to increase. The 24 sold restaurants accounted for a decrease of $3,575,000 in labor and benefits in fiscal 1996 from fiscal 1995. Labor and benefits in fiscal 1995 increased to $13,807,000 from $11,967,000 in fiscal 1994. Labor and benefits as a percentage of revenue increased to 25.9% in fiscal 1995 compared to 25.5% in fiscal 1994. The Company opened three East Side Mario's in fiscal 1995 which produced higher labor percentages primarily due to the normal learning curve during the first few months of operation of a new restaurant. These increases were partially offset by decreases in KFC labor and benefits compared to the higher levels experienced in the prior fiscal year due to the introduction of rotisserie chicken. In addition, the Company's workers' compensation expense for the KFC division decreased approximately $399,000 in fiscal 1995 due to lower rates and retroactive adjustments.

                              MORGAN'S FOODS, INC.

         Labor and benefit costs for the fourth quarter decreased to $3,026,000 in fiscal 1996 from $4,078,000 in fiscal 1995 but increased slightly as a percentage of sales to 26.4% in 1996, from 26.2% in 1995. The increase was due to East Side Mario's sales, which carry a higher labor cost percentage than KFC, accounting for a larger portion of total sales for the fiscal 1996 fourth quarter.

         RESTAURANT OPERATING EXPENSES. Restaurant operating expenses increased as a percentage of sales in fiscal 1996 to 28.8% from 27.5% in fiscal 1995. This increase was primarily caused by advertising expenses in both the KFC restaurants and the East Side Mario's restaurants which increased by approximately one percent of sales due to increases in promotional activities. Restaurant operating expenses decreased as a percentage of revenue in fiscal 1995 to 27.5% from 28.7% in fiscal 1994. The Company's level of promotional activity and local advertising was lower during fiscal 1995 than fiscal 1994. Fixed costs such as rent and property taxes increased as a percentage of revenue to 5.3% in fiscal 1995 from 4.6% in fiscal 1994.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization in fiscal 1996 decreased to $1,988,000 from $2,536,000 in fiscal 1995. This decrease is primarily due to $638,000 less depreciation for the 24 sold KFC restaurants, partially offset by the addition of an East Side Mario's restaurant, the closing of several unprofitable KFC restaurants, and lower amortization of pre-opening expenses from the East Side Mario's. Fiscal 1995 depreciation and amortization increased to $2,536,000 from $2,215,000 in fiscal 1994 primarily due to the addition of three East Side Mario's restaurants. Amortization of pre-opening expenses for the East Side Mario's restaurants was $106,000 in fiscal 1996, $209,000 in fiscal 1995 and $56,000 in fiscal 1994.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased to $2,947,000 in fiscal 1996 from $3,759,000 in fiscal 1995. The largest factor contributing to the decrease was the elimination of $509,000 of field administrative expenses associated with the 24 sold KFC restaurants. In addition, East Side Mario's administrative costs declined approximately $120,000 due to reductions in management staff and training and recruiting expenses. Finally, headquarters administrative costs were reduced by approximately $162,000 due to staff reductions, salary cuts and lower professional fees and other miscellaneous expenses. Most of these cost reductions are the result of an administrative efficiency plan put into effect late in fiscal 1995. Additional administrative cost reductions will result from the move of the company's headquarters offices to smaller space in January 1996. General and administrative expenses increased $243,000 or 6.9% in fiscal 1995 to $3,759,000 compared to fiscal 1994. Expenses increased due to additional training and recruiting expenses required when opening three East Side Mario's during fiscal 1995. In addition, the company incurred increases in rent, insurance and bonus accrued for KFC administrative personnel. Administrative expense reductions which were expected to yield annual savings of approximately $195,000 were implemented late in the third quarter of fiscal 1995. These reductions included the elimination of the Vice President of Marketing position and an Area Manager in the St. Louis market as well as salary reductions of 10% each for the Chairman and the President of the Company.

                              MORGAN'S FOODS, INC.

         OPERATING INCOME. Operating income in fiscal 1996 was $535,000 compared to $1,279,000 in fiscal 1995. The decrease was the result of several factors. Operating profit in the East Side Mario's division declined by $275,000 and the sale of the 24 KFC restaurants reduced operating profit by $835,000. These reductions were offset by an improvement of approximately $366,000 in operating profit for the KFC restaurants which the company continues to operate. Operating income for fiscal 1995 increased $585,000 to $1,279,000 from $694,000 in fiscal 1994. The increase was primarily due to reduced local advertising and workers' compensation rates and retroactive adjustments.

         INTEREST EXPENSE AND OTHER INCOME. Interest expense from bank debt and notes payable decreased to $705,000 from $1,430,000 primarily due to the early repayment $9,750,000 of bank debt in May 1995 related to the 24 sold KFC's as well as a reduction in interest rate from 10.35% to less than 10.00% in September 1995 when the remaining bank debt was refinanced. Interest on capitalized lease obligations increased in fiscal 1996 to $579,000 from $478,000 in fiscal 1995 due to the addition of two capitalized leases for East Side Mario's building and equipment. Other income in fiscal 1996 remained relatively consistent with the prior year at $211,000. Interest expense increased by $370,000 in fiscal 1995 compared to the prior year. The increase in prime rate increased the expense of the floating rate debt which had been used in financing the Company's construction, renovation and acquisition of KFC restaurants. Also, during the fourth quarter of fiscal 1994, the Company incurred $2,000,000 of additional temporary debt related to the construction of East Side Mario's restaurants, which was repaid during the second quarter of fiscal 1995. Finally, interest expense increased due to capital leases used to finance four East Side Mario's locations. Other income increased to $208,000 for fiscal 1995 from $186,000 for fiscal 1994.

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

         LIQUIDITY AND CAPITAL RESOURCES. The Company, like others in the restaurant industry, operates on minimal working capital and relies on cash flow from operations, debt borrowings and lease financing for the construction and refurbishment of restaurant properties and repayment of debt. Cash flow activity for fiscal 1996, 1995 and 1994 is presented in the Consolidated Statements of Cash Flows.

         The Company's working capital deficiency as of March 3, 1996 is $562,000 compared to $3,728,000 at February 26, 1995. The change in working capital is primarily due to the refinancing of the company's debt to a 15 year maturity and the $9,750,000 debt repayment made on May 5, 1995 after the sale of twenty-four KFC restaurants which was classified as a current liability at February 26, 1995. Capital expenditures for fiscal 1996 were $813,000, substantially all of which related to the KFC restaurants.

                              MORGAN'S FOODS, INC.

         In fiscal 1996 the Company received proceeds from sale/leaseback transactions of $319,000. In fiscal 1996 the Company remodeled a KFC restaurant in Allison Park, PA, upgraded drive-thru facilities at 10 KFC restaurants and added home delivery to six KFC restaurants without external financing. The Company made principal payments on long-term bank debt of $635,000 in fiscal 1996.

         The KFC operations of the Company have historically provided sufficient cash flow to service the Company's debt, refurbish and upgrade KFC restaurant properties and cover administrative overhead. Management believes that operating cash flow will provide sufficient capital to continue to operate and maintain the KFC and East Side Mario's restaurants, service the Company's debt and support required corporate expenses. In addition to the Company's operating cash flow, management believes that additional financing, including long term leases of build-to-suit restaurants, development lines of credit and sale/leaseback arrangements can be obtained to refurbish and acquire KFC restaurants. Subsequent to the fiscal 1996 year end, the Company used mortgage financing of $575,000 to purchase and refurbish a previously leased KFC restaurant in Granite City, IL and is rebuilding a restaurant KFC in New Kensington, PA under a mortgage financing commitment of $350,000.

         The Company expects to commit approximately $1,100,000 to image enhancements of existing KFC restaurants during fiscal 1997. Plans for additional East Side Mario's restaurants for the next fiscal year are indefinite. The Company has the necessary financing in place for the portion of these capital commitments not to be financed from available cash or cash flow from operations.

         SEASONALITY. The operations of the Company are affected by seasonal fluctuations. Historically, the Company's revenues and income have been highest during the summer months with the fourth fiscal quarter representing the slowest period. This seasonality is primarily attributable to weather conditions in the Company's marketplace which consists of portions of Ohio, Pennsylvania, Missouri, Illinois and West Virginia.


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

                                      None.

                              MORGAN'S FOODS, INC.

                                    PART III



ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information on Directors of the Company is incorporated herein by reference to the definitive Proxy Statement to security holders for the 1996 annual meeting to be filed with the Securities and Exchange Commission on or before June 28, 1996.

         Information regarding the Executive Officers of the Company is reported in a separate section captioned "Executive Officers of the Registrant" included in Part I hereof.


ITEM 11.  EXECUTIVE COMPENSATION.

         Information on executive compensation is incorporated herein by reference to the definitive Proxy Statement to security holders for the 1996 annual meeting to be filed with the Securities and Exchange Commission on or before June 28, 1996.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Information on security ownership of certain beneficial owners, officers and directors is incorporated herein by reference to the definitive Proxy Statement to security holders for the 1996 annual meeting to be filed with the Securities and Exchange Commission on or before June 28, 1996.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information on certain relationships and related transactions is incorporated herein by reference to the definitive Proxy Statement to security holders for the 1996 annual meeting to be filed with the Securities and Exchange Commission on or before June 28, 1996.

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

         (b)  Reports on Form 8-K.

              The Registrant filed a report on Form 8-K during the second quarter of the fiscal 1996 year.

                              MORGAN'S FOODS, INC.
                        INDEX TO FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULES
                               ITEM 14 (A) 1 AND 2



                                                                                  PAGE
ITEM 14 (a) 1                                                                   REFERENCE
- -------------                                                                   ---------

Independent Auditors' Report..................................................      16

Consolidated Balance Sheets
  at March 3, 1996 and February 26, 1995......................................      17

Consolidated Statements of Operations
  for the years ended March 3, 1996, February 26, 1995 and February 27, 1994..      18

Consolidated Statements of Shareholders' Equity
  for the years ended March 3, 1996, February 26, 1995 and February 27, 1994..      19

Consolidated Statements of Cash Flows
  for the years ended March 3, 1996, February 26, 1995 and February 27, 1994..      20

Notes to Consolidated Financial Statements....................................      21


ITEM 14 (a) 2

         All schedules normally required by Form 10-K are not required under the related instructions or are inapplicable, and therefore are not presented.

INDEPENDENT AUDITORS' REPORT








To the Board of Directors and Shareholders
Morgan's Foods, Inc.
Cleveland, Ohio

We have audited the accompanying consolidated balance sheets of Morgan's Foods, Inc. and subsidiaries as of March 3, 1996 and February 26, 1995 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended March 3, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Morgan's Foods, Inc. and subsidiaries at March 3, 1996 and February 26, 1995 and the results of their operations and their cash flows for each of the three years in the period ended March 3, 1996 in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, in the year ended February 27, 1994 the Company changed its method of accounting for income taxes to conform with Statement of Financial Accounting Standards No. 109.



/s/ Deloitte & Touche LLP


Cleveland, Ohio
May 24,1996

                              MORGAN'S FOODS, INC.
                           CONSOLIDATED BALANCE SHEETS
                       MARCH 3, 1996 AND FEBRUARY 26, 1995

    ASSETS
                                                                      1996                1995
                                                                  ------------       ------------
     Current assets:
      Cash and equivalents.....................................    $ 2,666,000        $ 1,993,000
      Marketable securities (Note 4)...........................        285,000            359,000
      Receivables..............................................         78,000            105,000
      Inventories..............................................        347,000            298,000
      Prepaid expenses.........................................        208,000            299,000
      Assets held for sale, net (Note 2).......................           -             8,354,000
                                                                   -----------        -----------
                                                                     3,584,000         11,408,000

     Property and equipment(Notes 4 and 5):
      Land.....................................................      1,464,000          1,464,000
      Buildings and improvements...............................      5,280,000          5,224,000
      Property under capital leases............................      6,152,000          4,605,000
      Leasehold improvements...................................      3,974,000          3,809,000
      Equipment, furniture and fixtures........................      8,059,000          7,433,000
      Construction in progress.................................         52,000            465,000
                                                                   -----------        -----------
                                                                    24,981,000         23,000,000
     Less accumulated depreciation and amortization............      9,472,000          7,886,000
                                                                   -----------        -----------
                                                                    15,509,000         15,114,000
     Other assets..............................................      1,061,000            990,000
     Deferred taxes (Note 7)...................................        600,000            600,000
     Excess of cost over amounts assigned
      to net assets of acquired businesses.....................      1,280,000          1,320,000
                                                                   -----------        -----------
                                                                   $22,034,000        $29,432,000
                                                                   ===========        ===========

    LIABILITIES AND SHAREHOLDERS' EQUITY

     Current liabilities:
      Current maturities of long-term debt (Note 4)............    $   263,000        $10,600,000
      Current maturities of capital lease obligations (Note 5).        337,000            263,000
      Accounts payable.........................................      1,884,000          2,680,000
      Accrued liabilities (Note 3).............................      1,662,000          1,593,000
                                                                   -----------        -----------
                                                                     4,146,000         15,136,000

     Long-term debt (Note 4)...................................      5,448,000          4,151,000
     Long-term capital lease obligations (Note 5)..............      5,062,000          3,896,000

     Commitments and contingencies (Notes 4 and 5)

    SHAREHOLDERS' EQUITY

     Preferred shares, 1,000,000 shares authorized,
       no shares outstanding
     Common Stock:
       Authorized shares - 25,000,000
       Issued shares - 17,816,430..............................     17,817,000         17,817,000
       Treasury Shares - 1,502.................................           -                (3,000)
     Capital in excess of stated value.........................     11,088,000         11,088,000
     Accumulated deficit.......................................    (21,527,000)       (22,653,000)
                                                                   -----------        -----------
     Total shareholders' equity................................      7,378,000          6,249,000
                                                                   -----------        -----------
                                                                   $22,034,000        $29,432,000
                                                                   ===========        ===========

                See notes to consolidated financial statements.

                              MORGAN'S FOODS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
       YEARS ENDED MARCH 3, 1996, FEBRUARY 26, 1995 AND FEBRUARY 27, 1994



                                                    1996              1995            1994
                                                ------------      ------------    ------------

Revenues...................................     $ 42,510,000      $ 53,295,000    $ 46,860,000

Cost of sales:
  Food, paper and beverage.................       13,662,000        17,282,000      15,020,000
  Labor and benefits.......................       11,122,000        13,807,000      11,967,000
Restaurant operating expenses..............       12,256,000        14,632,000      13,448,000
Depreciation and amortization..............        1,988,000         2,536,000       2,215,000
General and administrative expenses........        2,947,000         3,759,000       3,516,000
                                                ------------      ------------    ------------
Operating income...........................          535,000         1,279,000         694,000
Interest Expense:
  Bank debt and notes payable..............         (705,000)       (1,430,000)     (1,289,000)
  Capital leases...........................         (579,000)         (478,000)       (249,000)
Gain on sale of restaurants (Note 2).......        1,681,000              -               -
Other income...............................          211,000           208,000         186,000
                                                ------------      ------------    ------------
Income(Loss) before income
 taxes and accounting change...............        1,143,000          (421,000)       (658,000)
Provision for income taxes (Note 7)........           17,000             4,000          34,000
                                                ------------      ------------     -----------
Income (Loss) before accounting change.....        1,126,000          (425,000)       (692,000)
Cumulative effect of change in accounting
 for income taxes (Note 1).................            -                 -             600,000
                                                ------------      ------------     -----------
Net income (loss)..........................     $  1,126,000      $   (425,000)    $   (92,000)
                                                ============      ============     ===========

Net income (loss) per common share (Note 6):
 Income (loss) before accounting change....     $        .06     $        (.02)    $      (.04)
  Cumulative effect of change in
  accounting for income taxes..............             -                 -                .03
                                                ============     =============     ===========
Net income (loss)..........................     $        .06     $        (.02)    $      (.01)
                                                ============     =============     ===========


                See notes to consolidated financial statements.

                              MORGAN'S FOODS, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
       YEARS ENDED MARCH 3, 1996, FEBRUARY 26, 1995 AND FEBRUARY 27, 1994





                                         COMMON SHARES        TREASURY SHARES    CAPITAL IN                    TOTAL
                                   -----------------------   ----------------    EXCESS OF    ACCUMULATED   SHAREHOLDERS'
                                      SHARES      AMOUNT      SHARES   AMOUNT   STATED VALUE    DEFICIT        EQUITY
                                   ----------  -----------   ------- --------   ------------  -----------   -------------

Balance, March 2, 1993.........    17,816,430  $17,817,000   (32,828)$(53,000)  $11,112,000  $(22,136,000)   $6,740,000
Net loss.......................                                                                   (92,000)      (92,000)
Exercise of stock options......                               15,204   24,000       (24,000)
Issuance of treasury shares
 for 401(k) contributions......                                2,358    4,000                                     4,000
                                   ----------  -----------   ------- --------   -----------  ------------   -----------
Balance, February 27, 1994.....    17,816,430   17,817,000   (15,266) (25,000)   11,088,000   (22,228,000)    6,652,000
Net loss.......................                                                                  (425,000)     (425,000)
Issuance of treasury stock
 for 401(k) contributions......                               13,764   22,000                                    22,000
                                   ----------  -----------   ------- --------   -----------  ------------   -----------
Balance, February 26, 1995.....    17,816,430   17,817,000    (1,502)  (3,000)   11,088,000   (22,653,000)    6,249,000
Net income.....................         -            -           -       -             -        1,126,000     1,126,000
Issuance of treasury stock
 for 401(k) contributions......                                1,502    3,000          -             -            3,000
                                   ----------  -----------   ------- --------   -----------  ------------   -----------
Balance, March 3, 1996.........    17,816,430  $17,817,000       -       -      $11,088,000  $(21,527,000)  $ 7,378,000
                                   ==========  ===========   ======= ========   ===========  ============   ===========



                See notes to consolidated financial statements.

                              MORGAN'S FOODS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
       YEARS ENDED MARCH 3, 1996, FEBRUARY 26, 1995 AND FEBRUARY 27, 1994


                                                     1996         1995            1994
                                                 ----------   ------------     ----------
 Cash flows from operating activities:
  Net income (loss)..........................    $1,126,000   $  (425,000)     $ (92,000)
  Adjustments to reconcile to net cash
   provided by operating activities:
    Cumulative effect of change in
     accounting for income taxes.............                                  (600,000)
    Depreciation and amortization............     1,988,000     2,536,000      2,215,000
    Loss on disposal of property
     and equipment...........................                      65,000         99,000
    Gain on sale of restaurants..............    (1,681,000)
    Changes in assets and liabilities:
     Decrease (Increase) in receivables......       121,000       (53,000)        (8,000)
     Decrease (Increase) in inventories......       (32,000)      (82,000)        20,000
     Decrease (Increase) in prepaid expenses.        91,000      (360,000)        47,000
     Increase in other assets................      (106,000)      (65,000)      (237,000)
     Increase (Decrease) in accounts payable.      (796,000)       39,000        520,000
     Increase (Decrease) in accrued
      liabilities............................      (346,000)      391,000       (267,000)
                                                -----------    ----------     ----------
   Net cash provided by operating activities..      365,000     2,046,000      1,697,000
                                                -----------    ----------     ----------
 Cash flows from investing activities:
   Sale of restaurants.......................    10,257,000          -              -
   Capital expenditures......................      (813,000)   (1,629,000)    (5,672,000)
   Purchase of licenses......................          -          (86,000)      (267,000)
   Proceeds from sale and maturity
    of marketable securities.................        74,000     1,278,000      1,457,000
   Purchase of marketable securities.........          -       (1,178,000)    (1,419,000)
                                                -----------    ----------     ----------
  Net cash provided by (used in)
   investing activities......................     9,518,000    (1,615,000)    (5,901,000)
                                                -----------    ----------     ----------
 Cash flows from financing activities:
  Proceeds from issuance of long-term debt,
   net of financing costs....................     5,343,000          -         2,000,000
  Principal payments on long-term debt.......      (635,000)   (3,742,000)    (1,584,000)
  Principal payments on capital
   lease obligations.........................      (324,000)     (214,000)       (98,000)
  Bank debt repayment in advance of
   scheduled maturities......................   (13,913,000)         -              -
                                                -----------    ----------     ----------
  Proceeds from sale/leaseback
   transactions..............................       319,000     2,440,000      1,929,000
                                                -----------    ----------     ----------
  Net cash provided by (used in)
   financing activities......................    (9,210,000)   (1,516,000)     2,247,000
                                                -----------   -----------     ----------
  Net change in cash and equivalents.........       673,000    (1,085,000)    (1,957,000)
  Cash and equivalents, beginning balance....     1,993,000     3,078,000      5,035,000
                                                -----------   -----------     ----------
  Cash and equivalents, ending balance.......   $ 2,666,000   $ 1,993,000     $3,078,000
                                                ===========   ===========     ==========
  Noncash investing and financing
   activities - capital leases...............   $ 1,547,000   $ 2,010,000     $     -
                                                ===========   ===========     ==========

                See notes to consolidated financial statements.

                              MORGAN'S FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             MARCH 3, 1996, FEBRUARY 26, 1995 AND FEBRUARY 27, 1994



NOTE 1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

         DESCRIPTION OF BUSINESS. Morgan's Foods, Inc. ("The Company") operates 40 Kentucky Fried Chicken ("KFC") restaurants in the states of Illinois, Missouri, Ohio, Pennsylvania and West Virginia, which comprised 72% of total revenues for fiscal 1996. The Company also operates, as franchisee, 6 East Side Mario's restaurants in the Cleveland/Akron and Columbus, Ohio areas which comprised 28% of total revenues for fiscal 1996. The Company opened its first two East Side Mario's restaurants in fiscal 1994, three additional East Side Mario's during fiscal 1995, and its sixth East Side Mario's in April 1995. The Company's fiscal year is a 52-53 week year ending on the Sunday nearest the last day of February. Fiscal 1996 is a 53 week year.

         USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions pending completion of related events. These estimates and assumptions affect the amounts reported at the date of the financial statements for assets, liabilities, revenues and expenses and the disclosure of contingencies. Actual results could differ from those estimates.

         PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

         RECLASSIFICATION. Certain fiscal 1995 and 1994 amounts have been reclassified to conform with current year presentation.

         CASH AND EQUIVALENTS. The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

         MARKETABLE SECURITIES. Marketable securities consist of U.S. Treasury Notes and Bills, including those pledged as collateral for long-term debt. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting For Certain Investments in Debt and Equity Securities", these securities are classified as held to maturity and accordingly, are carried at amortized cost unless there is a permanent impairment of their value.

         INVENTORIES. Inventories, principally food, beverages and paper products, are stated at the lower of aggregate cost (first-in, first-out basis) or market.

         PRE-OPENING COSTS. Pre-opening costs, which consist principally of training costs, are capitalized and amortized over twelve months.

         PROPERTY AND EQUIPMENT. Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets as follows: buildings and improvements - 3 to 20 years; and equipment, furniture and fixtures - 10 years. Leasehold improvements are amortized over the shorter of the life of the asset or life of the lease, which ranges from 3 to 15 years. The asset

                              MORGAN'S FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             MARCH 3, 1996, FEBRUARY 26, 1995 AND FEBRUARY 27, 1994



values of the capitalized leases are being amortized using the straight-line method over the lives of the respective leases which range from 15 to 20 years. Depreciation and amortization expense for fiscal 1996, 1995 and 1994 was $1,741,000, $2,122,000 and $1,954,000, respectively.

         Management evaluates the net carrying value of property and equipment periodically in light of both the estimated future cash flows resulting from the use of the assets as well as the estimated liquidation value of such assets. Management believes there is no impairment of the carrying value at March 3, 1996.

         AMORTIZATION. The excess of cost over amounts assigned to net assets of acquired businesses is being amortized over forty years on a straight-line basis. The balances presented in the accompanying consolidated balance sheets as of March 3, 1996 and February 26, 1995 are net of accumulated amortization of $2,426,000 and $2,386,000, respectively. Annual amortization expense for fiscal 1996 was $53,000 and for 1995 and 1994 was $127,000. Management evaluates the carrying amount of the excess of cost over amounts assigned to net assets of acquired businesses periodically based upon past and projected cash flows from operations and the estimated fair value of related assets. Management believes there is no impairment of the carrying value at March 3, 1996.

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

NOTE 2.  DISPOSITION OF ASSETS.

         On May 5, 1995 Morgan's Restaurants of Pennsylvania, Inc., and Morgan's Restaurants of New Jersey, Inc., both wholly owned subsidiaries of Morgan's Foods, Inc., completed the sale to Kazi Foods of New Jersey, Inc. the assets of twenty-four KFC restaurants located in Central Pennsylvania and New Jersey with a net book value of $8,193,000 ($8,354,000 at February 26, 1995). Kazi acquired all of the assets, properties and leases of the twenty-four KFC restaurants, which the Company had previously classified as assets held for sale, for a cash purchase price of $10,625,000. The Company used the proceeds primarily to pay down $9,750,000 of floating rate bank debt in advance of scheduled maturities. The Company received net cash proceeds from the sale of $294,000, after repayment of debt, payment of various closing costs and buyouts of previously leased equipment at certain retained restaurants. The Company recorded a gain on the sale of the restaurants of $1,681,000 which represents the excess of the sale price and lease liabilities assigned to the buyer, net of estimated expenses related to the transaction, over the carrying value of the assets sold.

         All obligations and liabilities which arose from or in connection with the operation of the twenty-four KFC restaurants prior to the closing of the sale transaction remain an obligation of the Company. All leases related to the twenty-four KFC restaurants were assigned to Kazi. As of March 3, 1996 the Company remains as the guarantor on six of the restaurant leases for various periods of time ranging up to 15 years.

         The twenty-four KFC restaurants which were sold had revenues prior to the sale of $3,106,000 during fiscal 1996 and revenues of $17,964,000 during fiscal 1995.

                              MORGAN'S FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             MARCH 3, 1996, FEBRUARY 26, 1995 AND FEBRUARY 27, 1994



NOTE 3.  ACCRUED LIABILITIES.

         Accrued liabilities consist of the following at March 3, 1996 and February 26, 1995:

                                                           1996            1995
                                                        ----------      ----------
  Accrued compensation..............................    $  608,000      $  634,000
  Accrued taxes other than income taxes.............       399,000         578,000
  Accrued liabilities related to sold restaurants...       378,000            -
  Other accrued expenses............................       277,000         381,000
                                                        ----------      ----------
                                                        $1,662,000      $1,593,000
                                                        ==========      ==========


NOTE 4.  LONG-TERM DEBT.

         Long-term debt consists of the following at March 3, 1996 and February 26, 1995


                                                                 1996           1995
                                                             -----------     -----------
         Mortgage debt, monthly payments of $59,000
          including interest at 9.96% to 10.00%, through
          2010, collateralized by seven restaurants having
          a net book value at March 3, 1996 of $1,937,000... $ 5,441,000

         Bank debt, monthly payments of principal
          plus interest at 1.35% above prime,
          repaid in fiscal 1996............................                  $14,394,000

         Note payable at 9%, monthly payments of
          $9,100 including interest through October 1998
          and thereafter $500 through October 2003,
          collateralized by marketable securities
          and cash investments having a value of
          $285,000 at March 3, 1996........................      270,000         357,000
                                                             -----------     -----------
                                                               5,711,000      14,751,000
        Less current maturities............................      263,000      10,600,000
                                                             -----------     -----------
                                                             $ 5,448,000     $ 4,151,000
                                                             ===========     ===========

         Current maturities of long-term debt at February 26, 1995 includes $9,750,000 repaid on May 5, 1995 in advance of scheduled maturities (See note
2).

                              MORGAN'S FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             MARCH 3, 1996, FEBRUARY 26, 1995 AND FEBRUARY 27, 1994



         The Company paid interest relating to long-term debt of approximately $813,000, $1,421,000 and $1,304,000 in fiscal 1996, 1995 and 1994, respectively.

         In April 1996 the Company completed a mortgage financing in the amount of $575,000 for the purchase and refurbishment of a previously leased KFC restaurant in Granite City, IL.


NOTE 5.  LEASE OBLIGATIONS AND OTHER COMMITMENTS.

         Property under capital leases at March 3, 1996 and February 26, 1995, excluding amounts reclassified to assets held for sale (See Note 2), are as follows:

                                                  1996            1995
                                              ------------    ------------
        Leased property:
        Buildings ..........................  $  5,054,000    $  3,866,000
        Equipment, furniture
         and fixtures ......................     1,098,000         739,000
                                              ------------    ------------
        Total ..............................     6,152,000       4,605,000
        Less accumulated amortization ......     1,012,000         613,000
                                              ------------    ------------
                                              $  5,140,000    $  3,992,000
                                              ============    ============

         Amortization of leased property under capital leases was $391,000, $257,000 and $127,000 in fiscal 1996, 1995 and 1994, respectively.

         Related obligations under capital leases at March 3, 1996 and February 26, 1995, excluding amounts reclassified to assets held for sale (See Note 2), are as follows:

                                                     1996         1995
                                                  ----------   ----------
            Capital lease obligations             $5,399,000   $4,159,000
            Less current maturities                  337,000      263,000
                                                  ----------   ----------
            Long-term capital lease obligations   $5,062,000   $3,896,000
                                                  ==========   ==========

         The Company paid interest of approximately $579,000, $478,000 and $249,000 relating to capital lease obligations in fiscal 1996, 1995 and 1994, respectively.

                              MORGAN'S FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             MARCH 3, 1996, FEBRUARY 26, 1995 AND FEBRUARY 27, 1994



         Future minimum rental payments to be made under capital leases at March 3, 1996, are as follows:


                      1997 .........................  $   938,000
                      1998 .........................      902,000
                      1999 .........................      884,000
                      2000 .........................      794,000
                      2001 .........................      608,000
                      Later years ..................    6,685,000
                                                      -----------
                                                       10,811,000
                      Less amount representing
                      interest .....................    5,412,000
                                                      -----------
                      Total obligations under
                      capital leases ...............  $ 5,399,000
                                                      ===========

         The Company's leases for restaurant land and buildings are noncancellable and expire on various dates through 2014. The leases have renewal options ranging from 1 to 29 years. Certain restaurant land and building leases require the payment of additional rent equal to an amount by which a percentage of annual sales exceeds annual minimum rentals. Total contingent rentals were $41,000, $75,000 and $57,000 in fiscal 1996, 1995 and 1994, respectively. Future noncancellable minimum rental payments under operating leases at March 3, 1996, are as follows: 1997 - $1,573,000; 1998 - $1,447,000; 1999 - $1,383,000; 2000 -
$1,146,000; 2001 - $1,104,000 and an aggregate $9,858,000 for the years thereafter. Rental expense for all operating leases was $1,875,000, $2,375,000 and $1,798,000 for fiscal 1996, 1995 and 1994, respectively.

         The Company remains as the guarantor on six leases related to the twenty-four restaurants sold on May 5, 1995. These leases are for various periods of time ranging up to 15 years.

         During fiscal 1996, 1995 and 1994 the Company completed sale/leaseback transactions for land and buildings and equipment for East Side Mario's restaurants. No gain or loss was recorded for these transactions. Lease commitments for these transactions are included in the capital lease obligations and operating lease commitments disclosed above.

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

                              MORGAN'S FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             MARCH 3, 1996, FEBRUARY 26, 1995 AND FEBRUARY 27, 1994



NOTE 6.  NET INCOME PER COMMON SHARE.

         Net income per common share has been computed based on the weighted average number of common shares outstanding during each year which totaled 17,816,131, 17,806,837 and 17,796,320 for fiscal 1996, 1995 and 1994, respectively.


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

         As permitted under SFAS No. 109, the Company elected not to restate the financial statements of any prior years. The cumulative effect of adopting SFAS No. 109 as of the beginning of fiscal 1994 increased net income by $600,000, or $.03 per share. The effects of the change on both income before income taxes and the effective tax rate for fiscal 1994, 1995 and 1996 were not material.

         The current provision for income taxes, which approximates tax payments, consists of state and local taxes of $17,000, $4,000 and $34,000 for fiscal 1996, 1995 and 1994, respectively. There was no deferred provision for income taxes during fiscal 1996, 1995 and 1994.

         A reconciliation between the provision for income taxes and income taxes calculated at the statutory tax rate of 35% is as follows:

                                                   1996            1995          1994
                                                 ---------       --------     ---------
            Tax provision (benefit) at
             statutory rate................      $ 400,000      $(147,000)    $(230,000)
            Goodwill amortization..........         19,000         44,000        44,000
            State and local taxes,
             net of federal benefit........         11,000          3,000        22,000
            Generation (utilization) of net
             operating loss carryforwards..       (414,000)       102,000       196,000
            Other..........................          1,000          2,000         2,000
                                                 ---------       --------     ---------
                                                 $  17,000       $  4,000     $  34,000
                                                 =========       ========     =========

                              MORGAN'S FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             MARCH 3, 1996, FEBRUARY 26, 1995 AND FEBRUARY 27, 1994


         The components of deferred tax assets (liabilities) at March 3, 1996 and February 26, 1995 are as follows:

                                                              1996           1995
                                                            ---------      ---------
          Operating loss carryforwards..................   $8,544,000     $8,716,000
          Tax credit carryforwards......................      243,000        243,000
          Depreciation..................................      110,000        375,000
          Capital leases................................      104,000        244,000
          Accrued expenses not currently deductible.....      148,000          9,000
          Inventory valuation...........................      (15,000)        (9,000)
          Valuation allowance...........................   (8,534,000)    (8,978,000)
                                                           ----------     ----------
          Deferred tax asset - net......................   $  600,000     $  600,000
                                                           ==========     ==========

         The valuation allowance decreased $444,000 and increased $99,000 during fiscal 1996 and 1995, respectively.

         At March 3, 1996, the Company has net operating loss carryforwards which, if not utilized, will expire as follows:

                        1999 ...................     $ 8,124,000
                        2000 ...................       4,513,000
                        2001 ...................       4,055,000
                        2004 ...................         737,000
                        2005 ...................       2,786,000
                        2009 ...................       1,077,000
                        2010 ...................          69,000
                                                     -----------
                        Total ..................     $21,361,000
                                                     ===========

         As of March 3, 1996, the Company has an alternative minimum tax credit carryforward of $56,000. In addition, the Company has approximately $187,000 of investment tax credits (after reduction pursuant to the Tax Reform Act of 1986) available to offset future federal income tax liabilities through 2001.

NOTE 8.  STOCK OPTIONS AND OTHER EQUITY TRANSACTIONS.

         The Company had an Incentive Stock Option Plan ("Incentive Plan") and a Non-Qualified Stock Option Plan ("Stock Option Plan"). Options granted under the Incentive and Stock Option plans are exercisable at the market value of the underlying common shares on the date of the grant. Both plans expired during fiscal 1995. Options granted under the Incentive Plan remain outstanding with option prices of $1.125 to $2.6875 until they individually expire through January 2004 according to the terms of the plan.

                              MORGAN'S FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             MARCH 3, 1996, FEBRUARY 26, 1995 AND FEBRUARY 27, 1994



         Information with respect to these option plans follows:

                                                       NUMBER OF SHARES
                                            ------------------------------------
                                              1996          1995           1994
                                            -------       -------        -------
   Outstanding, beginning of year.........  397,000       506,000        480,000
   Granted at $2.6875 per share...........     -             -            66,000
   Exercised at $1.125 per share..........     -             -           (35,000)
   Surrendered at $1.50 per share.........     -             -            (5,000)
   Expired at $2.6875 per share...........   (6,000)     (109,000)          -
                                            -------       -------        -------
   Outstanding, end of year...............  391,000       397,000        506,000
                                            =======       =======        =======
   Exercisable, end of year...............  371,000       316,000        366,000
                                            =======       =======        =======
   Available for grant, end of year.......    -0-           -0-           84,000
                                            =======       =======        =======


         The Company has Non-Qualified Stock Option Agreements with the Chairman of the Board and Chief Executive Officer and with the President granting the option to purchase an additional 500,000 and 300,000 common shares, respectively, with option prices ranging from $1.25 to $1.75 per share.

         During fiscal 1996, 1995 and 1994 the Company incurred approximately $6,000, $6,000 and $95,000, respectively, in legal fees from a law firm in which one of the directors of the Company is a major shareholder.


NOTE 9.  401-K RETIREMENT PLAN.

         During fiscal 1994 the Company adopted a 401-K Retirement Plan. All employees age 21 or older who have completed one year of service with the Company, working at least 1,000 hours, are eligible to participate in the plan. The Company matches in Company stock a percentage of employee contributions. During fiscal 1996, 1995 and 1994, respectively, the Company incurred $20,000, $28,000 and $10,000, respectively, in expenses for matching contributions to the plan.


NOTE 10.  FAIR VALUE OF FINANCIAL INSTRUMENTS

         Statement of Financial Accounting Standards No. 107 requires disclosure about fair value for all financial instruments. Fair value of the Company's debt at March 3, 1996 approximates carrying value.

                              MORGAN'S FOODS, INC.
                                INDEX TO EXHIBITS
                                  ITEM 14(a)(3)


      Exhibit
      Number                     Exhibit Description
      ------                     -------------------

         3.1         Amended Articles of Incorporation, as amended (1)

         3.2         Amended Code of Regulations (1)

         4.1         Specimen Certificate for Common Shares (2)

         10.1        Specimen KFC Franchise Agreements (3)

         10.2        Amended and Restated Incentive Stock Option Plan (5)

         10.3        Non-Qualified Stock Option Agreement with Leonard R. Stein-Sapir (4)

         10.4        Non-Qualified Stock Option Agreement with James J. Liguori (1)

         10.5        Form of East Side Mario's Area Development Agreement and Franchise Agreement (5)

         10.6        Form of Mortgage Loan Agreement with Captec Financial Group, Inc.

         19          Form of Indemnification Contract between Registrant and its Officers and Directors (5)

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

(4) Filed as an exhibit to the Registrant's Form 8-K dated May 4, 1989 and incorporated herein by reference.

(5) Filed as an exhibit to the Registrant's Form 10-K for the 1993 fiscal year and incorporated herein by reference.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       Morgan's Foods, Inc.


Dated:       May 24, 1996              /s/  Leonard Stein-Sapir
       ----------------------------    ----------------------------------------
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



/s/  Leonard Stein-Sapir                     /s/  Lawrence S. Dolin
- ---------------------------------------      -----------------------------------
By:  Leonard Stein-Sapir                     By:  Lawrence S. Dolin
     Chairman of the Board,                       Director
     Chief Executive Officer & Director           Dated:  May 24, 1996
     Dated:  May 24, 1996


/s/  James J. Liguori                        /s/  Steven S. Kaufman
- ---------------------------------------      -----------------------------------
By:  James J. Liguori                        By:  Steven S. Kaufman
     Director, President &                        Director
     Chief Operating Officer                      Dated:  May 24, 1996
     Dated:  May 24, 1996


/s/  Kenneth L. Hignett                      /s/  Richard A. Arons
- ---------------------------------------      -----------------------------------
By:  Kenneth L. Hignett                      By:  Richard A. Arons
     Director, Senior Vice President,             Director
     Chief Financial Officer & Secretary          Dated:  May 24, 1996
     Dated:  May 24, 1996


                                             /s/  Bernard Lerner
                                             -----------------------------------
                                             By:  Bernard Lerner
                                                  Director
                                                  Dated:  May 24, 1996