Form 10-Q
period 1996-05-26
MORGANS FOODS INC
filed 1996-07-10
CIK 68145

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended               May 26,1996
                    -----------------------------------------------------------

Commission file number                0-3833
                      ---------------------------------------------------------

                                 Morgan's Foods, Inc.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Ohio                                               34-0562210
- --------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification Number)

24200 Chagrin Boulevard, Suite 126, Beachwood, Ohio                    44122
- --------------------------------------------------------------------------------
     (Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:        (216) 360-7500
                                                   -----------------------------


- --------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes ...X...  No .......


       As of July 1, 1996, the issuer had 17,816,430 shares of common stock outstanding.

                          PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

                              Morgan's Foods, Inc.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (unaudited)

- --------------------------------------------------------------------------------
                                                      Quarter  Ended
                                                ----------------------------
                                                May 26, 1996    May 21, 1995
                                                ------------    ------------
     REVENUES ................................  $ 9,005,000     $11,616,000

     COST OF SALES:
      FOOD, PAPER AND BEVERAGE ...............    2,818,000       3,726,000
      LABOR AND BENEFITS .....................    2,323,000       3,120,000
     RESTAURANT OPERATING EXPENSES ...........    2,696,000       3,252,000
     DEPRECIATION AND AMORTIZATION ...........      453,000         568,000
     GENERAL AND ADMINISTRATIVE EXPENSES .....      637,000         724,000
                                                -----------     -----------
     OPERATING INCOME ........................       78,000         226,000

     INTEREST EXPENSE:
      BANK DEBT AND NOTES PAYABLE ............     (133,000)       (298,000)
      CAPITAL LEASES .........................     (129,000)       (142,000)

     GAIN ON SALE OF RESTAURANTS (NOTE 2) ....          -         1,681,000

     OTHER INCOME ............................       32,000          77,000
                                                -----------     -----------

     INCOME (LOSS) BEFORE INCOME TAXES .......     (152,000)      1,544,000

     PROVISION FOR INCOME TAXES ..............          -             3,000
                                                -----------     -----------

     NET INCOME(LOSS) ........................  $  (152,000)    $ 1,541,000
                                                ===========     ===========

     NET INCOME(LOSS)PER COMMON SHARE ........  $      (.01)    $       .09
                                                ===========     ===========

     WEIGHTED AVERAGE NUMBER
      OF SHARES OUTSTANDING ..................   17,816,430      17,816,340



                 See notes to consolidated financial statements

                              MORGAN'S FOODS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

- ----------------------------------------------------------------------------------------
                                                          MAY 26, 1996     MARCH 3, 1996
                                                          ------------     -------------
ASSETS
 CURRENT ASSETS:
  CASH AND EQUIVALENTS .................................  $ 3,386,000      $ 2,666,000
  MARKETABLE SECURITIES ................................      264,000          285,000
  RECEIVABLES ..........................................       19,000           78,000
  INVENTORIES ..........................................      418,000          347,000
  PREPAID EXPENSES .....................................      148,000          208,000
                                                          -----------      -----------
                                                            4,235,000        3,584,000
                                                          -----------      -----------
 PROPERTY AND EQUIPMENT:
  LAND .................................................    1,739,000        1,464,000
  BUILDINGS AND IMPROVEMENTS ...........................    5,389,000        5,280,000
  PROPERTY UNDER CAPITAL LEASES ........................    6,152,000        6,152,000
  LEASEHOLD IMPROVEMENTS ...............................    3,977,000        3,974,000
  EQUIPMENT, FURNITURE AND FIXTURES ....................    8,096,000        8,059,000
  CONSTRUCTION IN PROGRESS..............................      124,000           52,000
                                                          -----------      -----------
                                                           25,477,000       24,981,000

  LESS ACCUMULATED DEPRECIATION AND AMORTIZATION .......    9,870,000        9,472,000
                                                          -----------      -----------
                                                           15,607,000       15,509,000

 OTHER ASSETS ..........................................    1,094,000        1,061,000
 DEFERRED TAXES ........................................      600,000          600,000
 EXCESS OF COST OVER AMOUNTS ASSIGNED

  TO NET ASSETS OF ACQUIRED BUSINESSES .................    1,270,000        1,280,000
                                                          -----------      -----------
                                                          $22,806,000      $22,034,000
                                                          ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
 CURRENT LIABILITIES:
  CURRENT MATURITIES OF LONG-TERM DEBT .................  $   284,000      $   263,000
  CURRENT MATURITIES OF CAPITAL LEASE OBLIGATIONS.......      358,000          337,000
  ACCOUNTS PAYABLE .....................................    1,974,000        1,884,000
  ACCRUED LIABILITIES ..................................    2,042,000        1,662,000
                                                          -----------      -----------
                                                            4,658,000        4,146,000
 LONG-TERM DEBT ........................................    5,960,000        5,448,000
 LONG-TERM CAPITAL LEASE OBLIGATIONS ...................    4,962,000        5,062,000

SHAREHOLDERS' EQUITY
PREFERRED SHARES, 1,000,000 SHARES AUTHORIZED,
  NO SHARES OUTSTANDING
COMMON STOCK
 AUTHORIZED SHARES - 25,000,000

 ISSUED SHARES - 17,816,430 ............................   17,817,000       17,817,000
CAPITAL IN EXCESS OF STATED VALUE ......................   11,088,000       11,088,000
ACCUMULATED DEFICIT ....................................  (21,679,000)     (21,527,000)
                                                          -----------      -----------
TOTAL SHAREHOLDERS' EQUITY .............................    7,226,000        7,378,000
                                                          -----------      -----------
                                                          $22,806,000      $22,034,000
                                                          ===========      ===========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              Morgan's Foods, Inc.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                   (unaudited)

                                    COMMON SHARES            TREASURY SHARES     CAPITAL IN                      TOTAL
                              --------------------------    ------------------    EXCESS OF     ACCUMULATED   SHAREHOLDERS'
                                SHARES          AMOUNT      SHARES     AMOUNT    STATED VALUE     DEFICIT        EQUITY
                              ----------    ------------    -------   --------   ------------  -------------   ----------
Balance, February 26, 1995    17,816,430    $ 17,817,000    (1,502)   $(3,000)   $11,088,000   $(22,653,000)   $6,249,000

Net income ...............          --              --        --         --             --        1,126,000     1,126,000

Issuance of treasury stock
 for 401(k) contributions                                    1,502      3,000           --           --             3,000
                              ----------    ------------     -----    -------    -----------   ------------    ----------

Balance, March 3, 1996 ...    17,816,430    $ 17,817,000      --      $  --       11,088,000    (21,527,000)    7,378,000

Net loss .................                                                                         (152,000)     (152,000)
                                                                                               ------------    ----------
Balance, May 26, 1996 ....    17,816,430    $ 17,817,000      --      $  --      $11,088,000   $(21,679,000)   $7,226,000
                              ==========    ============     =====    =======    ===========   ============    ==========

                 See notes to consolidated financial statements

                              Morgan's Foods, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (unaudited)

                                                         Quarter Ended
                                                  --------------------------
                                                  May 26, 1996  May 21, 1995
                                                  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 NET INCOME (LOSS) .............................. $ (152,000)  $ 1,541,000
 ADJUSTMENTS TO RECONCILE NET INCOME
  TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
  DEPRECIATION AND AMORTIZATION .................    453,000       568,000
  LOSS (GAIN) ON SALE OF RESTAURANTS AND
   OTHER PROPERTY AND EQUIPMENT .................       -       (1,680,000)
   CHANGE IN ASSETS AND LIABILITIES:
    (INCREASE) DECREASE IN RECEIVABLES ..........     59,000       (67,000)
    (INCREASE) DECREASE IN INVENTORIES ..........    (71,000)        8,000
     DECREASE IN PREPAID EXPENSES ...............     60,000       166,000
    (INCREASE) IN OTHER ASSETS ..................    (78,000)         -
    INCREASE (DECREASE) IN ACCOUNTS PAYABLE......     90,000      (837,000)
    INCREASE (DECREASE) IN ACCRUED EXPENSES .....    380,000      (400,000)
                                                  ----------   -----------
 NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES ..........................    741,000      (701,000)
                                                  ----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 SALE OF RESTAURANTS, NET OF EXPENSES OF SALE....       -       10,257,000
 CAPITAL EXPENDITURES ...........................   (496,000)     (369,000)
 PROCEEDS FROM SALE AND MATURITY
  OF MARKETABLE SECURITIES ......................     21,000          -
                                                  ----------   ------------

 NET CASH PROVIDED BY (USED IN)
  INVESTING ACTIVITIES ..........................   (475,000)    9,888,000
                                                  ----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 BANK DEBT REPAYMENT IN ADVANCE OF
  SCHEDULED MATURITY ............................       -       (9,750,000)
 PRINCIPAL PAYMENTS ON LONG-TERM DEBT............    (42,000)     (394,000)
 PRINCIPAL PAYMENTS ON CAPITAL LEASE OBLIGATIONS.    (79,000)      (73,000)
 PROCEEDS FROM PROPERTY AND EQUIPMENT FINANCING..    575,000       146,000
                                                  ----------   -----------
 NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES ..........................    454,000   (10,071,000)
                                                  ----------   -----------
NET CHANGE IN CASH AND EQUIVALENTS ..............    720,000      (884,000)
CASH AND EQUIVALENTS, BEGINNING BALANCE .........  2,666,000     1,993,000
                                                  ----------   -----------
CASH AND EQUIVALENTS, ENDING BALANCE ............ $3,386,000   $ 1,109,000
                                                  ==========   ===========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              Morgan's Foods, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  QUARTERS ENDED MAY 26, 1996 AND MAY 21, 1995


Note 1. Summary of Significant Accounting Policies

         The interim consolidated financial statements of Morgan's Foods, Inc. have been prepared without audit. In the opinion of Company Management, all adjustments have been included. Unless otherwise disclosed, all adjustments consist only of normal recurring adjustments necessary for a fair statement of results of operations for the interim periods. These unaudited financial statements have been prepared using the same accounting principles that were used in preparation of the Company's annual report on Form 10-K for the year ended March 3, 1996. Certain prior period amounts have been reclassified to conform with the current period presentation.

Note 2.  Disposition of Assets

         On May 5, 1995 Morgan's Restaurants of Pennsylvania, Inc., and Morgan's Restaurants of New Jersey, Inc., both wholly owned subsidiaries of Morgan's Foods, Inc., completed the sale to Kazi Foods of New Jersey, Inc. of the assets of twenty-four KFC restaurants located in Central Pennsylvania and New Jersey. Kazi acquired all of the assets, properties and leases of the twenty-four KFC restaurants for a cash purchase price of $10,625,000. The Company used the proceeds primarily to pay down $9,750,000 of floating rate bank debt in advance of scheduled maturities. The Company received net cash proceeds from the sale of $294,000, after repayment of debt, payment of various closing costs and buyouts of previously leased equipment at certain retained restaurants. The Company recorded a gain on the sale of the restaurants of $1,681,000 which represents the excess of the sale price and lease liabilities assigned to the buyer, net of estimated expenses related to the transaction, over the carrying value of the assets sold. The twenty-four KFC restaurants which were sold had revenues prior to the sale of $3,106,000 in the quarter ended May 21, 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         DESCRIPTION OF BUSINESS. Morgan's Foods, Inc. ("the Company") operates through wholly-owned subsidiaries Kentucky Fried Chicken ("KFC") restaurants under franchises from KFC Corporation and has rights to operate, as a franchisee, East Side Mario's restaurants in the Cleveland/Akron and Columbus, Ohio areas. As of July 1, 1996, the Company operates 39 KFC restaurants and six East Side Mario's restaurants. The Company's fiscal year is a 52 - 53 week year ending on the Sunday nearest the last day of February.

         REVENUES. Revenues for the quarter ended May 26, 1996 were $9,005,000 compared to $11,616,000 for the quarter ended May 21, 1995. The decrease of $2,611,000 was due to three factors. The first was the loss of $3,106,000 in revenue from the 24 KFC restaurants sold on May 5, 1995. Second, revenue from the KFC restaurants which the Company continues to operate increased $790,000 representing a 15% comparable restaurant increase over the prior year. Last, revenue from the East Side Mario's restaurants decreased $295,000 compared to the prior year first quarter despite the addition of a sixth East Side Mario's which opened April 25, 1995. Comparable restaurant sales in East Side Mario's declined 22% compared to the prior year first quarter.

         COSTS OF SALES - FOOD, PAPER AND BEVERAGES. Food, paper and beverage costs for fiscal 1997 decreased as a percentage of revenue from 32.1% in fiscal 1996 to 31.3%. The decrease was entirely due to improvements in the food and paper costs of the KFC restaurants. These improvements are the result of higher sales volumes, a new supply contract, and a more efficient menu.

         COST OF SALES - LABOR AND BENEFITS. Labor and benefits decreased as a percentage of revenue for the quarter ended May 26, 1996 to 25.8% compared to 26.9% one year ago. The decrease is primarily due to improved labor efficiency and lower worker's compensation costs in the KFC restaurants.

         RESTAURANT OPERATING EXPENSES. Restaurant operating expenses increased as a percentage of revenue from 28.0% in fiscal 1996 to 29.9% in fiscal 1997. The increase was primarily caused by higher utility, repair and maintenance, and advertising costs in the East Side Mario's restaurants. In addition to these ongoing expenses, the East Side Mario's incurred one time expenses of approximately $25,000 for dinnerware and supplies related to the adoption of a new menu.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization for fiscal 1997 declined to $453,000 from $568,000 in fiscal 1996 due to the sale of the 24 KFC restaurants on May 5, 1995.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for fiscal 1997 of $637,000 were $87,000 or 12.0% below the first quarter of fiscal 1996. The decrease is due to two reasons. First, administrative expenses related to operation of the 24 KFC restaurants that were sold late in the first quarter of fiscal 1996 were eliminated. Second, consolidation of the management of the East Side Mario's and KFC restaurants resulted in the elimination of salary and related expenses of the Director of Operations for the East Side Mario's restaurants.

         OPERATING INCOME. Operating income in the current quarter decreased to $78,000 from $226,000 for the first quarter of fiscal 1996. Operating income for the KFC restaurants in the first quarter of fiscal 1997 was greater than the prior year despite the sale of the 24 KFC restaurants late in the first quarter of fiscal 1996. Operating income of the East Side Mario's in fiscal 1997 was significantly below fiscal 1996 primarily due to high fixed occupancy costs and lower revenue in those restaurants opened one year or more.

         INTEREST EXPENSE. Interest expense on bank debt declined to $133,000 in fiscal 1997 from $298,000 in fiscal 1996 due to the reduction of bank debt balances. Interest expense on capitalized leases also declined to $129,000 in fiscal 1997 from $142,000 in fiscal 1996 primarily due to the sale of the 24 KFC restaurants, some of which properties were held under capitalized leases.

         LIQUIDITY AND CAPITAL RESOURCES. Cash flow activity for the first quarters of fiscal 1997 and fiscal 1996 is presented in the Consolidated Statements of Cash Flows. Cash provided by operating activities was $741,000 in the first quarter of fiscal 1997 and the Company purchased property and equipment of $496,000. The Company paid scheduled long-term bank and capitalized lease debt of $121,000 in the first quarter of fiscal 1997 and received property and equipment financing of $575,000 to purchase and refurbish a previously leased KFC restaurant in Granite City, Illinois. Also, on June 26, 1996 the Company completed a mortgage financing in the amount of $350,000 to rebuild an existing KFC restaurant in New Kensington, Pennsylvania.

         The Company also entered into a letter of intent on June 21, 1996 to purchase two (2) existing KFC restaurants located in Western Pennsylvania from another KFC franchisee. Under the terms of the letter of intent, the Company agreed to pay cash for the restaurants but believes that financing for the purchase is available. The purchase is contingent upon the completion of certain items including the extension and transfer of existing leases. In addition, the Company has entered into a letter of intent to lease a site in Western Pennsylvania on which it intends to build a new KFC restaurant.

         On June 15, 1996 the Company sold its leasehold interest in the KFC restaurant in Normandy, Missouri, part of the St. Louis market area.

         The KFC operations of the Company have historically provided sufficient cash flow to service the Company's debt, refurbish and upgrade KFC restaurant properties and cover administrative overhead. Management believes that operating cash flow will provide sufficient capital to continue to operate and maintain the KFC and East Side Mario's restaurants, service the Company's debt and support required corporate expenses. In addition to the Company's operating cash flow, management believes that additional financing, including long term leases of build-to-suit restaurants and development lines of credit can be obtained for use in the acquisition of new KFC properties and refurbishment of existing ones.

Item 6.  Exhibits

         (a)  Exhibit 27 - Financial Data Schedule

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              Morgan's Foods, Inc.
                                         -----------------------------
                                                  (Registrant)

Dated:  July 10, 1996                    By: /s/   Kenneth L. Hignett
        -------------                        ------------------------
                                             Kenneth L. Hignett
                                             Senior Vice President,
                                             Chief Financial Officer & Secretary