Form 10-Q
period 1996-08-18
MORGANS FOODS INC
filed 1996-10-02
CIK 68145

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the period ended                  August 18, 1996
                    ------------------------------------------------------------
Commission file number                    0-3833
                      ----------------------------------------------------------

                                 Morgan's Foods, Inc.
--------------------------------------------------------------------------------
                 (Exact name of registrant as specified in its charter)


          Ohio                                              34-0562210
--------------------------------------------------------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                        Identification Number)


    24200 Chagrin Boulevard,Suite 126,Beachwood,Ohio              44122
--------------------------------------------------------------------------------
      (Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code:    (216)360-7500
                                                   -----------------------------

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


                             Yes ...X... No .......


       As of September 23, 1996, the issuer had 17,816,430 shares of common stock outstanding.

                          PART I FINANCIAL INFORMATION


Item 1.  Financial Statements.

                              Morgan's Foods, Inc.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (unaudited)
--------------------------------------------------------------------------------


                                                       Quarter  Ended
                                              ---------------------------------
                                              August 18, 1996   August 13, 1995
                                              ---------------   ----------------

     REVENUES ................................  $ 9,554,000     $ 9,904,000

     COST OF SALES:
      FOOD, PAPER AND BEVERAGE ...............    3,056,000       3,154,000
      LABOR AND BENEFITS .....................    2,486,000       2,548,000
     RESTAURANT OPERATING EXPENSES ...........    2,562,000       2,861,000
     DEPRECIATION AND AMORTIZATION ...........      451,000         407,000
     GENERAL AND ADMINISTRATIVE EXPENSES .....      622,000         649,000
     LOSS FROM DISPOSAL OF LEASEHOLDS (NOTE 3)       95,000             -
                                                  ----------      ---------

     OPERATING INCOME ........................      282,000         285,000

     INTEREST EXPENSE:
      BANK DEBT AND NOTES PAYABLE ............     (144,000)       (113,000)
      CAPITAL LEASES .........................     (129,000)       (102,000)

     OTHER INCOME ............................       20,000          28,000
                                                -----------     -----------

     INCOME BEFORE INCOME TAXES ..............       29,000          98,000

     PROVISION FOR INCOME TAXES ..............          -             3,000
                                                -----------     -----------

     NET INCOME ..............................  $    29,000     $    95,000
                                                ===========     ===========

     NET INCOME PER COMMON SHARE .............  $       .00     $       .01
                                                ===========     ===========

     WEIGHTED AVERAGE NUMBER
      OF SHARES OUTSTANDING ..................   17,816,430      17,816,398



                 See notes to consolidated financial statements

                          PART I FINANCIAL INFORMATION

Item 1.  Financial Statements.

                              Morgan's Foods, Inc.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (unaudited)
--------------------------------------------------------------------------------

                                                     Twenty-Four Weeks Ended
                                                --------------------------------
                                                August 18, 1996  August 13, 1995
                                                ---------------  ---------------

     REVENUES ................................    $18,559,000     $21,520,000

     COST OF SALES:
      FOOD, PAPER AND BEVERAGE ...............      5,874,000       6,880,000
      LABOR AND BENEFITS .....................      4,809,000       5,668,000
     RESTAURANT OPERATING EXPENSES ...........      5,258,000       6,112,000
     DEPRECIATION AND AMORTIZATION ...........        904,000         976,000
     GENERAL AND ADMINISTRATIVE EXPENSES .....      1,259,000       1,373,000
     LOSS FROM DISPOSAL OF LEASEHOLDS (NOTE 3)         95,000            -
                                                  -----------       ----------

     OPERATING INCOME ........................        360,000         511,000

     INTEREST EXPENSE:
      BANK DEBT AND NOTES PAYABLE ............       (277,000)       (411,000)
      CAPITAL LEASES .........................       (258,000)       (244,000)

     GAIN ON SALE OF RESTAURANTS (NOTE 2) ....            -         1,681,000

     OTHER INCOME ............................         52,000         105,000
                                                  -----------     -----------

     INCOME (LOSS) BEFORE INCOME TAXES .......       (123,000)      1,642,000

     PROVISION FOR INCOME TAXES ..............            -             6,000
                                                  -----------     -----------

     NET INCOME (LOSS) .......................    $  (123,000)    $ 1,636,000
                                                  ===========     ===========

     NET INCOME (LOSS) PER COMMON SHARE ......    $      (.01)    $       .09
                                                  ===========     ===========

     WEIGHTED AVERAGE NUMBER
      OF SHARES OUTSTANDING ..................     17,816,430      17,816,369


                 See notes to consolidated financial statements

                              MORGAN'S FOODS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)
--------------------------------------------------------------------------------


                                                        AUGUST 18, 1996    MARCH 3, 1996
                                                        ---------------    -------------
ASSETS
 CURRENT ASSETS:
  CASH AND EQUIVALENTS .................................  $ 3,334,000      $ 2,666,000
  MARKETABLE SECURITIES ................................      242,000          285,000
  RECEIVABLES ..........................................       62,000           78,000
  INVENTORIES ..........................................      370,000          347,000
  PREPAID EXPENSES .....................................      109,000          208,000
                                                          -----------      -----------
                                                            4,117,000        3,584,000
                                                          -----------      -----------
 PROPERTY AND EQUIPMENT:
  LAND .................................................    1,739,000        1,464,000
  BUILDINGS AND IMPROVEMENTS ...........................    5,689,000        5,280,000
  PROPERTY UNDER CAPITAL LEASES ........................    6,152,000        6,152,000
  LEASEHOLD IMPROVEMENTS ...............................    3,798,000        3,974,000
  EQUIPMENT, FURNITURE AND FIXTURES ....................    8,060,000        8,059,000
  CONSTRUCTION IN PROGRESS..............................      147,000           52,000
                                                          -----------      -----------
                                                           25,585,000       24,981,000
  LESS ACCUMULATED DEPRECIATION AND AMORTIZATION .......   10,011,000        9,472,000
                                                          -----------      -----------
                                                           15,574,000       15,509,000
 OTHER ASSETS ..........................................    1,098,000        1,061,000
 DEFERRED TAXES ........................................      600,000          600,000
 EXCESS OF COST OVER AMOUNTS ASSIGNED
  TO NET ASSETS OF ACQUIRED BUSINESSES .................    1,261,000        1,280,000
                                                          -----------      -----------
                                                          $22,650,000      $22,034,000
                                                          ===========      ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
 CURRENT LIABILITIES:
  CURRENT MATURITIES OF LONG-TERM DEBT .................  $   301,000      $   263,000
  CURRENT MATURITIES OF CAPITAL LEASE OBLIGATIONS.......      390,000          337,000
  ACCOUNTS PAYABLE .....................................    1,791,000        1,884,000
  ACCRUED LIABILITIES ..................................    1,845,000        1,662,000
                                                          -----------      -----------
                                                            4,327,000        4,146,000
                                                          -----------      -----------
 LONG-TERM DEBT ........................................    6,225,000        5,448,000
 LONG-TERM CAPITAL LEASE OBLIGATIONS ...................    4,843,000        5,062,000

SHAREHOLDERS' EQUITY
PREFERRED SHARES, 1,000,000 SHARES AUTHORIZED,
  NO SHARES OUTSTANDING
COMMON STOCK
 AUTHORIZED SHARES - 25,000,000
 ISSUED SHARES - 17,816,430 ............................      178,000       17,817,000
CAPITAL IN EXCESS OF STATED VALUE ......................   28,727,000       11,088,000
ACCUMULATED DEFICIT ....................................  (21,650,000)     (21,527,000)
                                                          -----------      -----------
TOTAL SHAREHOLDERS' EQUITY .............................    7,255,000        7,378,000
                                                          -----------      -----------
                                                          $22,650,000      $22,034,000
                                                          ===========      ===========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              Morgan's Foods, Inc.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                   (unaudited)




                                                  COMMON SHARES       TREASURY SHARES    CAPITAL IN                     TOTAL
                                              ------------------      ---------------     EXCESS OF    ACCUMULATED   SHAREHOLDERS'
                                              SHARES      AMOUNT      SHARES   AMOUNT   STATED VALUE     DEFICIT        EQUITY
                                              ------      ------      ------   ------   ------------     -------        ------

Balance, February 26, 1995...............    17,816,430  $17,817,000  (1,502)  $(3,000)  $11,088,000   $(22,653,000)    $6,249,000

Net income...............................        -            -          -         -          -           1,126,000      1,126,000

Issuance of treasury stock
 for 401(k) contributions ...............                              1,502     3,000        -              -               3,000
                                             ----------  -----------  ------   --------  ----------     -----------     ----------

Balance, March 3, 1996 ..................    17,816,430   17,817,000     -         -      11,088,000    (21,527,000)     7,378,000

Change in stated value of common
 shares (Note 4).........................                (17,639,000)                     17,639,000                    ----------

Net loss.................................                                                                  (123,000)      (123,000)
                                                         ------------                     -----------    -----------    -----------

Balance, August 18, 1996.................    17,816,430  $   178,000     -       $ -     $28,727,000   $(21,650,000)    $7,255,000
                                             ==========  ============  =====   ========  ============  =============    ===========


                 See notes to consolidated financial statements



                              Morgan's Foods, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (unaudited)

                                                     Twenty-Four Weeks Ended
                                                --------------------------------
                                                August 18, 1996  August 13, 1995
                                                ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 NET INCOME (LOSS) .............................. $ (123,000)    $ 1,636,000
 ADJUSTMENTS TO RECONCILE NET INCOME
  TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
  DEPRECIATION AND AMORTIZATION .................    904,000         976,000
  LOSS (GAIN) ON SALE OF RESTAURANTS AND
   OTHER PROPERTY AND EQUIPMENT .................     95,000      (1,681,000)
   CHANGE IN ASSETS AND LIABILITIES:
     DECREASE IN RECEIVABLES ....................     16,000          69,000
    (INCREASE) IN INVENTORIES ...................    (23,000)        (39,000)
     DECREASE IN PREPAID EXPENSES ...............     99,000          46,000
    (INCREASE) IN OTHER ASSETS ..................   (116,000)        (27,000)
    (DECREASE) IN ACCOUNTS PAYABLE ..............    (93,000)       (532,000)
     INCREASE (DECREASE) IN ACCRUED EXPENSES ....    183,000        (267,000)
                                                  ----------     -----------
 NET CASH PROVIDED BY
  OPERATING ACTIVITIES ..........................    942,000         181,000
                                                  ----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 SALE OF RESTAURANTS AND LEASEHOLDS,
  NET OF EXPENSES OF SALE .......................     21,000    10,257,000
 CAPITAL EXPENDITURES ...........................   (987,000)     (677,000)
 PROCEEDS FROM SALE AND MATURITY
  OF MARKETABLE SECURITIES ......................    285,000       359,000
 PURCHASE OF MARKETABLE SECURITIES ..............   (242,000)     (316,000)
                                                    ---------     ---------
 NET CASH PROVIDED BY (USED IN)
  INVESTING ACTIVITIES ..........................   (923,000)    9,623,000
                                                   ----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 BANK DEBT REPAYMENT IN ADVANCE OF
  SCHEDULED MATURITY ............................       -       (9,750,000)
 PRINCIPAL PAYMENTS ON LONG-TERM DEBT ...........   (110,000)     (511,000)
 PRINCIPAL PAYMENTS ON CAPITAL LEASE OBLIGATIONS.   (166,000)     (138,000)
 PROCEEDS FROM PROPERTY AND EQUIPMENT FINANCING..    925,000       287,000
                                                  ----------   -----------
 NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES ..........................    649,000   (10,112,000)
                                                  ----------   -----------

NET CHANGE IN CASH AND EQUIVALENTS ..............    668,000      (308,000)
CASH AND EQUIVALENTS, BEGINNING BALANCE .........  2,666,000     1,993,000
                                                  ----------   -----------

CASH AND EQUIVALENTS, ENDING BALANCE ............ $3,334,000   $ 1,685,000
                                                  ==========   ===========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              Morgan's Foods, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               QUARTERS ENDED AUGUST 18, 1996 AND AUGUST 13, 1995


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

Note 3.  Closing of Restaurants

         During the second quarter of fiscal 1997, the Company closed two unprofitable KFC restaurants in the St. Louis market. One of the restaurants was at the end of the lease term and was closed. The second restaurant was closed and the Company recognized a loss of $95,000 on the sale of the leasehold interest to an independent restaurant operator for $21,000.

Note 4.  Change in stated value of common shares

         On June 28, 1996 the Board of Directors of the Company approved a change in the stated value of the Company's common shares from $1.00 per share to $.01 per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         DESCRIPTION OF BUSINESS. Morgan's Foods, Inc. ("the Company") operates through wholly-owned subsidiaries Kentucky Fried Chicken ("KFC") restaurants under franchises from KFC Corporation and has rights to operate, as a franchisee, East Side Mario's restaurants in the Cleveland/Akron and Columbus, Ohio areas. As of September 23, 1996, the Company operates 38 KFC restaurants and six East Side Mario's restaurants. The Company's fiscal year is a 52 - 53 week year ending on the Sunday nearest the last day of February.

         REVENUES. Revenues for the quarter ended August 18, 1996 were $9,554,000 compared to $9,904,000 for the quarter ended August 13, 1995. The decrease of $350,000 was due to two offsetting factors. The first was the increase of $341,000 in KFC revenue in the quarter ended August 18, 1996 compared to the same quarter a year earlier. Secondly, sales at the East Side Mario's restaurants declined by $691,000 during the same time periods. These changes represent a 9% comparable restaurant sales increase in the KFC restaurants and a 22% comparable restaurant sales decrease in the East Side Mario's. The KFC restaurants had comparable restaurant sales increases due to new products such as the Chunky Chicken Pot Pie and Tender Roast Chicken as well as more effective advertising. The East Side Mario's restaurants, the oldest of which opened three and one-half years ago, have exhibited significant declines from their opening sales levels due to increased competition.

         For the twenty-four weeks ended August 18, 1996 revenue was $18,559,000 compared to $21,520,000 or a decrease of $2,961,000. Three factors combined to produce this result. First, the period ended August 13, 1995 included revenues of $3,106,000 attributable to the 24 KFC restaurants which were sold on May 5, 1995. Further, KFC revenues increased $1,128,000 in the restaurants the Company continued to operate while revenues in the East Side Mario's declined $983,000 in the twenty-four weeks ended August 18, 1996 compared to the year earlier period.

         COSTS OF SALES - FOOD, PAPER AND BEVERAGES. Food, paper and beverage costs for the quarter ended August 18, 1996 as a percentage of revenue were 32.0% compared to 31.8% in the prior year. These results were achieved through improved efficiency at the KFC restaurants, offset by higher chicken costs in the current quarter than in the same quarter a year earlier. Food, paper and beverage costs for the twenty-four weeks ended August 18, 1996 decreased slightly as a percentage of sales to 31.7% compared to 32.0% in the same period of the prior year. This was the result of improved efficiency and favorable menu mix in the KFC restaurants partially offset by higher chicken costs.

         COST OF SALES - LABOR AND BENEFITS. Labor and benefits increased as a percentage of revenue for the quarter ended August 18, 1996 to 26.0% compared to 25.7% one year ago. The increase is primarily due to reduced labor efficiency in the East Side Mario's restaurants caused by lower sales levels. For the 24 weeks ended August 18, 1996 labor and benefits decreased as a percentage of revenue to 25.9% from 26.3% in the same period a year earlier. This was caused by improved labor efficiency and lower workers' compensation costs in the KFC restaurants partially offset by increased labor costs in the East Side Mario's restaurants.

         RESTAURANT OPERATING EXPENSES. Restaurant operating expenses decreased as a percentage of revenue from 28.9% in the second quarter of fiscal 1996 to 26.8% in fiscal 1997. The decrease was primarily caused by lower advertising costs in the KFC restaurants, and in the East Side Mario's restaurants lower royalties and favorable adjustments to rent accruals. For the 24 weeks ended August 18, 1996, restaurant operating expenses were 28.3% of revenue, essentially unchanged from 28.4% in the year earlier period.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the quarter ended August 18, 1996 increased to $451,000 from $407,000 in the same quarter a year earlier due to capital additions during the current fiscal year. Depreciation and amortization for the year to date fiscal 1997 declined to $904,000 from $976,000 in fiscal 1996 due to the sale of the 24 KFC restaurants on May 5, 1995, partially offset by capital additions during fiscal 1997.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the second quarter of fiscal 1997 of $622,000 were $27,000 or 4.2% below the first quarter of fiscal 1996. The decrease is primarily due to the consolidation of the management of the East Side Mario's and KFC restaurants which resulted in the elimination of salary and related expenses of the Director of Operations for the East Side Mario's restaurants. General and administrative expenses for the 24 weeks ended August 18, 1996 were $1,259,000 compared to $1,373,000 in the 24 weeks ended August 13, 1995. The decrease is due to the elimination of administrative expenses related to operation of the 24 KFC restaurants that were sold late in the first quarter of fiscal 1996 as well as the administrative consolidation mentioned above.

         OPERATING INCOME. Operating income in the quarter ended August 18, 1996 was essentially unchanged at $282,000 compared to $285,000 for the quarter ended August 13, 1995. Results for the current quarter however contain a charge of $95,000 for the closing of two unprofitable KFC restaurants. Operating income for the current quarter would have been $377,000 without the charge. Operating income for the KFC restaurants in the current quarter was greater than the prior year due to increased sales and improved operating efficiency. Operating income of the East Side Mario's in the second quarter of fiscal 1997 was significantly below the same period a year earlier primarily due to high fixed occupancy costs and lower revenues. Operating income for the 24 weeks ended August 18, 1996 was $360,000, net of the $95,000 charge described above, compared to operating income of $511,000 in the comparable period a year earlier. During the 24 weeks ended August 18, 1996 operating income for the KFC restaurants increased from the same period a year earlier despite the sale of 24 KFC restaurants late in the first quarter of fiscal 1996. Operating income of the East Side Mario's restaurants declined significantly in the 24 weeks ended August 18, 1996 compared to the same period a year earlier for the reasons cited above.

         INTEREST EXPENSE. Interest expense on bank debt increased to $144,000 in the quarter ended August 18, 1996 from $113,000 in the quarter ended August 13, 1995 due to additional bank debt for the acquisition of a previously leased KFC restaurant and rebuilding of another KFC restaurant. Interest expense on capitalized leases increased slightly to $129,000 from $102,000 for the same periods due to the capitalized leases on the sixth East Side Mario's restaurant. Interest expense on bank debt for the 24 weeks ended August 18, 1996 declined to $277,000 from $411,000 in the same period a year earlier due to the reduction of bank debt balances related to the sale of 24 KFC restaurants late in the first quarter of fiscal 1996. Interest expense on capitalized leases increased to $258,000 in fiscal 1997 from $244,000 in fiscal 1996 due to the additional capitalized leases mentioned above which were partially offset by the sale of the 24 KFC restaurants, of which some properties were held under capitalized leases.

         LIQUIDITY AND CAPITAL RESOURCES. Cash flow activity for the first 24 weeks of fiscal 1997 and fiscal 1996 is presented in the Consolidated Statements of Cash Flows. Cash provided by operating activities was $942,000 in fiscal 1997 and the Company purchased property and equipment of $987,000. The Company paid scheduled long-term bank and capitalized lease debt of $276,000 in fiscal 1997 and received property and equipment financing of $925,000 to purchase and refurbish a previously leased KFC restaurant in Granite City, Illinois and rebuild a KFC restaurant in New Kensington, Pennsylvania.

         On June 21, 1996 the Company entered into a letter of intent to purchase two existing KFC restaurants located in Western Pennsylvania from another KFC franchisee. Under the terms of the letter of intent, the Company agreed to pay cash for the restaurants but believes that financing for the purchase is available. The definitive purchase agreement is currently being negotiated and the transaction is expected to close during the Company's fiscal third quarter. In addition, the Company is finalizing a lease of a site in Western Pennsylvania on which it intends to build a new KFC restaurant.

         The KFC operations of the Company have historically provided sufficient cash flow to service the Company's debt, refurbish and upgrade KFC restaurant properties and cover administrative overhead. Management believes that operating cash flow will provide sufficient capital to continue to operate and maintain the KFC and East Side Mario's restaurants, service the Company's debt and support required corporate expenses. In addition to the Company's operating cash flow, management believes that additional financing, including long term leases of build-to-suit restaurants and development lines of credit can be obtained for use in the acquisition of new and refurbishment of existing KFC properties.

Item 6.  Exhibits

         (a)  Exhibit 27 - Financial Data Schedule

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            Morgan's Foods, Inc.
                                            --------------------
                                               (Registrant)


Dated:    October 1, 1996               By: /s/   Kenneth L. Hignett
        -------------------                 ------------------------
                                            Kenneth L. Hignett
                                            Senior Vice President,
                                            Chief Financial Officer & Secretary