Form 10-Q
period 1996-11-10
MORGANS FOODS INC
filed 1996-12-26
CIK 68145

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the period ended            November 10, 1996
                    -----------------------------------------------------------

Commission file number               0-3833
                      ----------------------------------------------------------

                               Morgan's Foods, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Ohio                                          34-0562210
--------------------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification Number)

24200 Chagrin Boulevard, Suite 126, Beachwood, Ohio                   44122
-------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code: (216) 360-7500
                                                   ---------------

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

       As of December 20, 1996, the issuer had 17,766,430 shares of common stock outstanding.



                          PART I FINANCIAL INFORMATION

Item 1.  Financial Statements.

                              Morgan's Foods, Inc.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (unaudited)
--------------------------------------------------------------------------------



                                                 Quarter  Ended
                                       -----------------------------------
                                       November 10, 1996  November 5, 1995
                                       -----------------  ----------------

REVENUES ................................  $ 9,024,000         $ 9,543,000

COST OF SALES:
 FOOD, PAPER AND BEVERAGE ...............    2,908,000           3,135,000
 LABOR AND BENEFITS .....................    2,339,000           2,428,000
RESTAURANT OPERATING EXPENSES ...........    2,588,000           2,680,000
DEPRECIATION AND AMORTIZATION ...........      445,000             467,000
GENERAL AND ADMINISTRATIVE EXPENSES .....      641,000             680,000
                                           -----------         -----------

OPERATING INCOME ........................      103,000             153,000

INTEREST EXPENSE:
 BANK DEBT AND NOTES PAYABLE ............     (149,000)           (112,000)
 CAPITAL LEASES .........................     (129,000)           (140,000)

 OTHER INCOME ............................       27,000              28,000
                                           -----------         -----------

LOSS BEFORE INCOME TAXES ................     (148,000)            (71,000)

PROVISION FOR INCOME TAXES ..............          -                 3,000
                                           -----------         -----------

NET LOSS ................................  $  (148,000)        $   (74,000)
                                           ===========         ===========

NET LOSS PER COMMON SHARE ...............  $      (.01)        $      (.00)
                                           ===========         ===========

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING ..................   17,816,430          17,816,430



                See notes to consolidated financial statements



                          PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

                              Morgan's Foods, Inc.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (unaudited)
--------------------------------------------------------------------------------


                                               Thirty-Six Weeks Ended
                                       ----------------------------------
                                       November 10, 1996 November 5, 1995
                                       ----------------- ----------------

REVENUES ................................    $27,583,000     $31,063,000

COST OF SALES:
 FOOD, PAPER AND BEVERAGE ...............      8,782,000      10,015,000
 LABOR AND BENEFITS .....................      7,148,000       8,096,000
RESTAURANT OPERATING EXPENSES ...........      7,846,000       8,792,000
DEPRECIATION AND AMORTIZATION ...........      1,349,000       1,443,000
GENERAL AND ADMINISTRATIVE EXPENSES .....      1,900,000       2,053,000
LOSS FROM DISPOSAL OF LEASEHOLDS (NOTE 3)         95,000            -
                                             -----------     -----------

OPERATING INCOME ........................        463,000         664,000

INTEREST EXPENSE:
 BANK DEBT AND NOTES PAYABLE ............       (426,000)       (523,000)
 CAPITAL LEASES .........................       (387,000)       (384,000)

GAIN ON SALE OF RESTAURANTS (NOTE 2) ....            -         1,681,000

OTHER INCOME ............................         79,000         133,000
                                             -----------     -----------

INCOME (LOSS) BEFORE INCOME TAXES .......       (271,000)      1,571,000

PROVISION FOR INCOME TAXES ..............            -             9,000
                                             -----------     -----------

NET INCOME (LOSS) .......................    $  (271,000)    $ 1,562,000
                                             ===========     ===========

NET INCOME (LOSS) PER COMMON SHARE ......    $      (.02)    $       .09
                                             ===========     ===========

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING ..................     17,816,430      17,816,413


                See notes to consolidated financial statements

                              MORGAN'S FOODS, INC.


                           CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)
--------------------------------------------------------------------------------


                                                     NOVEMBER 10, 1996   MARCH 3, 1996
                                                     -----------------   -------------
ASSETS
 CURRENT ASSETS:
  CASH AND EQUIVALENTS .................................  $ 3,235,000      $ 2,666,000
  MARKETABLE SECURITIES ................................      219,000          285,000
  RECEIVABLES ..........................................       52,000           78,000
  INVENTORIES ..........................................      342,000          347,000
  PREPAID EXPENSES .....................................      180,000          208,000
                                                          -----------      -----------
                                                            4,028,000        3,584,000
                                                          -----------      -----------

 PROPERTY AND EQUIPMENT:
  LAND .................................................    1,739,000        1,464,000
  BUILDINGS AND IMPROVEMENTS ...........................    5,805,000        5,280,000
  PROPERTY UNDER CAPITAL LEASES ........................    6,152,000        6,152,000
  LEASEHOLD IMPROVEMENTS ...............................    3,815,000        3,974,000
  EQUIPMENT, FURNITURE AND FIXTURES ....................    8,125,000        8,059,000
  CONSTRUCTION IN PROGRESS..............................       95,000           52,000
                                                          -----------      -----------
                                                           25,731,000       24,981,000
  LESS ACCUMULATED DEPRECIATION AND AMORTIZATION .......   10,417,000        9,472,000
                                                          -----------      -----------
                                                           15,314,000       15,509,000
 OTHER ASSETS ..........................................    1,086,000        1,061,000
 DEFERRED TAXES ........................................      600,000          600,000
 EXCESS OF COST OVER AMOUNTS ASSIGNED
  TO NET ASSETS OF ACQUIRED BUSINESSES .................    1,252,000        1,280,000
                                                          -----------      -----------
                                                          $22,280,000      $22,034,000
                                                          ===========      ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
 CURRENT LIABILITIES:
  CURRENT MATURITIES OF LONG-TERM DEBT .................  $   309,000      $   263,000
  CURRENT MATURITIES OF CAPITAL LEASE OBLIGATIONS.......      392,000          337,000
  ACCOUNTS PAYABLE .....................................    1,833,000        1,884,000
  ACCRUED LIABILITIES ..................................    1,740,000        1,662,000
                                                          -----------      -----------
                                                            4,274,000        4,146,000
                                                          -----------      -----------
 LONG-TERM DEBT ........................................    6,145,000        5,448,000
 LONG-TERM CAPITAL LEASE OBLIGATIONS ...................    4,754,000        5,062,000

SHAREHOLDERS' EQUITY
PREFERRED SHARES, 1,000,000 SHARES AUTHORIZED,
  NO SHARES OUTSTANDING
COMMON STOCK
 AUTHORIZED SHARES - 25,000,000
 ISSUED SHARES - 17,816,430 ............................      178,000       17,817,000
CAPITAL IN EXCESS OF STATED VALUE ......................   28,727,000       11,088,000
ACCUMULATED DEFICIT ....................................  (21,798,000)     (21,527,000)
                                                          -----------      -----------
TOTAL SHAREHOLDERS' EQUITY .............................    7,107,000        7,378,000
                                                          -----------      -----------
                                                          $22,280,000      $22,034,000
                                                          ===========      ===========


                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.




                                                  Morgan's Foods, Inc.

                                   CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                       (unaudited)



                                            COMMON SHARES            TREASURY SHARES    CAPITAL IN                       TOTAL
                                       -----------------------     ------------------    EXCESS OF       ACCUMULATED   SHAREHOLDERS'
                                       SHARES        AMOUNT        SHARES      AMOUNT   STATED VALUE      DEFICIT        EQUITY
                                       --------      ---------     --------  --------   ------------    ----------    ------------

Balance, February 26, 1995 .....     17,816,430    $17,817,000      (1,502)   $(3,000)  $11,088,000   $(22,653,000)   $6,249,000

Net income .....................          -              -             -           -          -          1,126,000     1,126,000

Issuance of treasury stock
 for 401(k) contributions ......                                     1,502      3,000         -              -             3,000
                                     ----------    -----------      ------    -------   -----------   ------------    ----------

Balance, March 3, 1996 .........     17,816,430     17,817,000         -           -     11,088,000    (21,527,000)    7,378,000

Change in stated value of common
 shares (Note 4) ...............                   (17,639,000)                          17,639,000


Net loss .......................                                                                          (271,000)     (271,000)
                                                   -----------                          ------------    ----------    ----------

Balance November 10, 1996, .....     17,816,430       $178,000         -      $    -    $28,727,000   $(21,798,000)   $7,107,000
                                     ==========    ===========     =======    =======  ============   ============    ==========

                 See notes to consolidated financial statements

                              Morgan's Foods, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (unaudited)

                                                   Thirty-Six Weeks Ended
                                            ------------------------------------
                                            November 10, 1996  November 5, 1995
                                            -----------------  ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 NET INCOME (LOSS) .............................. $ (271,000)  $ 1,562,000
 ADJUSTMENTS TO RECONCILE NET INCOME
  TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
  DEPRECIATION AND AMORTIZATION .................  1,349,000     1,443,000
  LOSS (GAIN) ON SALE OF RESTAURANTS AND
   OTHER PROPERTY AND EQUIPMENT .................     95,000    (1,681,000)
   CHANGE IN ASSETS AND LIABILITIES:
     DECREASE IN RECEIVABLES ....................     26,000       113,000
     DECREASE (INCREASE) IN INVENTORIES .........      5,000       (42,000)
     DECREASE IN PREPAID EXPENSES ...............     28,000        84,000
    (INCREASE) IN OTHER ASSETS ..................   (130,000)     (109,000)
    (DECREASE) IN ACCOUNTS PAYABLE ..............    (51,000)   (1,017,000)
     INCREASE (DECREASE) IN ACCRUED EXPENSES ....     78,000      (205,000)
                                                  ----------   -----------
 NET CASH PROVIDED BY
  OPERATING ACTIVITIES ..........................  1,129,000       148,000
                                                  ----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 SALE OF RESTAURANTS AND LEASEHOLDS,
  NET OF EXPENSES OF SALE .......................     21,000    10,257,000
 CAPITAL EXPENDITURES ........................... (1,137,000)     (681,000)
 PROCEEDS FROM SALE AND MATURITY
  OF MARKETABLE SECURITIES ......................     66,000        46,000
                                                  ----------   -----------
 NET CASH PROVIDED BY (USED IN)
  INVESTING ACTIVITIES .......................... (1,050,000)    9,622,000
                                                  ----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 BANK DEBT REPAYMENT IN ADVANCE OF
  SCHEDULED MATURITY ............................       -      (13,913,000)
 PRINCIPAL PAYMENTS ON LONG-TERM DEBT ...........   (182,000)     (554,000)
 PRINCIPAL PAYMENTS ON CAPITAL LEASE OBLIGATIONS.   (253,000)     (222,000)
 PROCEEDS FROM PROPERTY AND EQUIPMENT FINANCING..    925,000       287,000
                                                  ----------   -----------
 NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES ..........................    490,000    (9,059,000)
                                                  ----------   -----------

NET CHANGE IN CASH AND EQUIVALENTS ..............    569,000       710,000
CASH AND EQUIVALENTS, BEGINNING BALANCE .........  2,666,000     1,993,000
                                                  ----------   -----------

CASH AND EQUIVALENTS, ENDING BALANCE ............ $3,235,000   $ 2,703,000
                                                  ==========   ===========




               SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              Morgan's Foods, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              QUARTERS ENDED NOVEMBER 10, 1996 AND NOVEMBER 5, 1995


Note 1.Summary of Significant Accounting Policies

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         DESCRIPTION OF BUSINESS. Morgan's Foods, Inc. ("the Company") operates through wholly-owned subsidiaries Kentucky Fried Chicken ("KFC") restaurants under franchises from KFC Corporation and has rights to operate, as a franchisee, East Side Mario's restaurants in the Cleveland/Akron and Columbus, Ohio areas. As of December 20, 1996, the Company operates 40 KFC restaurants and six East Side Mario's restaurants. The Company's fiscal year is a 52 - 53 week year ending on the Sunday nearest the last day of February.

         REVENUES. Revenues for the quarter ended November 10, 1996 were $9,024,000 compared to $9,543,000 for the quarter ended November 5, 1995. The decrease of $519,000 was primarily due to three factors. The first was the increase of $193,000 in comparable restaurant KFC revenue in the quarter ended November 10, 1996 compared to the same quarter a year earlier. Secondly, closed KFC restaurants accounted for $219,000 of sales in the quarter ended November 5, 1995 which were not present in the quarter ended November 10, 1996. Third, sales at the East Side Mario's restaurants declined by $493,000 comparing the same time periods. These changes represent a 3% comparable restaurant sales increase in the KFC restaurants and a 19% comparable restaurant sales decrease in the East Side Mario's. The KFC restaurants had comparable restaurant sales increases due to new products such as the Chunky Chicken Pot Pie and Tender Roast Chicken as well as more effective advertising. The East Side Mario's restaurants, the oldest of which opened three and one-half years ago, have exhibited significant declines from their opening sales levels due to increased competition.

         For the thirty-six weeks ended November 10, 1996 revenue was $27,583,000 compared to $31,063,000 or a decrease of $3,480,000. Several factors combined to produce this result. First, the period ended November 5, 1995 included revenues of $3,106,000 attributable to the 24 KFC restaurants which were sold on May 5, 1995. Closed KFC restaurants accounted for a decrease of $533,000 in the period ended November 10, 1996 compared to the year earlier period. Further, KFC revenues increased $1,635,000 in the comparable restaurants while revenues in the East Side Mario's declined $1,476,000 in the thirty-six weeks ended November 10, 1996 compared to the year earlier period. These changes were caused by the factors described above for the third quarter.

         COSTS OF SALES - FOOD, PAPER AND BEVERAGES. Food, paper and beverage costs for the quarter ended November 10, 1996 as a percentage of revenue were 32.2% compared to 32.9% in the prior year. These results were achieved through improved efficiency at the KFC restaurants, offset by higher chicken costs in the current quarter than in the same quarter a year earlier. Food, paper and beverage costs for the thirty-six weeks ended November 10, 1996 decreased slightly as a percentage of sales to 31.8% compared to 32.2% in the same period of the prior year. This was the result of improved efficiency and favorable menu mix in the KFC restaurants partially offset by higher chicken costs.

         COST OF SALES - LABOR AND BENEFITS. Labor and benefits increased as a percentage of revenue for the quarter ended November 10, 1996 to 25.9% compared to 25.4% one year ago. The increase is primarily due to reduced labor efficiency in the East Side Mario's restaurants caused by lower sales levels. For the thirty-six weeks ended November 10, 1996 labor and benefits decreased as a percentage of revenue to 25.9% from 26.1% in the same period a year earlier. This was caused by improved labor efficiency and lower workers' compensation costs in the KFC restaurants partially offset by increased labor costs in the East Side Mario's restaurants.

         RESTAURANT OPERATING EXPENSES. Restaurant operating expenses increased as a percentage of revenue from 28.1% in the third quarter of fiscal 1996 to 28.7% in fiscal 1997. The increase was primarily caused by lower revenues in the East Side Mario's restaurants which decreased efficiency and caused fixed costs to represent a higher percentage of sales. This increase was partially offset by lower advertising costs in the KFC restaurants. For the thirty-six weeks ended November 10, 1996, restaurant operating expenses were 28.4% of revenue, essentially unchanged from 28.3% in the year earlier period.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the quarter ended November 10, 1996 decreased to $445,000 from $467,000 in the same quarter a year earlier due to the absence of pre-opening cost amortization in the East Side Mario's restaurants during the current fiscal year. Depreciation and amortization for the year to date fiscal 1997 declined to $1,349,000 from $1,443,000 in fiscal 1996 due to the sale of the 24 KFC restaurants on May 5, 1995, partially offset by capital additions during fiscal 1997.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the third quarter of fiscal 1997 of $641,000 were $39,000 or 5.7% below the third quarter of fiscal 1996. The decrease is primarily due to the consolidation of the management of the East Side Mario's and KFC restaurants which resulted in the elimination of salary and related expenses of the Director of Operations for the East Side Mario's restaurants. General and administrative expenses for the thirty-six weeks ended November 10, 1996 were $1,900,000 compared to $2,053,000 in the thirty-six weeks ended November 5, 1995. The decrease is due to the elimination of administrative expenses related to operation of the 24 KFC restaurants that were sold late in the first quarter of fiscal 1996 as well as the administrative consolidation mentioned above.

         OPERATING INCOME. Operating income in the quarter ended November 10, 1996 was $103,000 compared to $153,000 for the quarter ended November 5, 1995. Operating income for the KFC restaurants in the current quarter was greater than the prior year due to increased sales and improved operating efficiency. This increase was offset by operating income of the East Side Mario's in the third quarter of fiscal 1997 which was significantly below the same period a year earlier primarily due to high fixed occupancy costs and lower revenues. Operating income for the thirty-six weeks ended November 10, 1996 was $463,000 compared to operating income of $664,000 in the comparable period a year earlier. Results for the current year however contain a charge of $95,000 for the closing of two unprofitable KFC restaurants. During the thirty-six weeks ended November 10, 1996 operating income for the KFC restaurants increased from the same period a year earlier despite the sale of 24 KFC restaurants late in the first quarter of fiscal 1996. Operating income of the East Side Mario's restaurants declined significantly in the thirty-six weeks ended November 10, 1996 compared to the same period a year earlier for the reasons cited above.

         INTEREST EXPENSE. Interest expense on bank debt increased to $149,000 in the quarter ended November 10, 1996 from $112,000 in the quarter ended November 5, 1995 due to additional bank debt for the acquisition of a previously leased KFC restaurant and rebuilding of another KFC restaurant. Interest expense on capitalized leases in the quarter ended November 10, 1996 remained approximately the same at $129,000 compared to $140,000 for the year earlier period. Interest expense on bank debt for the thirty-six weeks ended November 10, 1996 declined to $426,000 from $523,000 in the same period a year earlier due to the reduction of bank debt balances related to the sale of 24 KFC restaurants late in the first quarter of fiscal 1996. Interest expense on capitalized leases remained essentially unchanged at $387,000 in fiscal 1997 compared to $384,000 in fiscal 1996.

         LIQUIDITY AND CAPITAL RESOURCES. Cash flow activity for the first thirty-six weeks of fiscal 1997 and fiscal 1996 is presented in the Consolidated Statements of Cash Flows. Cash provided by operating activities was $1,129,000 in fiscal 1997 and the Company purchased property and equipment of $1,137,000. The Company paid scheduled long-term bank and capitalized lease debt of $435,000 in fiscal 1997 and received property and equipment financing of $925,000 to purchase and refurbish a previously leased KFC restaurant in Granite City, Illinois and rebuild a KFC restaurant in New Kensington, Pennsylvania.

         On December 7, 1996 the Company completed the purchase of two existing KFC restaurants located in Canonsburg and Waynesburg Pennsylvania from another KFC franchisee. The purchase is expected to add approximately $1,200,000 in annual KFC revenues to the Company. In addition, the Company has finalized the lease of a site in Greensburg, Pennsylvania on which it intends to build a new KFC restaurant.

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



                                   Morgan's Foods, Inc.
                                   -------------------------
                                   (Registrant)


Dated: December 26, 1996          By: /s/ Kenneth L. Hignett
       -----------------              ----------------------
                                           Kenneth L. Hignett
                                           Senior Vice President,
                                           Chief Financial Officer & Secretary