Form 10-K405
period 1997-03-02
MORGANS FOODS INC
filed 1997-06-02
CIK 68145

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                 Annual Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For the fiscal year ended      March 2, 1997    Commission file number  0-3833
                          --------------------                         --------

                              MORGAN'S FOODS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Ohio                                          34-0562210
----------------------------------------                ------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                           Identification Number)

            24200 Chagrin Boulevard, Suite 126, Beachwood, OH 44122
--------------------------------------------------------------------------------
              (Address of principal executive officers)     (Zip Code)

Registrant's telephone number, including area code: (216) 360-7500
                                                    ----------------------

Securities registered pursuant of Section 12 (b) of the Act:

                                                    Name of each exchange on
           Title of each class                          which registered
           -------------------                      ------------------------
      Common Shares, Without Par Value               American Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act:    None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X   No
                                         ----    -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         As of May 7, 1997, the aggregate market value of the common stock held by nonaffiliates of the Registrant was $4,349,642.

         As of May 7, 1997, the Registrant had 17,650,430 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III incorporates by reference certain information from the definitive Proxy Statement to security holders for the 1997 annual meeting, to be filed with the Securities and Exchange Commission on or before June 27, 1997.

                              MORGAN'S FOODS, INC.


                                     PART I


ITEM 1.  BUSINESS.

         GENERAL. The Registrant operates, through wholly-owned subsidiaries, Kentucky Fried Chicken ("KFC") restaurants under franchises from KFC Corporation. The Company also operates East Side Mario's restaurants in the Cleveland/Akron and Columbus, Ohio areas under franchises from East Side Mario's, Inc. As of May 28, 1997, the Company operated 39 KFC restaurants as well as six East Side Mario's restaurants. The headquarters of the Registrant are located in the Cleveland, Ohio, metropolitan area. Throughout this Report, the Registrant together with its subsidiaries is referred to as the "Company."

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

         Of the 39 KFC restaurants operated by the Company as of May 28, 1997, 12 are located in Ohio, 16 in Pennsylvania, 9 in Missouri, 1 in Illinois and 1 in West Virginia. The Company was one of the first KFC Corporation franchisees and has operated in excess of 20 KFC franchises for more than 25 years. Operations relating to these KFC units are seasonal to a certain extent, with higher sales generally occurring in the summer months. Five East Side Mario's restaurants operated by the Company are located in the Cleveland/Akron area and one in Columbus, Ohio.

         FRANCHISE AGREEMENTS. All of the Company's KFC restaurants are operated under franchise agreements with KFC Corporation. The Company considers retention of these agreements to be important to the success of its restaurant business and believes that its relationship with KFC Corporation is satisfactory. The KFC Corporation franchise agreements require the Company to pay royalties of 4% on gross revenues and to expend an additional 5% of gross revenues for national and local advertising and marketing. As a result of the settlement with KFC Corporation discussed in the following paragraph, all KFC franchisees were given the option of continuing the term of their existing franchise agreements or early renewing to new franchise agreements for ten or twenty year terms. In May 1997, the Company elected to renew substantially all of its franchise agreements for twenty years. Subject to satisfying KFC requirements for restaurant image and other matters, franchise agreements are renewable at the Company's option for successive ten year periods. The franchise agreements provide that each KFC unit is to be inspected by KFC Corporation approximately three or four times per year. These inspections cover product preparation and quality, customer service, and restaurant appearance and operation. KFC Corporation is wholly owned by PepsiCo, Inc. The East Side Mario's restaurants are operated under franchise agreements with East Side Mario's, Inc., for remaining terms of 17 to 19 years and are renewable by the Company for one additional term of 10 years. The East Side Mario's franchise agreements require the Company to pay royalties of 4% on gross revenue and 1/2% of gross revenue to an advertising fund. The franchise agreements also require the Company to expend an additional 2 1/2% of gross revenue for advertising and promotion. The East Side Mario's franchise agreements also grant the right to East Side Mario's, Inc. to perform quality and franchise compliance inspections without prior notice to the Company.

                              MORGAN'S FOODS, INC.

                 The Company, like the majority of other KFC franchisees, is a member of the Association of Kentucky Fried Chicken Franchisees, Inc. ("AKFCF"). The AKFCF had been involved in a long standing franchise contract dispute with KFC Corporation. A successful conclusion to this contract dispute was reached in February 1996 and was ratified by the AKFCF, the KFC National Advertising Co-Operative and the Federal District Court in August 1996. The settlement provides KFC Franchisees the opportunity to elect the early renewal of existing franchise agreements to a new 20 year term with greater territorial protection. In return, KFC Corporation obtains a commitment from each franchisee electing the early renewal to bring the restaurant up to current KFC image standards.

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

                 The Company's KFC restaurants rely on innovative marketing techniques and promotions to compete with other restaurants in the areas in which they are located. The Company's competitive position is also enhanced by the national advertising program sponsored by KFC Corporation and its franchisees. The East Side Mario's restaurants rely on a distinctive themed decor and a variety of Italian and American menu items at moderate prices. Emphasis is placed by the Company on its control systems and the training of personnel to maintain high food quality and good service. The Company believes that its KFC restaurants are competitive with other quick service restaurants on the basis of the important competitive factors in the restaurant business which include primarily restaurant location, product price, quality and differentiation; and restaurant and employee appearance. The Company considers the East Side Mario's restaurants to be less competitive against other casual mid-priced restaurants due to inadequate menus, food systems and marketing and operational support supplied by the franchisor.

                 SUPPLIERS. The Company has been able to obtain sufficient supplies to carry on its business and believes it will be able to do so in the future.

                 GROWTH. During fiscal 1997, the Company purchased the land and building of a previously leased KFC restaurant in the St. Louis market area, closed two unprofitable KFC restaurants in the St. Louis market and purchased two existing KFC restaurants in Pennsylvania from another franchisee. Early in fiscal 1997, the Company rebuilt an existing KFC restaurant in New Kensington, PA. The Company also purchased the land and building of a second previously leased KFC restaurant in the St. Louis market area in April 1997 and completed the closing and sale of an unprofitable St. Louis restaurant in March 1997. The Company is currently constructing a new KFC restaurant on leased land in Greensburg, PA. The Company opened its sixth East Side Mario's restaurant on April 26, 1995 and closed one unprofitable KFC restaurant in St. Louis during fiscal 1996. On May 5, 1995, the Company sold twenty-four of its KFC restaurants in Central Pennsylvania and New Jersey. The Company opened three East Side Mario's restaurants in fiscal 1995 and closed one KFC restaurant on February 26, 1995.

                              MORGAN'S FOODS, INC.

                 EMPLOYEES. As of May 28, 1997, the Company employs approximately 1,225 persons, including 28 administrative and 106 managerial employees. The balance are hourly employees, most of whom are part-time. None of the restaurant employees are represented by a labor union. The Company considers its employee relations to be satisfactory.


ITEM 2.  PROPERTIES.

         The Company leases approximately 4,300 square feet of space for its headquarters in Cleveland, Ohio. The lease expires in 2001 and the rent under the current term is $4,823 per month. The lease also contains a renewal option of five years which may be exercised by the Company. The Company also leases space for a regional office in Youngstown which is used to assist in the operation of the KFC restaurants.

         Of the 39 KFC restaurants, the Company owns the land and building for 15 locations, owns the building and leases the land for 3 locations and leases the land and building for 21 locations. Ten of the owned properties are subject to mortgages. Remaining lease terms (including renewal options) range from one month to 27 years and average approximately 14 years. These leases generally require the Company to pay taxes and utilities, to maintain casualty and liability insurance, and to keep the property in good repair. The Company pays annual rental for each leased KFC restaurant in amounts ranging from $10,800 to $78,750. In addition, 18 of these leases require payment of additional rentals based on a percentage of gross sales in excess of certain base amounts. Sales for nine KFC restaurants exceeded the respective base amounts in fiscal 1997. Of the six East Side Mario's restaurants, the Company owns the building and leases the land on one location and leases the land and the building for four locations. At the sixth location, the building is subject to a short-term lease which transfers ownership to the Company and the land is under a long-term lease. In addition, four of the East Side Mario's restaurant leases require payment of additional rentals based on a percentage of gross sales in excess of certain base amounts. Sales for these East Side Mario's restaurants did not exceed their base amounts for fiscal 1997.

         The Company believes that its restaurants are generally efficient, well equipped and maintained and in good condition.


ITEM 3.  LEGAL PROCEEDINGS.

         There are no material pending legal proceedings in which the Company is involved as a party.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to security holders for a vote during the last quarter of the Company's fiscal year ended March 2, 1997.

                              MORGAN'S FOODS, INC.

EXECUTIVE OFFICERS OF THE COMPANY


         The Executive Officers and other Officers of the Company are as follows:


                                      POSITION WITH
       NAME                 AGE         REGISTRANT             OFFICER SINCE
----------------------      ---       -------------            -------------

EXECUTIVE OFFICERS:

Leonard Stein-Sapir         58       Chairman of the Board       April 1989
                                     and Chief Executive
                                     Officer

James J. Liguori            48       President and Chief         June 1979
                                     Operating Officer

Kenneth L. Hignett          50       Senior Vice President-      May 1989
                                     Chief Financial Officer
                                     & Secretary

OTHER OFFICERS:

Barton J. Craig             48       Senior Vice President -     January 1994
                                     General Counsel

Vincent J. Oddi             54       Vice President-             September 1979
                                     Restaurant Development

Ramesh J. Gursahaney        48       Vice President-             January 1991
                                     Operations Services


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


                                                       PRICE RANGE
                                                    HIGH        LOW
                                                  --------------------
YEAR ENDED MARCH 2, 1997:
            1st Quarter ......................    $  3/4     $  9/16
            2nd Quarter ......................       3/4        1/2
            3rd Quarter ......................      11/16       7/16
            4th Quarter ......................       9/16       3/8

YEAR ENDED MARCH 3, 1996:
            1st Quarter ......................    $1 1/2     $ 15/16
            2nd Quarter ......................     1 5/16     1
            3rd Quarter ......................     1 1/8       13/16
            4th Quarter ......................       7/8        7/16

           As of May 7, 1997, the Company had approximately 1,235 shareholders of record. The Company has paid no dividends since fiscal 1975.

                              MORGAN'S FOODS, INC.

ITEM 6.  SELECTED FINANCIAL DATA.

           The following selected financial information for each of the five fiscal years in the period ended March 2, 1997, is derived from, and qualified in its entirety by, the consolidated financial statements of the Company. The following selected financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the notes thereto included elsewhere in this Report.


                                                                       YEARS ENDED
                                       ---------------------------------------------------------------------------
                                          MARCH 2,        MARCH 3,     FEBRUARY 26,    FEBRUARY 27,      MARCH 2,
                                           1997            1996            1995           1994             1993
                                       -----------     -----------     -----------     -----------     -----------
Revenues ..........................    $38,252,000     $42,510,000     $53,295,000     $46,860,000     $44,230,000
Cost of sales:
  Food, paper and beverage ........     12,141,000      13,662,000      17,282,000      15,020,000      13,489,000
  Labor and benefits ..............      9,951,000      11,122,000      13,807,000      11,967,000       9,940,000
Restaurant operating expenses .....     11,047,000      12,256,000      14,632,000      13,448,000      13,475,000
Depreciation and amortization .....      1,888,000       1,988,000       2,536,000       2,215,000       2,059,000
Asset impairments .................      2,939,000            --              --              --              --
General and administrative
 expenses .........................      2,876,000       2,947,000       3,759,000       3,516,000       3,357,000
Operating income (loss) ...........     (2,590,000)        535,000       1,279,000         694,000       1,910,000
Gain (loss) on sale of restaurants        (248,000)      1,681,000            --              --              --
Income (loss) before
 accounting change ................     (4,055,000)      1,126,000        (425,000)       (692,000)       (103,000)
Cumulative effect of
 accounting change (2) ............           --              --              --           600,000            --
Net income (loss) .................     (4,055,000)      1,126,000        (425,000)        (92,000)       (103,000)
Income (loss) per common share (1):
  Income (loss) before
    accounting change (1) .........           (.23)            .06            (.02)           (.04)           (.01)
  Cumulative effect of
    accounting change .............           --              --              --               .03            --
  Net income (loss) ...............           (.23)            .06            (.02)           (.01)           (.01)
Working capital (deficiency) ......       (884,000)       (562,000)     (3,728,000)     (1,637,000)        903,000
Total assets ......................     19,312,000      22,034,000      29,432,000      31,708,000      30,312,000
Long-term debt ....................      6,474,000       5,448,000       4,151,000      16,754,000      16,490,000
Long-term capital lease
 obligations ......................      4,847,000       5,062,000       3,896,000       2,573,000       1,782,000

Shareholders' equity ..............      3,300,000       7,378,000       6,249,000       6,652,000       6,740,000

           (1) Computed based upon the weighted average number of common and common equivalent shares outstanding during each year, which were 17,805,446 in 1997, 17,816,131 in 1996, 17,806,837 in 1995, 17,796,320 in 1994 and 17,778,887
in 1993.

           (2) Pertains to adoption of SFAS No. 109, "Accounting for Income Taxes."

                              MORGAN'S FOODS, INC.

                                PART II (CONT'D)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


            RESULTS OF OPERATIONS. During fiscal 1995 through 1997 the Company operated Kentucky Fried Chicken ("KFC") franchised restaurants in Illinois, Missouri, New Jersey, Ohio, Pennsylvania and West Virginia and East Side Mario's franchised restaurants in Ohio. The average number of KFC restaurants in operation during fiscal 1997 was 40 compared to 46 during fiscal 1996 and 66 during fiscal 1995. In the first quarter of fiscal 1996 the Company sold twenty-four KFC restaurants in Central Pennsylvania and New Jersey. The Company opened three East Side Mario's during fiscal 1995, one during fiscal 1996 and currently operates six of the restaurants.

            REVENUES. Revenue was $38,252,000 in fiscal 1997 a decrease of $4,258,000 or 10.0% compared to a decrease of 20.2% in fiscal 1996 and an increase of 13.7% in fiscal 1995. Fiscal 1996 had 53 weeks compared to 52 weeks in both fiscal 1995 and 1997, and fiscal 1995 had two more days than fiscal 1997 due to a change in the end of the accounting week.

            The 10.0% decrease in revenue during fiscal 1997 was the combination of a decrease of $2,242,000 in KFC sales and a decrease of $2,016,000 in East Side Mario's sales. The decrease in KFC revenues was due to four factors. First, revenues for the 24 sold KFC restaurants were $3,106,000 in fiscal 1996 through May 5, 1995 (date of sale). Second, the extra week in fiscal 1996 accounted for $526,000 in additional revenue in that year. Third, revenues of the two St. Louis KFC's which were closed in June and July, 1996 caused a reduction of $508,000 in revenues for fiscal 1997 while the purchase of the two Pennsylvania KFC's in December added $260,000. These net decreases were partially offset by a $1,638,000 or 6.8% increase in comparable KFC revenues. The increase in KFC revenues is primarily attributable to successful new product introductions and more effective advertising by the franchisor and improved operations of the Company's restaurants due to a restructuring of field management. The decline in East Side Mario's revenue was caused by the extra week of sales in fiscal 1996 of $196,000 and a decline in comparable restaurant sales of $1,820,000 or 15.8%. East Side Mario's comparable restaurant revenues continued to decline during fiscal 1997 due to an ineffective new menu and food system introduction by the franchisor which caused a decline in food quality and service as well as the continued absence of marketing support in the face of intense competition from other restaurants. Management expects intense competition in this restaurant segment to continue for the foreseeable future and looks to the franchisor for changes to supplement the Company's efforts to make the East Side Mario's restaurants more competitive. The 20.2% revenue decrease during fiscal 1996 was due to the loss of revenue from the 24 sold KFC restaurants and lower comparable sales in the East Side Mario's restaurants offset by the addition of one East Side Mario's and higher revenues in the KFC restaurants the Company continued to operate. Revenues for the 24 sold KFC restaurants were $3,106,000 in fiscal 1996 compared to $17,964,000 for the full year of fiscal 1995, or a decrease of $14,858,000. Revenues for the three East Side Mario's operated for the full fiscal years 1996 and 1995 declined by $1,539,000 or 21.6% while newly opened East Side Mario's restaurants contributed an additional $3,450,000 in revenues in fiscal 1996 compared to fiscal 1995. The decline in East Side Mario's comparable sales was primarily the result of intense competition in the casual mid-priced restaurant segment, lack of systems and support from the franchisor, lack of national advertising and normal reductions in sales after the first year of operation of a new restaurant.

                              MORGAN'S FOODS, INC.

Comparable sales in the 40 KFC restaurants which the Company continued to operate increased $2,742,000 or 11.1% in fiscal 1996 compared to fiscal 1995 while stores closed during fiscal 1996 and 1995 represented a decrease of $635,000 in revenue. The increase in KFC sales is attributed to the introduction of new products by the franchiser and more effective national advertising. The differences discussed above include the effect of an additional week in fiscal 1996 which contributed combined ESM and KFC revenues of $722,000.

            Revenues for the 16 weeks ended March 2, 1997 were $10,669,000, a decrease of $778,000 from the 17 weeks ended March 3, 1996 with the extra week in the fiscal 1996 quarter accounting for $722,000 of the difference. Comparable KFC restaurant revenues increased 6.9% in the fiscal 1997 quarter compared to the fiscal 1996 quarter while East Side Mario's comparable restaurant revenues declined by 11.1% for the same period. The reasons for these changes are the same as mentioned above in the full year comparisons.

            COST OF SALES - FOOD, PAPER AND BEVERAGE. Food, paper and beverage costs were $12,141,000 or 31.7% of sales in fiscal 1997 compared to $13,662,000 or 32.1% of sales in fiscal 1996. Food, paper and beverage costs declined by 0.5% of sales in the KFC's due to efficiencies from higher volumes and the absence of high food cost promotions. Food, paper and beverage costs declined by 0.4% of sales in the East Side Mario's due to more effective operational controls. Food, paper and beverage costs declined to $13,662,000 or 32.1% of sales in fiscal 1996 from $17,282,000 or 32.4% of sales in fiscal 1995. While these costs remained relatively constant in fiscal 1996 as a percentage of sales in both the KFC and East Side Mario's, the company-wide percentage decreased because of the higher proportion of East Side Mario's sales, which have a lower percentage of food, paper and beverage costs.

            For the fourth quarter, food, paper and beverage costs in fiscal 1997 declined as a percentage of sales to 31.5% from 31.9% in fiscal 1996. This decrease is from improvements in operating efficiency of the KFC restaurants and the tighter operational controls in the East Side Mario's restaurants.

            COST OF SALES - LABOR AND BENEFITS. Labor and benefits decreased to $9,951,000 or 26.0% of sales in fiscal 1997 from $11,122,000 or 26.2% of sales in fiscal 1996. Labor costs in the KFC's declined by approximately 1.0% of sales due to increased efficiencies created by higher volumes and improved management controls. The labor costs in the East Side Mario's, however, increased as a percentage of sales by 3.2% as a result of lower volumes. Labor and benefits decreased to $11,122,000 or 26.2% of sales in fiscal 1996 from $13,807,000 or 25.9% of sales in fiscal 1995. While the labor costs as a percentage of sales in the KFC restaurants improved by one-half percentage point in fiscal 1996 compared to fiscal 1995, the East Side Mario's labor percentage remained relatively constant. Expected improvement in labor efficiency of the East Side Mario's restaurants due to additional management experience was offset by decreased efficiency due to lower sales volumes. Since the East Side Mario's restaurants accounted for a greater portion of fiscal 1996 sales, this caused the company-wide labor percentage to increase. The 24 sold restaurants accounted for a decrease of $3,575,000 in labor and benefits in fiscal 1996 from fiscal 1995.

            Labor and benefit costs for the fourth quarter decreased to $2,803,000 or 26.3% of sales in fiscal 1997 from $3,026,000 or 26.4% of sales in fiscal 1996. Labor costs as a percentage of sales in the KFC's decreased 0.4% in the fiscal 1997 fourth quarter compared to the fiscal 1996 fourth quarter while labor costs in the East Side Mario's increased as a percentage of sales 1.6% for the same periods. The changes were caused by the same factors discussed above in the full year comparison.

                              MORGAN'S FOODS, INC.

            RESTAURANT OPERATING EXPENSES. Restaurant operating expenses decreased to $11,047,000 in fiscal 1997 from $12,256,000 in fiscal 1996 but remained relatively constant as a percentage of sales at 28.9% in fiscal 1997 compared to 28.8% in fiscal 1996. In the KFC restaurants, the decreases were mainly in occupancy expenses due to the 53 weeks contained in fiscal 1996 and lower advertising expenditures in fiscal 1997. The East Side Mario's decreases were mainly in royalties due to the lower sales in fiscal 1997, decreased advertising expenditures and lower rent due to the 53 weeks contained in fiscal 1996. Restaurant operating expenses increased as a percentage of sales in fiscal 1996 to 28.8% from 27.5% in fiscal 1995. This increase was primarily caused by advertising expenses in both the KFC restaurants and the East Side Mario's restaurants which increased by approximately one percent of sales due to increases in promotional activities.

            DEPRECIATION AND AMORTIZATION. Depreciation and amortization in fiscal 1997 decreased slightly to $1,888,000 from $1,988,000 in fiscal 1996. This decrease is the result of the absence of $152,000 of depreciation from the 24 KFC's sold on May 5, 1995 partially offset by higher depreciation from the purchase of a previously leased KFC restaurant early in the fiscal year and two KFC's purchased in the fourth quarter. Depreciation and amortization in fiscal 1996 decreased to $1,988,000 from $2,536,000 in fiscal 1995. This decrease is primarily due to $638,000 less depreciation for the 24 sold KFC restaurants, partially offset by the addition of an East Side Mario's restaurant, the closing of several unprofitable KFC restaurants, and lower amortization of pre-opening expenses from the East Side Mario's.

            ASSET IMPAIRMENTS. The Company recorded asset impairments of $2,939,000 in the fourth quarter of fiscal 1997. These impairments included $1,700,000 to write-down the carrying value of certain East Side Mario's restaurants and $1,239,000 to write-off goodwill remaining from a previous KFC acquisition. The write-down of these assets resulted from management's evaluation of recoverability of their carrying values from estimated future cash flows from their operation and/or liquidation, as explained in Note 2 to the Consolidated Financial Statements.

            GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased to $2,876,000 in fiscal 1997 from $2,947,000 in fiscal 1996. The decrease of $71,000 was the result of a reduction of KFC field administration expenses and a decrease in corporate overhead, partially offset by the recording of an accrual for litigation expenses related to worker's compensation. General and administrative expenses decreased to $2,947,000 in fiscal 1996 from $3,759,000 in fiscal 1995. The largest factor contributing to the decrease was the elimination of $509,000 of field administrative expenses associated with the 24 sold KFC restaurants. In addition, East Side Mario's administrative costs declined approximately $120,000 due to reductions in management staff and training and recruiting expenses. Finally, headquarters administrative costs were reduced by approximately $162,000 due to staff reductions, salary cuts and lower professional fees and other miscellaneous expenses. Most of these cost reductions are the result of an administrative efficiency plan put into effect late in fiscal 1995.

            OPERATING INCOME. The operating loss in fiscal 1997 was $2,590,000 including $2,939,000 of non-recurring charges for the impairment of assets, or income of $349,000 before the charges, compared to

                              MORGAN'S FOODS, INC.

operating income of $535,000 in fiscal 1996. Excluding asset impairments, the change in operating income was primarily the result of a decrease in operating income for the East Side Mario's restaurants of $788,000 partially offset by an increase of $602,000 in operating income from the KFC restaurants. Operating income in fiscal 1996 was $535,000 compared to $1,279,000 in fiscal 1995. The decrease was the result of several factors. Operating profit in the East Side Mario's division declined by $275,000 and the sale of the 24 KFC restaurants reduced operating profit by $835,000. These reductions were offset by an improvement of approximately $366,000 in operating profit for the KFC restaurants which the company continued to operate.

            INTEREST EXPENSE AND OTHER INCOME. Interest expense from bank debt and notes payable decreased to $635,000 in fiscal 1997 from $705,000 in fiscal 1996 as a result of lower borrowings due to repayment of $9,750,000 of bank debt in May 1995, partially offset by the net addition of approximately $1,100,000 of other debt for restaurant acquisitions and enhancements. Interest expense on capitalized lease obligations remained substantially unchanged at $564,000 in fiscal 1997 compared to $579,000 in fiscal 1996. Other income in fiscal 1997 was $7,000 compared to $211,000 in fiscal 1996, due to lower vendor discounts and expenses related to previously capitalized financing costs. In fiscal 1996, interest expense from bank debt and notes payable decreased to $705,000 from $1,430,000 in fiscal 1995, primarily due to the early repayment of $9,750,000 of bank debt in May 1995 related to the 24 sold KFC's as well as a reduction in interest rate from 10.35% to less than 10.00% in September 1995 when the remaining bank debt was refinanced. Interest on capitalized lease obligations increased in fiscal 1996 to $579,000 from $478,000 in fiscal 1995 due to the addition of two capitalized leases for East Side Mario's building and equipment. Other income in fiscal 1996 remained relatively consistent with the prior year at $211,000.

            GAIN (LOSS) ON SALE OF RESTAURANTS. In fiscal 1997 the Company recorded losses of $248,000 related to the disposal of three KFC restaurants. In fiscal 1996 the Company realized a gain of $1,681,000 related to the 24 sold KFC restaurants, as discussed in Note 3 to the consolidated financial statements.

            LIQUIDITY AND CAPITAL RESOURCES. The Company, like others in the restaurant industry, operates on minimal working capital and relies on cash flow from operations, debt borrowings and lease financing for the construction and refurbishment of restaurant properties and repayment of debt. Cash flow activity for fiscal 1997, 1996 and 1995 is presented in the Consolidated Statements of Cash Flows.

            Capital expenditures for fiscal 1997 were $2,203,000, substantially all of which related to KFC restaurants. In fiscal 1997 the Company received $430,000 in mortgage financing for the purchase of two KFC restaurants from another franchisee, remodeled a KFC restaurant in New Kensington, PA using $350,000 in mortgage financing, and purchased and upgraded a previously leased KFC in Granite City, IL using $575,000 in mortgage financing. The Company also received proceeds of $230,000 from a sale/leaseback transaction used to finance a portion of the purchase of two KFC restaurants. The Company made principal payments on long-term debt of $268,000 in fiscal 1997.

                              MORGAN'S FOODS, INC.

            The KFC operations of the Company have historically provided sufficient cash flow to service the Company's debt, refurbish and upgrade KFC restaurant properties and cover administrative overhead. Management believes that operating cash flow will provide sufficient capital to continue to operate and maintain the KFC and East Side Mario's restaurants, service the Company's debt and support required corporate expenses. In addition to the Company's operating cash flow, management believes that additional financing, including long term leases of build-to-suit restaurants, development lines of credit and sale/leaseback arrangements can be obtained to refurbish and acquire KFC restaurants. Subsequent to the fiscal 1997 year end, the Company used mortgage financing of $610,000 to purchase and rebuild a previously leased KFC restaurant in St. Louis, MO and is building a new KFC restaurant in Greensburg, PA on leased land under a financing commitment of $570,000. The Company is also performing the image enhancement of two KFC restaurants in Youngstown, OH, including the addition of Taco Bell products to both, using a $500,000 mortgage financing commitment.

            The Company will commit $1,000,000 to image enhancements of existing KFC restaurants during fiscal 1998 under an existing lease commitment. There are no plans to add additional East Side Mario's restaurants for the next fiscal year.

            The Company has authorization from the Board of Directors to purchase up to 950,000 common shares from time to time in the open market or in negotiated transactions.

            In conjunction with the settlement of the long-standing lawsuit between the Association of KFC Franchisees and KFC Corporation, management has elected to exercise its right of early renewal of its Franchise Agreements to obtain new 20 year agreements under favorable terms. As a result of that election, the Company is required to upgrade the decor of certain of its restaurants to current KFC standards. Management expects to expend an additional $900,000 within the next eighteen months to meet these requirements.

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

                                      None.

                              MORGAN'S FOODS, INC.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

             Information on Directors of the Company is incorporated herein by reference to the definitive Proxy Statement to security holders for the 1997 annual meeting to be filed with the Securities and Exchange Commission on or before June 27, 1997.

             Information regarding the Executive Officers of the Company is reported in a separate section captioned "Executive Officers of the Company" included in Part I hereof.


ITEM 11.  EXECUTIVE COMPENSATION.

             Information on executive compensation is incorporated herein by reference to the definitive Proxy Statement to security holders for the 1997 annual meeting to be filed with the Securities and Exchange Commission on or before June 27, 1997.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

             Information on security ownership of certain beneficial owners, officers and directors is incorporated herein by reference to the definitive Proxy Statement to security holders for the 1997 annual meeting to be filed with the Securities and Exchange Commission on or before June 27, 1997.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

             Information on certain relationships and related transactions is incorporated herein by reference to the definitive Proxy Statement to security holders for the 1997 annual meeting to be filed with the Securities and Exchange Commission on or before June 27, 1997.

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

                              MORGAN'S FOODS, INC.
                        INDEX TO FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULES
                               ITEM 14 (A) 1 AND 2



                                                                                 PAGE
ITEM 14 (A) 1                                                                  REFERENCE
-------------                                                                  ---------

Independent Auditors' Report..................................................      16

Consolidated Balance Sheets
  at March 2, 1997 and March 3, 1996..........................................      17

Consolidated Statements of Operations
  for the years ended March 2, 1997, March 3, 1996 and February 26, 1995......      18

Consolidated Statements of Shareholders' Equity
  for the years ended March 2, 1997, March 3, 1996 and February 26, 1995......      19

Consolidated Statements of Cash Flows
  for the years ended March 2, 1997, March 3, 1996 and February 26, 1995......      20

Notes to Consolidated Financial Statements....................................      21


ITEM 14 (A) 2
-------------

             All schedules normally required by Form 10-K are not required under the related instructions or are inapplicable, and therefore are not presented.

    INDEPENDENT AUDITORS' REPORT










    To the Board of Directors and Shareholders
    Morgan's Foods, Inc.
    Cleveland, Ohio

    We have audited the accompanying consolidated balance sheets of Morgan's Foods, Inc. and subsidiaries as of March 2, 1997 and March 3, 1996 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended March 2, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Morgan's Foods, Inc. and subsidiaries at March 2, 1997 and March 3, 1996 and the results of their operations and their cash flows for each of the three years in the period ended March 2, 1997 in conformity with generally accepted accounting principles.




    /s/ Deloitte & Touche LLP


    Cleveland, Ohio
    May 28,1997

                              MORGAN'S FOODS, INC.
                           CONSOLIDATED BALANCE SHEETS
                         MARCH 2, 1997 AND MARCH 3, 1996


ASSETS
                                                                   1997               1996
                                                               -----------        --------
 Current assets:
  Cash and equivalents.....................................    $ 3,013,000        $ 2,666,000
  Marketable securities (Note 5)...........................        198,000            285,000
  Receivables..............................................        112,000             78,000
  Inventories..............................................        293,000            347,000
  Prepaid expenses.........................................        191,000            208,000
                                                               -----------        -----------
                                                                 3,807,000          3,584,000

 Property and equipment(Notes 5 and 6):
  Land.....................................................      1,724,000          1,464,000
  Buildings and improvements...............................      5,973,000          5,280,000
  Property under capital leases............................      5,182,000          6,152,000
  Leasehold improvements...................................      3,323,000          3,974,000
  Equipment, furniture and fixtures........................      8,121,000          8,059,000
  Construction in progress.................................        461,000             52,000
                                                               -----------        -----------
                                                                24,784,000         24,981,000
 Less accumulated depreciation and amortization............     10,875,000          9,472,000
                                                               -----------        -----------
                                                                13,909,000         15,509,000
 Other assets..............................................        996,000          1,061,000
 Deferred taxes (Note 8)...................................        600,000            600,000
 Goodwill..................................................          -              1,280,000
                                                               -----------        -----------
                                                               $19,312,000        $22,034,000
                                                               ===========        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

 Current liabilities:
  Current maturities of long-term debt (Note 5)............    $   324,000        $   263,000
  Current maturities of capital lease obligations (Note 6).        409,000            337,000
  Accounts payable.........................................      1,914,000          1,884,000
  Accrued liabilities (Note 4).............................      2,044,000          1,662,000
                                                               -----------        -----------
                                                                 4,691,000          4,146,000

 Long-term debt (Note 5)...................................      6,474,000          5,448,000
 Long-term capital lease obligations (Note 6)..............      4,847,000          5,062,000

 Commitments and contingencies (Notes 5 and 6)

SHAREHOLDERS' EQUITY

 Preferred shares, 1,000,000 shares authorized,
   no shares outstanding
 Common Stock:
   Authorized shares - 25,000,000
   Issued shares - 17,816,430..............................        178,000         17,817,000
   Treasury Shares - 50,000................................        (23,000)             -
 Capital in excess of stated value.........................     28,727,000         11,088,000
 Accumulated deficit.......................................    (25,582,000)       (21,527,000)
                                                               -----------        -----------
 Total shareholders' equity................................      3,300,000          7,378,000
                                                               -----------        -----------
                                                               $19,312,000        $22,034,000
                                                               ===========        ===========

                 See notes to consolidated financial statements.
                                       17

                              MORGAN'S FOODS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         YEARS ENDED MARCH 2, 1997, MARCH 3, 1996 AND FEBRUARY 26, 1995



                                                    1997              1996            1995
                                                ------------      ------------    ------------

Revenues...................................     $ 38,252,000      $ 42,510,000    $ 53,295,000

Cost of sales:
  Food, paper and beverage.................       12,141,000        13,662,000      17,282,000
  Labor and benefits.......................        9,951,000        11,122,000      13,807,000
Restaurant operating expenses..............       11,047,000        12,256,000      14,632,000
Depreciation and amortization..............        1,888,000         1,988,000       2,536,000
Asset impairments (Note 2).................        2,939,000              -           -
General and administrative expenses........        2,876,000         2,947,000       3,759,000
                                                ------------      ------------    ------------
Operating income (loss)....................       (2,590,000)          535,000       1,279,000
Interest Expense:
  Bank debt and notes payable..............         (635,000)         (705,000)     (1,430,000)
  Capital leases...........................         (564,000)         (579,000)       (478,000)
Gain(loss) on sale or
 disposal of restaurants (Note 3)..........         (248,000)        1,681,000            -
Other income...............................            7,000           211,000         208,000
                                                ------------      ------------    ------------
Income(Loss) before income taxes...........       (4,030,000)        1,143,000        (421,000)
Provision for income taxes (Note 8)........           25,000            17,000           4,000
                                                ------------      ------------     -----------
Net income (loss)..........................     $ (4,055,000)     $  1,126,000     $  (425,000)
                                                ============      ============     ===========

Net income (loss) per share................     $       (.23)     $        .06     $      (.02)
                                                ============      ============     ===========

                 See notes to consolidated financial statements.

                              MORGAN'S FOODS, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
         YEARS ENDED MARCH 2, 1997, MARCH 3, 1996 AND FEBRUARY 26, 1995






                                         COMMON SHARES       TREASURY SHARES    CAPITAL IN                     TOTAL
                                   ----------------------   -----------------    EXCESS OF    ACCUMULATED   SHAREHOLDERS'
                                      SHARES      AMOUNT     SHARES    AMOUNT  STATED VALUE     DEFICIT        EQUITY
                                   ---------- -----------   -------- --------  ------------   -----------   ------------

Balance, February 27, 1994......   17,816,430 $17,817,000   (15,266) $(25,000)  $11,088,000  $(22,228,000)   $6,652,000
Net loss........................                                                                 (425,000)     (425,000)
Issuance of treasury shares
 for 401(k) contributions.......                             13,764    22,000                                    22,000
                                   ---------- -----------   -------  --------   -----------  ------------   -----------
Balance, February 26, 1995......   17,816,430  17,817,000    (1,502)   (3,000)   11,088,000   (22,653,000)    6,249,000
Net income......................                                                                1,126,000     1,126,000
Issuance of treasury stock
 for 401(k) contributions.......                              1,502     3,000                                     3,000
                                   ---------- -----------   -------  --------   -----------  ------------   -----------
Balance, March 3, 1996..........   17,816,430  17,817,000      -         -       11,088,000   (21,527,000)    7,378,000
Change in stated value (Note 9).              (17,639,000)                       17,639,000
Net loss........................                                                               (4,055,000)   (4,055,000)
Purchase of treasury shares.....                            (50,000)  (23,000)                                  (23,000)
                                   ---------- -----------   -------  --------   -----------  ------------   -----------
Balance, March 2, 1997..........   17,816,430 $   178,000   (50,000) $(23,000)  $28,727,000  $(25,582,000)  $ 3,300,000
                                   ========== ===========   =======  ========   ===========  ============   ===========



                 See notes to consolidated financial statements.

                              MORGAN'S FOODS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         YEARS ENDED MARCH 2, 1997, MARCH 3, 1996 AND FEBRUARY 26, 1995

                                                    1997           1996             1995
                                               -----------    -----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)..........................   $(4,055,000)   $ 1,126,000      $(425,000)
 Adjustments to reconcile to net cash
  provided by operating activities:
   Depreciation and amortization............     1,888,000      1,988,000      2,536,000
   Asset impairments........................     2,939,000           -              -
   Loss on disposal of property
    and equipment...........................          -              -            65,000
   (Gain) loss on sale or
    disposal of restaurants.................       248,000     (1,681,000)          -
   Changes in assets and liabilities:
    Decrease (Increase) in receivables......        30,000        121,000        (53,000)
    Decrease (Increase) in inventories......        54,000        (32,000)       (82,000)
    Decrease (Increase) in prepaid expenses.        17,000         91,000       (360,000)
    Increase in other assets................       (12,000)      (106,000)       (65,000)
    Increase (Decrease) in accounts payable.        30,000       (796,000)        39,000
    Increase (Decrease) in accrued
     liabilities............................       382,000       (346,000)       391,000
                                               -----------    -----------     ----------
  Net cash provided by operating activities.     1,521,000        365,000      2,046,000
                                               -----------    -----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale of restaurants.......................        21,000     10,257,000           -
  Capital expenditures......................    (2,203,000)      (813,000)    (1,629,000)
  Purchase of licenses......................          -              -           (86,000)
  Proceeds from sale and maturity
   of marketable securities.................        87,000         74,000      1,278,000
  Purchase of marketable securities.........          -              -        (1,178,000)
                                               -----------   ------------    -----------
 Net cash provided by (used in)
  investing activities......................    (2,095,000)     9,518,000     (1,615,000)
                                               -----------   ------------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of long-term debt,
  net of financing costs....................     1,355,000      5,343,000           -
 Principal payments on long-term debt.......      (268,000)      (635,000)    (3,742,000)
 Principal payments on capital
  lease obligations.........................      (373,000)      (324,000)      (214,000)
 Bank debt repayment in advance of
  scheduled maturities......................          -       (13,913,000)          -
 Proceeds from sale/leaseback transactions..       230,000        319,000      2,440,000
 Purchase of treasury shares................       (23,000)          -              -
                                               -----------   ------------    -----------
 Net cash provided by (used in)
  financing activities......................       921,000     (9,210,000)    (1,516,000)
                                               -----------   ------------     ----------
 Net change in cash and equivalents.........       347,000        673,000     (1,085,000)
 Cash and equivalents, beginning balance....     2,666,000      1,993,000      3,078,000
                                               -----------    -----------    -----------
 Cash and equivalents, ending balance.......   $ 3,013,000    $ 2,666,000    $ 1,993,000
                                               ===========    ===========    ===========
 Noncash investing and financing
  activities - capital leases...............   $      -       $ 1,547,000    $ 2,010,000
                                               ===========    ===========    ===========

                 See notes to consolidated financial statements.

                              MORGAN'S FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               MARCH 2, 1997, MARCH 3, 1996 AND FEBRUARY 26, 1995


NOTE 1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

            DESCRIPTION OF BUSINESS. Morgan's Foods, Inc. ("The Company") operates 39 Kentucky Fried Chicken ("KFC") restaurants in the states of Illinois, Missouri, Ohio, Pennsylvania and West Virginia, which comprised 75% of total revenues for fiscal 1997. The Company also operates, as franchisee, 6 East Side Mario's restaurants in the Cleveland/Akron and Columbus, Ohio areas which comprised 25% of total revenues for fiscal 1997. The Company opened its first two East Side Mario's restaurants in fiscal 1994, three additional East Side Mario's during fiscal 1995, and its sixth East Side Mario's in April 1995. The Company's fiscal year is a 52-53 week year ending on the Sunday nearest the last day of February. Fiscal 1996 was a 53 week year.

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

            RECLASSIFICATION. Certain fiscal 1995 amounts have been reclassified to conform with current year presentation.

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

            PROPERTY AND EQUIPMENT. Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets as follows: buildings and improvements - 3 to 20 years; and equipment, furniture and fixtures - 10 years. Leasehold improvements are amortized over 3 to 15 years, which is the shorter of the life of the asset or life of the lease. The asset values of the capitalized leases are amortized using the straight-line method over the lives of the respective leases which range from 15 to 20 years. Depreciation and amortization expense for fiscal 1997, 1996 and 1995 was $1,778,000, $1,741,000 and $2,122,000,
respectively.

                              MORGAN'S FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               MARCH 2, 1997, MARCH 3, 1996 AND FEBRUARY 26, 1995


            Management evaluates the net carrying value of property and equipment periodically in light of both the estimated future cash flows resulting from the use of the assets as well as the estimated liquidation value of such assets. Management believes the carrying value of property and equipment at March 2, 1997, after recording the asset impairments in fiscal 1997 (see Note
2), will be recovered from future cash flows.

            AMORTIZATION. Goodwill is amortized over forty years on a straight-line basis. The balance presented in the accompanying consolidated balance sheets as of March 3, 1996 is net of accumulated amortization of $2,426,000. Annual amortization expense was $40,000, $53,000 and $127,000 for fiscal 1997, 1996 and 1995, respectively. Management evaluates the carrying amount of goodwill periodically based upon past and projected cash flows from operations and the estimated fair value of related assets and as a result wrote-off the remaining balance of goodwill in fiscal 1997 (see Note 2).

            INCOME TAXES. The provision for income taxes is based upon income or loss before tax for financial reporting purposes. Deferred tax assets or liabilities are recognized for the expected future tax consequences of temporary differences between the tax basis of assets and liabilities and their carrying values for financial reporting purposes. A deferred tax asset is recorded for the benefits of future deductible temporary differences and operating loss and tax credit carryforwards. A valuation allowance is recorded to reduce deferred tax assets to the amount more likely than not to be realized in the future, based on an evaluation of historical and projected profitability.

            STOCK-BASED COMPENSATION. The Company's outstanding stock options are accounted for using the intrinsic value method, under which compensation cost is measured as the excess, if any, of the quoted market price of the stock at the grant date over the amount an employee must pay to acquire the stock.

            NEW ACCOUNTING STANDARDS. In February 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". This statement, which is effective for the Company's interim and annual periods ending March 1, 1998 and later, requires the presentation of "basic" and "diluted" earnings per share ("EPS"). Basic EPS is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if stock options were exercised. As outstanding options were anti-dilutive during fiscal 1997, adoption of SFAS No. 128 would have had no effect on reported net loss per share.


NOTE 2.  ASSET IMPAIRMENTS.

            The Company recorded asset impairments of $2,939,000 in the fourth quarter of fiscal 1997. These impairments included $1,700,000 to write-down the carrying value of certain East Side Mario's restaurants and $1,239,000 to write-off goodwill remaining from a previous KFC acquisition. The write-down of these assets resulted from management's evaluation of recoverability of their carrying values from estimated future cash flows from their operation and/or liquidation, as explained below.

                              MORGAN'S FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               MARCH 2, 1997, MARCH 3, 1996 AND FEBRUARY 26, 1995


            Comparable restaurant revenues, operating income and cash flows of East Side Mario's restaurants had decreased in fiscal 1996. The franchisor and the Company instituted a number of changes in fiscal 1997 which were expected to improve the financial performance of the East Side Mario's restaurants. However, in spite of those changes, the financial performance of these restaurants further declined significantly in fiscal 1997. Also, in February 1997, East Side Mario's, Inc., the franchisor of these restaurants, was sold by Pizza Hut, Inc., a subsidiary of PepsiCo, Inc., to another franchisor. Based upon the current poor financial performance of the East Side Mario's restaurants, which management expects to continue unless changes are made to this restaurant concept, and the uncertainty of when or if such improvements may be made by the new franchisor, management determined that the carrying value of property and equipment of certain East Side Mario's restaurants was impaired. Accordingly, the Company recorded asset impairments of $1,700,000 to write down property and equipment of certain East Side Mario's restaurants, based upon the present value of estimated future cash flows of the restaurants.

            The Company also wrote-off remaining goodwill of $1,239,000 related to the 1987 purchase of KFC restaurants in the St. Louis, Missouri market. This impairment resulted from new requirements for expenditures to upgrade facilities due to the August 1996 settlement of the long-standing lawsuit between the Association of KFC Franchisees and KFC Corporation. This settlement included a requirement that franchisees upgrade their restaurants to current KFC standards in order to obtain new 20 year franchise agreements under favorable terms. The specific facility upgrade requirements were communicated to the Company and all other KFC franchisees in January 1997 after facility inspections by representatives of KFC Corporation. Including these expenditures, management estimated that future cash flows from operation or liquidation of these restaurants would not recover the carrying value of goodwill.

            These asset impairments resulted from management's estimates of future cash flows from operation and/or liquidation of the assets. It is reasonably possible that actual cash flows in the future from these assets could be greater, or less, than management's current estimates, and such differences could be material. Differences between management's current estimates of future cash flows and revised estimates, or actual cash flows, in the future could result in additional gains or losses in future periods from operation or liquidation of these assets.


NOTE 3.  DISPOSITION OF ASSETS.

            On May 5, 1995 Morgan's Restaurants of Pennsylvania, Inc., and Morgan's Restaurants of New Jersey, Inc., both wholly owned subsidiaries of Morgan's Foods, Inc., completed the sale to Kazi Foods of New Jersey, Inc. the assets of twenty-four KFC restaurants located in Central Pennsylvania and New Jersey with a net book value of $8,193,000. Kazi acquired all of the assets, properties and leases of the twenty-four KFC restaurants for a cash purchase price of $10,625,000. The Company used the proceeds primarily to pay down $9,750,000 of floating rate bank debt in advance of scheduled maturities. The Company received net cash proceeds from the sale

                              MORGAN'S FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               MARCH 2, 1997, MARCH 3, 1996 AND FEBRUARY 26, 1995


of $294,000, after repayment of debt, payment of various closing costs and buyouts of previously leased equipment at certain retained restaurants. The Company recorded a gain on the sale of the restaurants of $1,681,000 which represents the excess of the sale price and lease liabilities assigned to the buyer, net of estimated expenses related to the transaction, over the carrying value of the assets sold.

            All obligations and liabilities which arose from or in connection with the operation of the twenty-four KFC restaurants prior to the sale remain an obligation of the Company. All leases related to the twenty-four KFC restaurants were assigned to Kazi. As of March 2, 1997 the Company remains as the guarantor on five of the restaurant leases for various periods of time ranging up to 14 years.

            The twenty-four KFC restaurants which were sold had revenues prior to the sale of $3,106,000 during fiscal 1996 and revenues of $17,964,000 during fiscal 1995.

            During fiscal 1997, the Company recognized losses totaling $248,000 from the disposal or sale of three KFC restaurants, including one sale which closed after year-end. These restaurants did not have a material effect upon the Company's consolidated results of operations or financial position.

NOTE 4.  ACCRUED LIABILITIES.

            Accrued liabilities consist of the following at March 2, 1997 and March 3, 1996:


                                                           1997            1996
                                                        ----------      -------
Accrued compensation................................    $  598,000      $  608,000
Accrued taxes other than income taxes...............       381,000         399,000
Accrued liabilities related
 to sold restaurants................................       352,000         378,000
Other accrued expenses..............................       713,000         277,000
                                                        ----------      ----------
                                                        $2,044,000      $1,662,000
                                                        ==========      ==========

NOTE 5.  LONG-TERM DEBT.

            Long-term debt consists of the following at March 2, 1997 and March 3, 1996:


                                                           1997            1996
                                                        ----------      -------
Mortgage debt, monthly payments of $74,000 including
 interest at 9.78% to 10.63%, through 2012,
 collateralized by ten restaurants having a net
 book value at March 2, 1997 of $3,645,000...........   $6,617,000      $5,441,000

Note payable at 9%, monthly payments of $9,100
 including interest through October 1998 and
 thereafter $500 through October 2003, collateralized
 by marketable securities having a value of $198,000
 at March 2, 1997....................................      181,000         270,000
                                                        ----------    ------------
                                                         6,798,000       5,711,000
Less current maturities..............................      324,000         263,000
                                                       -----------     -----------
                                                        $6,474,000      $5,448,000
                                                        ==========      ==========

                              MORGAN'S FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               MARCH 2, 1997, MARCH 3, 1996 AND FEBRUARY 26, 1995


            The Company paid interest relating to long-term debt of approximately $590,000, $813,000 and $1,421,000 in fiscal 1997, 1996 and 1995, respectively.

            In fiscal 1997 the Company completed mortgage financing in the amount of $610,000 for the purchase and remodeling of a previously leased KFC restaurant in St. Louis. As of March 2, 1997, the Company is building a new KFC restaurant in Greensburg, PA on leased land under a financing commitment of $570,000. The Company is also performing image enhancement of two KFC restaurants in Youngstown, OH using a $500,000 mortgage financing commitment.


NOTE 6.  LEASE OBLIGATIONS AND OTHER COMMITMENTS.

            Property under capital leases at March 2, 1997 and March 3, 1996 are as follows:

                                                        1997            1996
                                                    ----------      -----------
        Leased property:
        Buildings ..........................        $3,854,000      $5,054,000
        Equipment, furniture
         and fixtures ......................         1,328,000       1,098,000
                                                    ----------      ----------
        Total ..............................         5,182,000       6,152,000
        Less accumulated amortization ......         1,499,000       1,012,000
                                                    ----------      ----------
                                                    $3,683,000      $5,140,000
                                                    ==========      ==========

            Amortization of leased property under capital leases was $495,000, $391,000 and $257,000 in fiscal 1997, 1996 and 1995, respectively.

            Related obligations under capital leases at March 2, 1997 and March 3, 1996 are as follows:

                                                        1997            1996
                                                    ----------      -----------
            Capital lease obligations............   $5,256,000      $5,399,000
            Less current maturities..............      409,000         337,000
                                                    ----------      ----------
            Long-term capital lease obligations..   $4,847,000      $5,062,000
                                                    ==========      ==========

            The Company paid interest of approximately $564,000, $579,000 and $478,000 relating to capital lease obligations in fiscal 1997, 1996 and 1995, respectively.

                              MORGAN'S FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               MARCH 2, 1997, MARCH 3, 1996 AND FEBRUARY 26, 1995


            Future minimum rental payments to be made under capital leases at March 2, 1997, are as follows:


                      1998 .........................  $   950,000
                      1999 .........................      932,000
                      2000 .........................      850,000
                      2001 .........................      657,000
                      2002 .........................      584,000
                      Later years ..................    6,237,000
                                                      -----------
                                                       10,210,000
                      Less amount representing
                      interest .....................    4,954,000
                                                      -----------
                      Total obligations under
                      capital leases ...............  $ 5,256,000
                                                      ===========

            The Company's leases for restaurant land and buildings are noncancellable and expire on various dates through 2014. The leases have renewal options ranging from 1 to 27 years. Certain restaurant land and building leases require the payment of additional rent equal to an amount by which a percentage of annual sales exceeds annual minimum rentals. Total contingent rentals were $118,000, $41,000 and $75,000 in fiscal 1997, 1996 and 1995, respectively.
Future noncancellable minimum rental payments under operating leases at March 2, 1997, are as follows: 1998 - $1,518,000; 1999 - $1,418,000; 2000 - $1,181,000;
2001 - $1,162,000; 2002 - $1,119,000; and an aggregate $9,056,000 for the years thereafter. Rental expense for all operating leases was $1,915,000, $2,168,000 and $2,537,000 for fiscal 1997, 1996 and 1995, respectively.

            The Company remains as the guarantor on five leases related to the twenty-four restaurants sold on May 5, 1995. These leases are for various periods of time ranging up to 14 years.

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

NOTE 7.  NET INCOME PER COMMON SHARE.

            Net income per common share has been computed based on the weighted average number of common shares outstanding during each year which totaled 17,805,446, 17,816,131 and 17,806,837 for fiscal 1997, 1996 and 1995, respectively.

                              MORGAN'S FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               MARCH 2, 1997, MARCH 3, 1996 AND FEBRUARY 26, 1995


NOTE 8.  INCOME TAXES.

            The current provision for income taxes, which approximates tax payments, consists of state and local taxes of $25,000, $17,000 and $4,000 for fiscal 1997, 1996 and 1995, respectively. There was no deferred provision for income taxes during each of the fiscal years 1997, 1996 and 1995.

            A reconciliation between the provision for income taxes and income taxes calculated at the statutory tax rate of 35% is as follows:

                                                    1997             1996          1995
                                                 -----------      ---------     -------
            Tax provision (benefit) at
             statutory rate..................    $(1,411,000)     $ 400,000     $(147,000)
            Goodwill amortization/write-off..        448,000         19,000        44,000
            State and local taxes,
             net of federal benefit..........         16,000         11,000         3,000
            Losses (income) and temporary
             differences with no
             tax benefit (expense)...........        970,000       (414,000)      102,000
            Other............................          2,000          1,000         2,000
                                                 -----------      ---------     ---------
                                                 $    25,000      $  17,000     $   4,000
                                                 ===========      =========     =========

            The components of deferred tax assets (liabilities) at March 2, 1997 and March 3, 1996 are as follows:

                                                              1997           1996
                                                           ----------     -------
          Operating loss carryforwards..................   $8,689,000     $8,544,000
          Tax credit carryforwards......................      238,000        243,000
          Property and equipment........................      818,000        214,000
          Accrued expenses not currently deductible.....      213,000        148,000
          Inventory valuation...........................        3,000        (15,000)
          Deferred tax asset valuation adjustment.......   (9,361,000)    (8,534,000)
                                                           ----------     ----------
          Net deferred tax asset........................   $  600,000     $  600,000
                                                           ==========     ==========

            The valuation allowance increased $827,000 and $99,000 during fiscal 1997 and 1995, respectively and decreased $444,000 during fiscal 1996.

                              MORGAN'S FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               MARCH 2, 1997, MARCH 3, 1996 AND FEBRUARY 26, 1995


            At March 2, 1997, the Company has net operating loss carryforwards which, if not utilized, will expire as follows:

                        1999 ...................     $ 8,124,000
                        2000 ...................       4,513,000
                        2001 ...................       4,055,000
                        2004 ...................         737,000
                        2005 ...................       2,786,000
                        2009 ...................       1,077,000
                        2012 ...................         432,000
                                                     -----------
                        Total ..................     $21,724,000
                                                     ===========

            The Company also has alternative minimum tax net operating loss carryforwards of $19,757,000 which will expire, if not utilized, in varying amounts through fiscal 2012. These carryforwards are available to offset up to 90% of any alternative minimum taxable income which would otherwise be taxable.

            As of March 2, 1997, the Company has an alternative minimum tax credit carryforward of $56,000. In addition, the Company has approximately $182,000 of investment tax credits (after reduction pursuant to the Tax Reform Act of 1986) available to offset future federal income tax liabilities through fiscal 2000.


NOTE 9.  STOCK OPTIONS AND OTHER EQUITY TRANSACTIONS.

            As of June 28, 1996, the Board of Directors of the Company changed the stated value of the Company's common shares to $0.01 per share from $1.00 per share.

            On April 21, 1997 the Board of Directors of the Company approved, subject to shareholder approval, a one for six reverse stock split of the Company's common shares. Fractional shares will be settled in cash. The reverse split will be effective upon shareholder approval in fiscal 1998 and will reduce the number of shares issued and outstanding and will cause a corresponding increase in the exercise price of outstanding stock options.

            The Company previously had an Incentive Stock Option Plan ("Incentive Plan") and a Non-Qualified Stock Option Plan ("Stock Option Plan") which provided options exercisable at the market value of the underlying common shares on the date of the grant. Both plans expired during fiscal 1995. Options granted under the Incentive Plan remain outstanding with option prices of $1.125 to $2.6875 until they individually expire through January 2004 according to the terms of the plan.

                              MORGAN'S FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               MARCH 2, 1997, MARCH 3, 1996 AND FEBRUARY 26, 1995


            Information with respect to these option plans follows:

                                                       NUMBER OF SHARES
                                            -----------------------------------
                                              1997          1996           1995
                                            -------       -------        ------
   Outstanding, beginning of year.........  391,000       397,000        506,000
   Expired at $2.6875 per share...........  (30,000)       (6,000)      (109,000)
                                            -------       -------        -------
   Outstanding, end of year...............  361,000       391,000        397,000
                                            =======       =======        =======
   Exercisable, end of year...............  361,000       371,000        316,000
                                            =======       =======        =======


            The Company has Non-Qualified Stock Option Agreements with the Chairman of the Board and Chief Executive Officer and with the President granting the option to purchase an additional 500,000 and 300,000 common shares, respectively, with option prices ranging from $1.25 to $1.75 per share.


NOTE 10.  401-K RETIREMENT PLAN.

            The Company has a 401-K Retirement Plan in which employees age 21 or older who have completed one year of service with the Company, working at least 1,000 hours, are eligible to participate. The Company matches, in Company stock, a percentage of employee contributions. During fiscal 1997, 1996 and 1995, respectively, the Company incurred $25,000, $20,000 and $28,000, respectively, in expenses for matching contributions to the plan.


NOTE 11.  FAIR VALUE OF FINANCIAL INSTRUMENTS

            Management believes that the fair value of the Company's debt at March 2, 1997 approximates carrying value, based upon interest rates obtained in recent financing transactions.

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

(6) Filed as an exhibit to the Registrant's Form 10-K for the 1996 fiscal year and incorporated herein by reference.


                                   SIGNATURES


          Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                 Morgan's Foods, Inc.

Dated:            May 28, 1997               /s/  Leonard Stein-Sapir
      -----------------------------------    --------------------------------------
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



/s/  Leonard Stein-Sapir                     /s/  Lawrence S. Dolin
      -----------------------------------    --------------------------------------
By:  Leonard Stein-Sapir                     By:  Lawrence S. Dolin
     Chairman of the Board,                       Director
     Chief Executive Officer & Director           Dated:  May 28, 1997
     Dated:  May 28, 1997


/s/  James J. Liguori                        /s/  Steven S. Kaufman
      -----------------------------------    --------------------------------------
By:  James J. Liguori                        By:  Steven S. Kaufman
     Director, President &                        Director
     Chief Operating Officer                      Dated:  May 28, 1997
     Dated:  May 28, 1997


/s/  Kenneth L. Hignett                      /s/  Richard A. Arons
      -----------------------------------    --------------------------------------
By:  Kenneth L. Hignett                      By:  Richard A. Arons
     Director, Senior Vice President,             Director
     Chief Financial Officer & Secretary          Dated:  May 28, 1997
     Dated:  May 28, 1997
                                             /s/  Bernard Lerner
                                             --------------------------------------
                                             By:  Bernard Lerner
                                                  Director
                                                  Dated:  May 28, 1997