Form 10-Q
period 1997-05-25
MORGANS FOODS INC
filed 1997-07-09
CIK 68145

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended            May 25, 1997
                     ----------------------------------------------------------

Commission file number             0-3833
                       --------------------------------------------------------

                            Morgan's Foods, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Ohio                                      34-0562210
--------------------------------------------------------------------------------
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                 Identification Number)

   24200 Chagrin Boulevard, Suite 126, Beachwood, Ohio            44122
--------------------------------------------------------------------------------
    (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:  (216) 360-7500
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


       As of July 7, 1997, the issuer had 2,941,738 shares of common stock outstanding.

                          PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements.

                              Morgan's Foods, Inc.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (unaudited)

--------------------------------------------------------------------------------

                                                  Quarter  Ended
                                           ----------------------------
                                           May 25, 1997    May 26, 1996
                                           ------------    ------------

REVENUES ................................  $ 8,896,000     $ 9,005,000

COST OF SALES:
 FOOD, PAPER AND BEVERAGE ...............    2,768,000       2,818,000
 LABOR AND BENEFITS .....................    2,374,000       2,323,000
RESTAURANT OPERATING EXPENSES ...........    2,458,000       2,696,000
DEPRECIATION AND AMORTIZATION ...........      419,000         453,000
GENERAL AND ADMINISTRATIVE EXPENSES .....      661,000         637,000
                                           -----------     -----------

OPERATING INCOME ........................      216,000          78,000

INTEREST EXPENSE:
 BANK DEBT AND NOTES PAYABLE ............     (191,000)       (133,000)
 CAPITAL LEASES .........................     (125,000)       (129,000)

OTHER INCOME ............................       16,000          32,000
                                           -----------     -----------

LOSS BEFORE INCOME TAXES ................      (84,000)       (152,000)

PROVISION FOR INCOME TAXES ..............         -               -
                                           -----------     -----------

NET LOSS ................................  $  ( 84,000)    $  (152,000)
                                           ===========     ===========

NET LOSS PER COMMON SHARE ...............  $      (.03)    $      (.05)
                                           ===========     ===========

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING ..................    2,949,320       2,969,405



                 See notes to consolidated financial statements

                              MORGAN'S FOODS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

--------------------------------------------------------------------------------


                                                         MAY 25, 1997    MARCH 2, 1997
                                                         ------------    -------------
ASSETS
 CURRENT ASSETS:
  CASH AND EQUIVALENTS .................................  $ 2,504,000      $ 3,013,000
  MARKETABLE SECURITIES ................................      175,000          198,000
  RECEIVABLES ..........................................      116,000          112,000
  INVENTORIES ..........................................      346,000          293,000
  PREPAID EXPENSES .....................................      175,000          191,000
                                                          -----------      -----------
                                                            3,316,000        3,807,000

 PROPERTY AND EQUIPMENT:
  LAND .................................................    1,949,000        1,724,000
  BUILDINGS AND IMPROVEMENTS ...........................    6,060,000        5,973,000
  PROPERTY UNDER CAPITAL LEASES ........................    5,182,000        5,182,000
  LEASEHOLD IMPROVEMENTS ...............................    3,320,000        3,323,000
  EQUIPMENT, FURNITURE AND FIXTURES ....................    8,622,000        8,121,000
  CONSTRUCTION IN PROGRESS .............................    1,051,000          461,000
                                                          -----------      -----------
                                                           26,184,000       24,784,000
  LESS ACCUMULATED DEPRECIATION AND AMORTIZATION .......   11,266,000       10,875,000
                                                          -----------      -----------
                                                           14,918,000       13,909,000
 OTHER ASSETS ..........................................    1,026,000          996,000
 DEFERRED TAXES ........................................      600,000          600,000
                                                          -----------      -----------
                                                          $19,860,000      $19,312,000
                                                          ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
 CURRENT LIABILITIES:
  CURRENT MATURITIES OF LONG-TERM DEBT .................  $   378,000      $   324,000
  CURRENT MATURITIES OF CAPITAL LEASE OBLIGATIONS.......      411,000          409,000
  ACCOUNTS PAYABLE .....................................    1,934,000        1,914,000
  ACCRUED LIABILITIES ..................................    2,151,000        2,044,000
                                                          -----------      -----------
                                                            4,874,000        4,691,000
 LONG-TERM DEBT ........................................    7,076,000        6,474,000
 LONG-TERM CAPITAL LEASE OBLIGATIONS ...................    4,746,000        4,847,000

SHAREHOLDERS' EQUITY
PREFERRED SHARES, 1,000,000 SHARES AUTHORIZED,
  NO SHARES OUTSTANDING
COMMON STOCK
 AUTHORIZED SHARES - 25,000,000
 ISSUED SHARES - 2,969,405 .............................       30,000           30,000
 TREASURY STOCK - 27,667 AND 8,333 SHARES ..............      (75,000)         (23,000)
CAPITAL IN EXCESS OF STATED VALUE ......................   28,875,000       28,875,000
ACCUMULATED DEFICIT ....................................  (25,666,000)     (25,582,000)
                                                          -----------      -----------
TOTAL SHAREHOLDERS' EQUITY .............................    3,164,000        3,300,000
                                                          -----------      -----------
                                                          $19,860,000      $19,312,000
                                                          ===========      ===========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              Morgan's Foods, Inc.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                  (unaudited)


                                    COMMON SHARES           TREASURY SHARES     CAPITAL IN                       TOTAL
                              ------------------------    ------------------    EXCESS OF      ACCUMULATED   SHAREHOLDERS'
                                SHARES        AMOUNT      SHARES      AMOUNT   STATED VALUE      DEFICIT         EQUITY
                              ----------- ------------    ------      ------   ------------   -------------   ------------

Balance, March 3, 1996 ....   2,969,405   $ 2,969,000       --          --      $25,936,000   $(21,527,000)   $ 7,378,000

Change in stated value ....        --      (2,939,000)      --          --        2,939,000           --             --

Net loss ..................        --            --         --          --             --       (4,055,000)    (4,055,000)

Purchase of treasury shares        --            --       (8,333)    (23,000)          --             --          (23,000)
                              ---------   -----------    -------    --------    -----------  --------------   -----------

Balance, March 2, 1997 ....   2,969,405        30,000     (8,333)   $(23,000)    28,875,000    (25,582,000)     3,300,000

Net loss ..................        --            --         --          --             --          (84,000)       (84,000)

Purchase of treasury shares        --            --      (19,334)    (52,000)          --             --          (52,000)
                              ---------   -----------    -------    --------    -----------  --------------   -----------

Balance, May 25, 1997 .....   2,969,405   $    30,000    (27,667)   $(75,000)   $28,875,000   $(25,666,000)   $ 3,164,000
                              =========   ===========    =======    ========    ===========  ==============   ===========


                 See notes to consolidated financial statements

                              Morgan's Foods, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (unaudited)

                                                          Quarter Ended
                                                  ---------------------------
                                                  May 25, 1997   May 26, 1996
                                                  ------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 NET LOSS ....................................... $  (84,000)  $  (152,000)
 ADJUSTMENTS TO RECONCILE NET LOSS
  TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
  DEPRECIATION AND AMORTIZATION .................    419,000       453,000
  LOSS ON SALE OF RESTAURANTS AND
   OTHER PROPERTY AND EQUIPMENT .................     12,000          -
   CHANGE IN ASSETS AND LIABILITIES:
     (INCREASE) DECREASE IN RECEIVABLES .........     (4,000)       59,000
     INCREASE IN INVENTORIES ....................    (53,000)      (71,000)
     DECREASE IN PREPAID EXPENSES ...............     16,000        60,000
     INCREASE IN OTHER ASSETS ...................    (37,000)      (78,000)
     INCREASE IN ACCOUNTS PAYABLE ...............     20,000        90,000
     INCREASE IN ACCRUED EXPENSES ...............    107,000       380,000
                                                  ----------   -----------
 NET CASH PROVIDED BY  OPERATING ACTIVITIES .....    396,000       741,000
                                                  ----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 CAPITAL EXPENDITURES ........................... (1,433,000)     (496,000)
 PROCEEDS FROM SALE AND MATURITY
  OF MARKETABLE SECURITIES ......................     23,000        21,000
                                                  ----------   -----------
 NET CASH (USED IN) INVESTING ACTIVITIES ........ (1,410,000)     (475,000)
                                                  -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 PROCEEDS FROM PROPERTY AND EQUIPMENT FINANCING..    741,000       575,000
 PRINCIPAL PAYMENTS ON LONG-TERM DEBT............    (85,000)      (42,000)
 PRINCIPAL PAYMENTS ON CAPITAL LEASE OBLIGATIONS.    (99,000)      (79,000)
 PURCHASE OF TREASURY SHARES ....................    (52,000)         -
                                                  ----------   -----------
 NET CASH PROVIDED BY FINANCING ACTIVITIES ......    505,000       454,000
                                                  ----------   -----------
NET CHANGE IN CASH AND EQUIVALENTS ..............   (509,000)      720,000
CASH AND EQUIVALENTS, BEGINNING BALANCE .........  3,013,000     2,666,000
                                                  ----------   -----------

CASH AND EQUIVALENTS, ENDING BALANCE ............ $2,504,000   $ 3,386,000
                                                  ==========   ===========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              Morgan's Foods, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  QUARTERS ENDED MAY 25, 1997 AND MAY 26, 1996

Note 1. Summary of Significant Accounting Policies

         The interim consolidated financial statements of Morgan's Foods, Inc. have been prepared without audit. In the opinion of Company Management, all adjustments have been included. Unless otherwise disclosed, all adjustments consist only of normal recurring adjustments necessary for a fair statement of results of operations for the interim periods. These unaudited financial statements have been prepared using the same accounting principles that were used in preparation of the Company's annual report on Form 10-K for the year ended March 2, 1997.

Note 2.  Reverse Stock Split

         On June 27, 1997, shareholders approved a one for six reverse stock split of the Company's common shares which will become effective on July 14, 1997. All share and per share data have been restated to reflect the one for six reverse stock split.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         DESCRIPTION OF BUSINESS. Morgan's Foods, Inc. ("the Company") operates through wholly-owned subsidiaries Kentucky Fried Chicken ("KFC") restaurants under franchises from KFC Corporation and has rights to operate, as a franchisee, East Side Mario's restaurants in the Cleveland/Akron and Columbus, Ohio areas. As of July 7, 1997, the Company operates 40 KFC restaurants, two of which also offer Taco Bell products, and six East Side Mario's restaurants. The Company's fiscal year is a 52 - 53 week year ending on the Sunday nearest the last day of February.

         REVENUES. Revenues for the quarter ended May 25, 1997 were $8,896,000 compared to $9,005,000 for the quarter ended May 26, 1996. The decrease of $109,000 was the result of a $75,000 increase in KFC revenues offset by a $184,000 decline in revenues from the East Side Mario's restaurants. This reflects a 1.9% comparable restaurant increase in KFC revenues and an 8.0% comparable restaurant decline for the East Side Mario's. Revenues at the KFC restaurants increased because of effective marketing support and the introduction of new products by the franchisor while the East Side Mario's restaurant revenues continued to decline due to the lack of marketing support and inadequate menu and food systems provided by the franchisor.

         COSTS OF SALES - FOOD, PAPER AND BEVERAGES. Food, paper and beverage costs for the fiscal 1998 quarter decreased as a percentage of revenue from 31.3% in fiscal 1997 to 31.1%. The decrease was due to refunds received from a poultry price guarantee program in the KFC restaurants and improvements in the food and paper costs of the East Side Mario's restaurants, partially offset by inefficiencies in the addition of the Company's first Taco Bell 2-in-1 location in Youngstown, Ohio and the opening of a new KFC restaurant in Greensburg, Pennsylvania.

         COST OF SALES - LABOR AND BENEFITS. Labor and benefits increased as a percentage of revenue for the quarter ended May 25, 1997 to 26.7% compared to 25.8% one year ago. The increase is primarily due to the minimum wage increase and temporary inefficiencies associated with the KFC and Taco Bell additions mentioned above.

         RESTAURANT OPERATING EXPENSES. Restaurant operating expenses decreased as a percentage of revenue from 29.9% in fiscal 1997 to 27.6% in fiscal 1998. The decrease was primarily caused by lower promotional activities and $25,000 in one time expenses incurred by the East Side Mario's restaurants in the prior fiscal year for dinnerware and supplies related to the adoption of a new menu.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization for fiscal 1998 declined to $419,000 from $453,000 in fiscal 1997 due to asset writedowns recorded in the fourth quarter of fiscal 1997 for certain East Side Mario's restaurant properties and goodwill remaining from a previous KFC acquisition. This effect was partially offset by the addition of property and equipment for the KFC restaurants.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for fiscal 1998 were $661,000 compared to $637,000 in the first quarter of fiscal 1997. The increase of $24,000 was primarily the result of one time expenses for travel and lodging related to a system-wide KFC manager training program held during the first quarter of fiscal 1998.

         OPERATING INCOME. Operating income in the current quarter increased to $216,000 from $78,000 for the first quarter of fiscal 1997. Operating income for the KFC restaurants in the first quarter of fiscal 1998 improved by $56,000 compared to the prior year quarter while the operating loss for the East Side Mario's restaurants decreased by $82,000.

         INTEREST EXPENSE. Interest expense on bank debt increased to $191,000 in fiscal 1998 from $133,000 in fiscal 1997 due to the increase in bank debt balances. Interest expense on capitalized leases was substantially unchanged from the prior year first quarter.

         OTHER INCOME. Other income decreased to $16,000 in fiscal 1998 from $32,000 in fiscal 1997 as the result of lower interest income earned on cash balances during the first quarter of fiscal 1998.

         LIQUIDITY AND CAPITAL RESOURCES. Cash flow activity for the first quarters of fiscal 1998 and fiscal 1997 is presented in the Consolidated Statements of Cash Flows. Cash provided by operating activities was $396,000 in the first quarter of fiscal 1998. The Company paid scheduled long-term bank and capitalized lease debt of $184,000 in the first quarter of fiscal 1998 and received property and equipment financing of $741,000 to purchase a previously leased KFC restaurant in St. Louis, Missouri and to refurbish three restaurants in Pennsylvania and one in Ohio. In addition, the Company purchased property and equipment of $1,433,000 which includes amounts financed by the $741,000 of financing mentioned above as well as the addition of the Company's first Taco Bell 2-in-1 to an existing KFC restaurant in Youngstown, Ohio and the building of a new KFC restaurant in Greensburg, Pennsylvania. Completion of both facilities occurred after the end of the fiscal first quarter and the related financing will be completed during the second fiscal quarter.

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

         OTHER. The Company is currently not in full compliance with the American Stock Exchange financial condition guidelines for continued listing. Specifically, the guidelines indicate that any company with shareholders' equity less than $4,000,000 and losses in 3 of its last 4 fiscal years may be considered for delisting. This condition has been reviewed with representatives of the American Stock Exchange who indicated that the company's performance will continue to be monitored by the Exchange.

Item 6.  Exhibits

         (a)  Exhibit 27 - Financial Data Schedule

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Morgan's Foods, Inc.
                                  -----------------------------
                                           (Registrant)

Dated:  July 9, 1997              By: /s/ Kenneth L. Hignett
        ------------                 --------------------------
                                        Kenneth L. Hignett
                                        Senior Vice President,
                                        Chief Financial Officer & Secretary