Form 10-Q
period 1997-08-17
MORGANS FOODS INC
filed 1997-10-01
CIK 68145

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended              August 17, 1997
                    -----------------------------------------------

Commission file number                0-3833
                      ---------------------------------------------

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

                             Yes ...X... No .......


     As of September 29, 1997, the issuer had 2,930,841 shares of common stock outstanding.

                          PART I FINANCIAL INFORMATION

Item 1.  Financial Statements.

                              Morgan's Foods, Inc.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (unaudited)

--------------------------------------------------------------------------------

                                                     Quarter  Ended
                                            ---------------------------------
                                            August 17, 1997   August 18, 1996
                                            ---------------   ---------------

REVENUES ................................  $ 9,714,000     $ 9,554,000

COST OF SALES:
 FOOD, PAPER AND BEVERAGE ...............    3,093,000       3,056,000
 LABOR AND BENEFITS .....................    2,551,000       2,486,000
RESTAURANT OPERATING EXPENSES ...........    2,643,000       2,562,000
DEPRECIATION AND AMORTIZATION ...........      433,000         451,000
GENERAL AND ADMINISTRATIVE EXPENSES .....      561,000         622,000
                                           -----------     -----------

OPERATING INCOME ........................      433,000         377,000

INTEREST EXPENSE:
 BANK DEBT AND NOTES PAYABLE ............     (212,000)       (144,000)
 CAPITAL LEASES .........................     (126,000)       (129,000)

LOSS ON DISPOSAL OF RESTAURANT (NOTE 3) .         -            (95,000)

OTHER INCOME ............................       15,000          20,000
                                           -----------     -----------

NET INCOME ..............................  $   110,000     $    29,000
                                           ===========     ===========

NET INCOME PER COMMON SHARE .............  $       .04     $       .01
                                           ===========     ===========

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING ..................    2,939,044       2,969,405


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

                              Morgan's Foods, Inc.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (unaudited)

--------------------------------------------------------------------------------

                                             Twenty-Four Weeks Ended
                                        ---------------------------------
                                        August 17, 1997   August 18, 1996
                                        ---------------   ---------------

REVENUES ................................  $18,610,000     $18,559,000

COST OF SALES:
 FOOD, PAPER AND BEVERAGE ...............    5,861,000       5,874,000
 LABOR AND BENEFITS .....................    4,925,000       4,809,000
RESTAURANT OPERATING EXPENSES ...........    5,101,000       5,258,000
DEPRECIATION AND AMORTIZATION ...........      852,000         904,000
GENERAL AND ADMINISTRATIVE EXPENSES .....    1,222,000       1,259,000
                                           -----------     -----------

OPERATING INCOME ........................      649,000         455,000

INTEREST EXPENSE:
 BANK DEBT AND NOTES PAYABLE ............     (403,000)       (277,000)
 CAPITAL LEASES .........................     (251,000)       (258,000)

LOSS ON DISPOSAL OF RESTAURANT (NOTE 3) .         -            (95,000)

OTHER INCOME ............................       31,000          52,000
                                           -----------     -----------

NET INCOME (LOSS) .......................  $    26,000     $  (123,000)
                                           ===========     ===========

NET INCOME (LOSS) PER COMMON SHARE ......  $       .01     $      (.04)
                                           ===========     ===========

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING ..................    2,944,182       2,969,405



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              MORGAN'S FOODS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)
--------------------------------------------------------------------------------


                                                      AUGUST 17, 1997    MARCH 2, 1997
                                                      ---------------    -------------
ASSETS
 CURRENT ASSETS:
  CASH AND EQUIVALENTS .................................  $ 3,017,000      $ 3,013,000
  MARKETABLE SECURITIES ................................      151,000          198,000
  RECEIVABLES ..........................................      101,000          112,000
  INVENTORIES ..........................................      328,000          293,000
  PREPAID EXPENSES .....................................       85,000          191,000
                                                          -----------      -----------
                                                            3,682,000        3,807,000

 PROPERTY AND EQUIPMENT:
  LAND .................................................    1,949,000        1,724,000
  BUILDINGS AND IMPROVEMENTS ...........................    6,492,000        5,973,000
  PROPERTY UNDER CAPITAL LEASES ........................    5,629,000        5,182,000
  LEASEHOLD IMPROVEMENTS ...............................    3,259,000        3,323,000
  EQUIPMENT, FURNITURE AND FIXTURES ....................    8,632,000        8,121,000
  CONSTRUCTION IN PROGRESS .............................      828,000          461,000
                                                          -----------      -----------
                                                           26,789,000       24,784,000

  LESS ACCUMULATED DEPRECIATION AND AMORTIZATION .......   11,531,000       10,875,000
                                                          -----------      -----------
                                                           15,258,000       13,909,000

 OTHER ASSETS ..........................................    1,449,000          996,000
 DEFERRED TAXES ........................................      600,000          600,000
                                                          -----------      -----------
                                                          $20,989,000      $19,312,000
                                                          ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
 CURRENT LIABILITIES:
  CURRENT MATURITIES OF LONG-TERM DEBT .................  $   551,000      $   324,000
  CURRENT MATURITIES OF CAPITAL LEASE OBLIGATIONS ......      399,000          409,000
  ACCOUNTS PAYABLE .....................................    1,921,000        1,914,000
  ACCRUED LIABILITIES ..................................    2,092,000        2,044,000
                                                          -----------      -----------
                                                            4,963,000        4,691,000
 LONG-TERM DEBT ........................................    8,111,000        6,474,000
 LONG-TERM CAPITAL LEASE OBLIGATIONS ...................    4,660,000        4,847,000

SHAREHOLDERS' EQUITY
PREFERRED SHARES, 1,000,000 SHARES AUTHORIZED,
  NO SHARES OUTSTANDING
COMMON STOCK
 AUTHORIZED SHARES - 25,000,000
 ISSUED SHARES - 2,969,405 .............................       30,000           30,000
 TREASURY STOCK - 38,564 AND 8,333 SHARES ..............      (94,000)         (23,000)
CAPITAL IN EXCESS OF STATED VALUE ......................   28,875,000       28,875,000
ACCUMULATED DEFICIT ....................................  (25,556,000)     (25,582,000)
                                                          -----------      -----------
TOTAL SHAREHOLDERS' EQUITY .............................    3,255,000        3,300,000
                                                          -----------      -----------
                                                          $20,989,000      $19,312,000
                                                          ===========      ===========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              Morgan's Foods, Inc.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                   (unaudited)

                                                                                        CAPITAL IN                       TOTAL
                                           COMMON SHARES           TREASURY   SHARES       EXCESS OF     ACCUMULATED   SHAREHOLDERS'
                                       SHARES        AMOUNT       SHARES       AMOUNT    STATED VALUE      DEFICIT        EQUITY
                                       ------        ------       ------      ------    ------------      -------        ------
Balance, March 3, 1996 ..............  2,969,405   $ 2,969,000      --          --      $ 25,936,000   $(21,527,000) $   7,378,000

Change in stated value ..............      --      (2,939,000)     --          --         2,939,000           --             --

Net loss ............................       --            --        --          --              --       (4,055,000)    (4,055,000)

Purchase of treasury shares .........      --            --      (8,333)    (23,000)           --             --          (23,000)
                                       -----------   -----------   -------    --------    ------------   ------------   ------------

Balance, March 2, 1997 ..............  2,969,405        30,000   (8,333)   $ (23,000)     28,875,000    (25,582,000)     3,300,000

Net income ..........................       --            --        --          --              --           26,000         26,000

Purchase of treasury shares .........       --            --     (30,231)    (71,000)           --             --          (71,000)
                                       -----------   -----------   -------    --------    ------------   ------------   ------------

Balance, August 17, 1997 ............  2,969,405   $    30,000   (38,564)  $  (94,000)   $ 28,875,000   $(25,556,000)  $  3,255,000
                                     ===========   ===========   =======    ========    ============   ============   ============




                 See notes to consolidated financial statements

                              Morgan's Foods, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (unaudited)


                                                         Twenty-Four Weeks Ended
                                                  -------------------------------------

                                                  August 17, 1997       August 18, 1996
                                                  ---------------       ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 NET INCOME (LOSS) ..............................   $    26,000    $  (123,000)
 ADJUSTMENTS TO RECONCILE NET INCOME (LOSS)
  TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
  DEPRECIATION AND AMORTIZATION .................       852,000        904,000
  LOSS ON DISPOSAL OF RESTAURANT ................          --           95,000
   CHANGE IN ASSETS AND LIABILITIES:
    DECREASE IN RECEIVABLES .....................        11,000         16,000
    INCREASE IN INVENTORIES .....................       (35,000)       (23,000)
    DECREASE IN PREPAID EXPENSES ................       106,000         99,000
    INCREASE IN OTHER ASSETS ....................       (30,000)      (116,000)
    INCREASE (DECREASE) IN ACCOUNTS PAYABLE .....         7,000        (93,000)
    INCREASE IN ACCRUED EXPENSES ................        48,000        183,000
                                                    -----------    -----------
 NET CASH PROVIDED BY  OPERATING ACTIVITIES .....       985,000        942,000
                                                    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 CAPITAL EXPENDITURES ...........................    (2,193,000)      (987,000)
 SALE OF PROPERTY AND EQUIPMENT .................        12,000         21,000
 PURCHASE OF FRANCHISE AGREEMENTS ...............      (443,000)          --
 PROCEEDS FROM SALE AND MATURITY
  OF MARKETABLE SECURITIES ......................        47,000         43,000
                                                    -----------    -----------

 NET CASH USED IN INVESTING ACTIVITIES ..........    (2,577,000)      (923,000)
                                                    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 PROCEEDS FROM FINANCING FOR PROPERTY AND
  EQUIPMENT AND FRANCHISE AGREEMENTS ............     2,069,000        925,000
 PRINCIPAL PAYMENTS ON LONG-TERM DEBT ...........      (205,000)      (110,000)
 PRINCIPAL PAYMENTS ON CAPITAL LEASE OBLIGATIONS.       (197,000)      (166,000)
 PURCHASE OF TREASURY SHARES ....................       (71,000)          --
                                                    -----------    -----------
 NET CASH PROVIDED BY FINANCING ACTIVITIES ......     1,596,000        649,000
                                                    -----------    -----------
NET CHANGE IN CASH AND EQUIVALENTS ..............         4,000        668,000
CASH AND EQUIVALENTS, BEGINNING BALANCE .........     3,013,000      2,666,000
                                                    -----------    -----------

CASH AND EQUIVALENTS, ENDING BALANCE ............   $ 3,017,000    $ 3,334,000
                                                    ===========    ===========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              Morgan's Foods, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               QUARTERS ENDED AUGUST 17, 1997 AND AUGUST 18, 1996

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

Note 2.  Reverse Stock Split

         On June 27, 1997, shareholders approved a one for six reverse stock split of the Company's common shares which was effective on July 14, 1997. All share and per share data have been restated to reflect the one for six reverse stock split.

Note 3.  Closing of Restaurants

         During the quarter ended August 18, 1996, the Company closed two unprofitable KFC restaurants in the St. Louis market. One of the restaurants was at the end of the lease term and was closed. The second restaurant was closed and the Company recognized a loss of $95,000 on the sale of the leasehold interest to an independent restaurant operator for $21,000.

Note 4.  Future Financial Statement Disclosures

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, which will be effective for the Company's 1999 fiscal year. SFAS No. 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. The Company has not yet completed its analysis of SFAS No. 131 and accordingly has not yet determined what effect, if any, it may have on future financial statement disclosures.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         DESCRIPTION OF BUSINESS. Morgan's Foods, Inc. ("the Company") operates through wholly-owned subsidiaries Kentucky Fried Chicken ("KFC") restaurants under franchises from KFC Corporation and has rights to operate, as a franchisee, East Side Mario's restaurants in the Cleveland/Akron and Columbus, Ohio areas. As of September 29, 1997, the Company operates 39 KFC restaurants, three of which also offer Taco Bell products, and six East Side Mario's restaurants. The Company's fiscal year is a 52 - 53 week year ending on the Sunday nearest the last day of February.

         REVENUES. Revenues for the quarter ended August 17, 1997 were $9,714,000 compared to $9,554,000 for the quarter ended August 18, 1996. The increase of $160,000 was the result of a $454,000 increase in KFC revenues offset by a $294,000 decline in revenues from the East Side Mario's restaurants. Comparable restaurant revenues in the KFC restaurants were flat, with the increase resulting from the addition of two restaurants by acquisition in December 1996 and one new build which opened June 5, 1997. The East Side Mario's restaurants had a 12.0% comparable restaurant decline for the quarter. The East Side Mario's restaurant revenues continued to decline due to the lack of franchisor marketing support in the face of intense competition from other restaurants and inadequate menu and food systems provided by the franchisor. Revenues for the twenty-four weeks ended August 17, 1997 were $18,610,000 compared to $18,559,000 for the prior year period. The increase of $51,000 was accounted for by an increase of $529,000 in KFC revenue partially offset by a decrease of $478,000 in East Side Mario's revenue. The reasons for these changes are the same as discussed above in the quarter analysis.

         COSTS OF SALES - FOOD, PAPER AND BEVERAGES. Food, paper and beverage costs for the fiscal 1998 second quarter decreased as a percentage of revenue from 32.0% in fiscal 1997 to 31.8%. The decrease was entirely the result of improvements in the food and paper costs of the KFC restaurants. Food, paper and beverage costs in the East Side Mario's restaurants remained constant as a percentage of sales despite declining revenue. Food, paper and beverage costs for the twenty-four weeks ended August 17, 1997 decreased to 31.5% of revenue compared to 31.7% in the year earlier period for the reasons discussed above.

         COST OF SALES - LABOR AND BENEFITS. Labor and benefits increased as a percentage of revenue for the quarter ended August 17, 1997 to 26.3% compared to 26.0% for the year earlier quarter. The increase is primarily due to the minimum wage increase and temporary inefficiencies associated with the KFC and Taco Bell additions described below. Labor and benefits increased as a percentage of revenue for the twenty-four weeks ended August 17, 1997 to 26.5% from 25.9% in the year earlier period for the reasons mentioned above.

         RESTAURANT OPERATING EXPENSES. Restaurant operating expenses in the second quarter increased slightly as a percentage of revenue from 26.8% in fiscal 1997 to 27.2% in fiscal 1998. The increase was primarily caused by higher promotional activities in both the East Side Mario's and KFC restaurants and the fixed costs of the East Side Mario's restaurants remaining relatively constant while revenues have declined. Restaurant operating expenses for the twenty-four weeks ended August 17, 1997 decreased to 27.4% of revenue from 28.3% in the year earlier period. The change was caused by lower promotional activity in the first quarter of fiscal 1998, partially offset by the higher fixed costs and promotional activity in the second quarter compared to the year earlier periods.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the fiscal 1998 second quarter declined to $433,000 from $451,000 in fiscal 1997 due to asset write-downs recorded in the fourth quarter of fiscal 1997 for certain East Side Mario's restaurant properties and for the goodwill remaining from a previous KFC acquisition. This effect was partially offset by accelerated amortization of leasehold improvements at KFC restaurants which were remodeled and the addition of property and equipment for the KFC restaurants. Depreciation and amortization for the twenty-four weeks ended August 17, 1997 decreased to $852,000 from $904,000 for the year earlier period for the reasons discussed above.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for fiscal 1998 were $561,000 compared to $622,000 in the second quarter of fiscal 1997. The decrease was primarily the result of a decrease of a previously recorded accrual for workers' compensation litigation expenses due to settlement of the litigation in the second quarter of fiscal 1998. General and administrative expenses for the twenty-four weeks ended August 17, 1997 decreased to $1,222,000 from $1,259,000 for the year earlier period for the reasons discussed above.

         OPERATING INCOME. Operating income in the current quarter increased to $433,000 from $377,000 for the second quarter of fiscal 1997. Operating income for the KFC restaurants in the second quarter of fiscal 1998 decreased slightly compared to the prior year quarter primarily due to accelerated amortization of leasehold improvements at remodeled restaurants. The operating loss for the East Side Mario's restaurants decreased by $67,000 primarily due to the reversal of the workers' compensation litigation accrual described above. Operating income for the twenty-four weeks ended August 17, 1997 increased to $649,000 from $455,000 in the year earlier period due to an improvement of $44,000 in KFC operating income and a $150,000 reduction of the East Side Mario's operating loss, which includes the litigation adjustment discussed above.

         INTEREST EXPENSE. Interest expense on bank debt increased to $212,000 in fiscal 1998 from $144,000 in fiscal 1997 due to the increase in bank debt balances for the purpose of funding KFC restaurant remodeling and acquisition. Interest expense for the twenty-four weeks ended August 17, 1997 increased to $403,000 from $277,000 for the reasons discussed above. Interest expense on capitalized leases was substantially unchanged from the prior year second quarter and for the twenty-four weeks.

         OTHER INCOME. Other income decreased to $15,000 in the second quarter of fiscal 1998 from $20,000 in the fiscal 1997 second quarter as the result of lower interest income earned on cash balances during fiscal 1998. Other income for the twenty-four weeks ended August 17, 1997 decreased to $31,000 from $52,000 for the year earlier period for the reasons discussed above.

         LIQUIDITY AND CAPITAL RESOURCES. Cash flow activity for the first twenty-four weeks of fiscal 1998 and fiscal 1997 is presented in the Consolidated Statements of Cash Flows. Cash provided by operating activities was $985,000 in the first half of fiscal 1998. The Company paid scheduled long-term bank and capitalized lease debt of $402,000 in the first two quarters of fiscal 1998 and received financing of $2,069,000 to fund acquisitions of KFC property and equipment and new franchise agreements for all of its KFC restaurants. Capital expenditures during fiscal 1998 include: a new KFC restaurant built in Greensburg, Pennsylvania, purchase of a previously leased KFC restaurant in St. Louis, Missouri, and refurbishment of seven KFC restaurants, including adding three Taco Bell 2-in-1 facilities. The financing for one refurbishment will be completed during the third fiscal quarter.

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

Item 6.  Exhibits

         (a)  Exhibit 27 - Financial Data Schedule

                            PART II OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

             The Company's annual meeting of shareholders was held on June 27, 1997 and voting was conducted on two proposals:

Proposal One - The election of seven Directors. The following seven Directors were elected:


NAME                           FOR         WITHHOLD        ABSTAIN
----                           ---         --------        -------

Leonard Stein-Sapir         15,045,388      191,164        3,230
Richard Arons               15,046,303      190,249        3,230
Lawrence S. Dolin           15,045,388      191,164        3,230
James J. Liguori            15,046,238      190,314        3,230
Steven S. Kaufman           15,046,403      190,149        3,230
Bernard Lerner              15,046,303      190,249        3,230
Kenneth L. Hignett          15,046,403      190,149        3,230


Proposal Two - To effect a one-for-six reverse stock split with fractional shares to be settled in cash. The vote totals were as follows:


     FOR            AGAINST          ABSTAIN
     ---            -------          -------

14,806,896          274,536          158,350

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              Morgan's Foods, Inc.
                                              --------------------
                                                 (Registrant)

Dated:  October 1, 1997                     By: /s/   Kenneth L. Hignett
        ---------------                         ------------------------
                                                Kenneth L. Hignett
                                                Senior Vice President,
                                                Chief Financial Officer & Secretary