Form 10-Q
period 1997-11-09
MORGANS FOODS INC
filed 1997-12-23
CIK 68145

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the period ended                      November 9, 1997
                     -----------------------------------------------------------

Commission file number                         0-3833
                       ---------------------------------------------------------

                               Morgan's Foods, Inc
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Ohio                                       34-562210
--------------------------------------------------------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                    Identification Number)

24200 Chagrin Boulevard, Suite 126, Beachwood, Ohio               44122
--------------------------------------------------------------------------------
    (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:        (216) 360-7500
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

                    Yes       X         No
                         ------------         -------------

As of December 19, 1997, the issuer had 2,910,839 shares of common stock outstanding.

                          PART I FINANCIAL INFORMATION

Item 1.  Financial Statements.
                              Morgan's Foods, Inc.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (unaudited)
--------------------------------------------------------------------------------

                                                    QUARTER  ENDED
                                        --------------------------------------
                                        NOVEMBER 9, 1997     NOVEMBER 10, 1996
                                        ----------------     -----------------
REVENUES                                   $ 9,034,000         $ 9,024,000

COST OF SALES:
   FOOD, PAPER AND BEVERAGE                  2,900,000           2,908,000
   LABOR AND BENEFITS                        2,404,000           2,339,000
RESTAURANT OPERATING EXPENSES                2,440,000           2,588,000
DEPRECIATION AND AMORTIZATION                  419,000             445,000
GENERAL AND ADMINISTRATIVE EXPENSES            641,000             641,000
                                           -----------         -----------

OPERATING INCOME                               230,000             103,000

INTEREST EXPENSE:
   BANK DEBT AND NOTES PAYABLE                (188,000)           (149,000)
   CAPITAL LEASES                             (124,000)           (129,000)

LOSS ON DISPOSAL OF RESTAURANTS (NOTE 3)       (80,000)                 --

OTHER INCOME                                    19,000              27,000
                                           -----------         -----------

LOSS BEFORE INCOME TAXES                      (143,000)           (148,000)

PROVISION FOR INCOME TAXES                          --                  --
                                           -----------         -----------

NET LOSS                                   $  (143,000)        $  (148,000)
                                           ===========         ===========

NET LOSS PER COMMON SHARE                  $      (.05)        $      (.05)
                                           ===========         ===========

WEIGHTED AVERAGE NUMBER
   OF SHARES OUTSTANDING                     2,916,315           2,969,405



                 See notes to consolidated financial statements

                          PART I FINANCIAL INFORMATION

Item 1.  Financial Statements.
                              Morgan's Foods, Inc.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (unaudited)
--------------------------------------------------------------------------------

                                                  THIRTY-SIX WEEKS ENDED
                                          --------------------------------------
                                          NOVEMBER 9, 1997     NOVEMBER 10, 1996
                                          ----------------     -----------------
REVENUES                                   $ 27,644,000          $ 27,583,000

COST OF SALES:
   FOOD, PAPER AND BEVERAGE                   8,761,000             8,782,000
   LABOR AND BENEFITS                         7,329,000             7,148,000
RESTAURANT OPERATING EXPENSES                 7,541,000             7,846,000
DEPRECIATION AND AMORTIZATION                 1,271,000             1,349,000
GENERAL AND ADMINISTRATIVE EXPENSES           1,863,000             1,900,000
                                           ------------          ------------

OPERATING INCOME                                879,000               558,000

INTEREST EXPENSE:
   BANK DEBT AND NOTES PAYABLE                 (591,000)             (426,000)
   CAPITAL LEASES                              (375,000)             (387,000)

LOSS ON DISPOSAL OF RESTAURANTS (NOTE 3)        (80,000)              (95,000)

OTHER INCOME                                     50,000                79,000
                                           ------------          ------------

LOSS BEFORE INCOME TAXES                       (117,000)             (271,000)

PROVISION FOR INCOME TAXES                           --                    --
                                           ------------          ------------

NET LOSS                                   $   (117,000)         $   (271,000)
                                           ============          ============

NET LOSS PER COMMON SHARE                  $       (.04)         $       (.09)
                                           ============          ============

WEIGHTED AVERAGE NUMBER
   OF SHARES OUTSTANDING                      2,934,893             2,969,405


                 See notes to consolidated financial statements

                              Morgan's Foods, Inc.

                           CONSOLIDATED BALANCE SHEETS

                                   (unaudited)

--------------------------------------------------------------------------------

                                                     NOVEMBER 9, 1997        MARCH 2, 1997
                                                     ----------------        -------------
ASSETS
   CURRENT ASSETS:
    CASH AND EQUIVALENTS                              $  2,673,000           $  3,013,000
    MARKETABLE SECURITIES                                  126,000                198,000
    RECEIVABLES                                            104,000                112,000
    INVENTORIES                                            311,000                293,000
    PREPAID EXPENSES                                       188,000                191,000
                                                      ------------           ------------
                                                         3,402,000              3,807,000
   PROPERTY AND EQUIPMENT:
    LAND                                                 1,949,000              1,724,000
    BUILDINGS AND IMPROVEMENTS                           6,757,000              5,973,000
    PROPERTY UNDER CAPITAL LEASES                        5,370,000              5,182,000
    LEASEHOLD IMPROVEMENTS                               8,608,000              3,323,000
    EQUIPMENT, FURNITURE AND FIXTURES                    3,178,000              8,121,000
    CONSTRUCTION IN PROGRESS                               688,000                461,000
                                                      ------------           ------------
                                                        26,550,000             24,784,000
    LESS ACCUMULATED DEPRECIATION AND AMORTIZATION      11,391,000             10,875,000
                                                      ------------           ------------
                                                        15,159,000             13,909,000
   OTHER ASSETS                                          1,443,000                996,000
   DEFERRED TAXES                                          600,000                600,000
                                                      ------------           ------------
                                                      $ 20,604,000           $ 19,312,000
                                                      ============           ============
LIABILITIES AND SHAREHOLDERS' EQUITY
   CURRENT LIABILITIES:
    CURRENT MATURITIES OF LONG-TERM DEBT              $    574,000           $    324,000
    CURRENT MATURITIES OF CAPITAL LEASE OBLIGATIONS        482,000                409,000
    ACCOUNTS PAYABLE                                     1,782,000              1,914,000
    ACCRUED LIABILITIES                                  1,811,000              2,044,000
                                                      ------------           ------------
                                                         4,649,000              4,691,000

   LONG-TERM DEBT                                        7,957,000              6,474,000
   LONG-TERM CAPITAL LEASE OBLIGATIONS                   4,931,000              4,847,000

SHAREHOLDERS' EQUITY
PREFERRED SHARES, 1,000,000 SHARES AUTHORIZED,
    NO SHARES OUTSTANDING
COMMON STOCK
   AUTHORIZED SHARES - 25,000,000
   ISSUED SHARES - 2,969,405                                30,000                 30,000
   TREASURY STOCK - 58,566 AND 8,333 SHARES               (139,000)               (23,000)
CAPITAL IN EXCESS OF STATED VALUE                       28,875,000             28,875,000
ACCUMULATED DEFICIT                                    (25,699,000)           (25,582,000)
                                                      ------------           ------------
TOTAL SHAREHOLDERS' EQUITY                               3,067,000              3,300,000
                                                      ------------           ------------
                                                      $ 20,604,000           $ 19,312,000
                                                      ============           ============

                 See notes to consolidated financial statements.

                              Morgan's Foods, Inc.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                   (unaudited)


                                                                                 CAPITAL IN                      TOTAL
                                  COMMON SHARES            TREASURY SHARES        EXCESS OF    ACCUMULATED    SHAREHOLDERS'
                               SHARES       AMOUNT       SHARES      AMOUNT      STATED VALUE    DEFICIT         EQUITY
                              ---------   -----------    -------    ---------    -----------   ------------    -----------
Balance, March 3, 1996        2,969,405   $ 2,969,000         --           --    $25,936,000   $(21,527,000)   $ 7,378,000

Change in stated value               --    (2,939,000)        --           --      2,939,000             --             --

Net loss                             --            --         --           --             --     (4,055,000)    (4,055,000)

Purchase of treasury shares          --            --     (8,333)     (23,000)            --             --        (23,000)
                              ---------   -----------    -------    ---------    -----------   ------------    -----------

Balance, March 2, 1997        2,969,405        30,000     (8,333)     (23,000)    28,875,000    (25,582,000)     3,300,000

Net loss                             --            --         --           --             --       (117,000)      (117,000)

Purchase of treasury shares          --            --    (50,233)    (116,000)            --             --       (116,000)
                              ---------   -----------    -------    ---------    -----------   ------------    -----------

Balance, November 9, 1997     2,969,405   $    30,000    (58,566)   $(139,000)   $28,875,000   $(25,699,000)   $ 3,067,000
                              =========   ===========    =======    =========    ===========   ============    ===========


                 See notes to consolidated financial statements

                              Morgan's Foods, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                           THIRTY-SIX WEEKS ENDED
                                                   ----------------------------------------
                                                   NOVEMBER 9, 1997       NOVEMBER 10, 1996
                                                   ----------------       -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET LOSS                                          $  (117,000)           $  (271,000)
   ADJUSTMENTS TO RECONCILE NET INCOME
    TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
    DEPRECIATION AND AMORTIZATION                      1,271,000              1,349,000
    LOSS  ON SALE OF RESTAURANTS AND
     OTHER PROPERTY AND EQUIPMENT                         80,000                 95,000
     CHANGE IN ASSETS AND LIABILITIES:
      DECREASE IN RECEIVABLES                              8,000                 26,000
      DECREASE (INCREASE) IN INVENTORIES                 (18,000)                 5,000
      DECREASE IN PREPAID EXPENSES                         3,000                 28,000
      (INCREASE) IN OTHER ASSETS                         (44,000)              (130,000)
      (DECREASE) IN ACCOUNTS PAYABLE                    (132,000)               (51,000)
      INCREASE (DECREASE) IN ACCRUED EXPENSES           (233,000)                78,000
                                                     -----------            -----------
   NET CASH PROVIDED BY
    OPERATING ACTIVITIES                                 818,000              1,129,000
                                                     -----------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   SALE OF RESTAURANTS AND LEASEHOLDS,
    NET OF EXPENSES OF SALE                               15,000                 21,000
   CAPITAL EXPENDITURES                               (2,576,000)            (1,137,000)
   PURCHASE OF FRANCHISE AGREEMENTS                     (443,000)                    --
   PROCEEDS FROM SALE AND MATURITY
    OF MARKETABLE SECURITIES                              72,000                 66,000
                                                     -----------            -----------
   NET CASH USED IN
    INVESTING ACTIVITIES                              (2,932,000)            (1,050,000)
                                                     -----------            -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   PROCEEDS FROM PROPERTY AND EQUIPMENT FINANCING      2,515,000                925,000
   PRINCIPAL PAYMENTS ON LONG-TERM DEBT                 (337,000)              (182,000)
   PRINCIPAL PAYMENTS ON CAPITAL LEASE OBLIGATIONS      (288,000)              (253,000)
   PURCHASE OF TREASURY SHARES                          (116,000)                    --
                                                     -----------            -----------
   NET CASH PROVIDED BY
    FINANCING ACTIVITIES                               1,774,000                490,000
                                                     -----------            -----------

NET CHANGE IN CASH AND EQUIVALENTS                      (340,000)               569,000
CASH AND EQUIVALENTS, BEGINNING BALANCE                3,013,000              2,666,000
                                                     -----------            -----------

CASH AND EQUIVALENTS, ENDING BALANCE                 $ 2,673,000            $ 3,235,000
                                                     ===========            ===========


                 See notes to consolidated financial statements

                              Morgan's Foods, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              QUARTERS ENDED NOVEMBER 9, 1997 AND NOVEMBER 10, 1996


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

Note 3.  Closing of Restaurants

     During the third quarter of fiscal 1998, the Company closed an under-performing KFC restaurant in the St. Louis market and recognized a loss on disposal of the leasehold improvements and equipment. During the second quarter of fiscal 1997, the Company closed two unprofitable KFC restaurants in the St. Louis market. One of the restaurants was at the end of the lease term and was closed. The second restaurant was closed and the Company recognized a loss of $95,000 on the sale of the leasehold interest to an independent restaurant operator for $21,000.

Note 4.  Change in stated value of common shares

     On June 28, 1996 the Board of Directors of the Company approved a change in the stated value of the Company's common shares from $1.00 per share to $.01 per share.

Note 5.  Future Financial Statement Disclosures

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     DESCRIPTION OF BUSINESS. Morgan's Foods, Inc. ("the Company") operates through wholly-owned subsidiaries Kentucky Fried Chicken ("KFC") restaurants under franchises from KFC Corporation and has rights to operate, as a franchisee, East Side Mario's restaurants in the Cleveland/Akron and Columbus, Ohio areas. As of December 19, 1997, the Company operates 38 KFC restaurants, three of which also offer Taco Bell products, and six East Side Mario's restaurants. The Company's fiscal year is a 52 - 53 week year ending on the Sunday nearest the last day of February.

     REVENUES. Revenues for the quarter ended November 9, 1997 were $9,034,000 compared to $9,024,000 for the quarter ended November 10, 1996. The increase of $10,000 was the net effect of four factors. The first was the increase of $492,000 in KFC revenues from restaurants acquired or built since November 10, 1996. Secondly, closed KFC restaurants accounted for approximately $234,000 of revenues in the quarter ended November 10, 1996 which were not present in the quarter ended November 9, 1997. Third, sales at the East Side Mario's restaurants declined by $176,000 compared to the third quarter of the prior year, which represents an 8.0% decrease in comparable sales. Last, comparable restaurant revenues in the KFC restaurants declined $72,000 or 1.1% compared to the year earlier quarter. Comparable restaurant KFC revenues decreased because of the successful promotions of the prior year quarter combined with a lack of new product introductions in the current year period. The East Side Mario's restaurants, the oldest of which opened four and one-half years ago, have exhibited significant declines from their opening sales levels due to increased competition and lack of effective menu changes and advertising.

     For the thirty-six weeks ended November 9, 1997 revenue was $27,644,000 compared to $27,583,000 or an increase of $61,000. Several factors combined to produce this result. First, new KFC restaurants increased revenues by $1,362,000 which was partially offset by closed KFC restaurants which accounted for a decrease of $729,000 in the year-to-date period ended November 9, 1997 compared to the year earlier period. Second, KFC revenues increased $82,000 in the comparable restaurants and third, revenues in the East Side Mario's declined $654,000 in the thirty-six weeks ended November 9, 1997 compared to the year earlier period. These changes were caused by the factors described above for the third quarter.

     COST OF SALES - FOOD, PAPER AND BEVERAGES. Food, paper and beverage costs for the quarter ended November 9, 1997 as a percentage of revenue were 32.1% compared to 32.2% in the prior year. These results were achieved through improved efficiency at the KFC restaurants, combined with East Side Mario's costs which remained constant as a percentage of revenue compared to the prior year period. Food, paper and beverage costs for the thirty-six weeks ended November 9, 1997 decreased slightly as a percentage of sales to 31.7% compared to 31.8% in the same period of the prior year. This was the result of improved efficiency and favorable menu mix in both the KFC and East Side Mario's restaurants partially offset by higher chicken costs in the KFC restaurants.

     COST OF SALES - LABOR AND BENEFITS. Labor and benefits increased as a percentage of revenue for the quarter ended November 9, 1997 to 26.6% compared to 25.9% one year ago. The increase is primarily due to the effect of minimum wage increases on the overall labor rates in the Company's restaurants. For the thirty-six weeks ended November 9, 1997 labor and benefits increased as a percentage of revenue to 26.5% from 25.9% in the same period a year earlier. This was caused by the minimum wage increases in the KFC restaurants and lower labor efficiency in the East Side Mario's restaurants due to lower revenue levels.

     RESTAURANT OPERATING EXPENSES. Restaurant operating expenses decreased as a percentage of revenue from 28.7% in the third quarter of fiscal 1996 to 27.0% in fiscal 1997. The decrease was primarily caused by more effective cost controls in the East Side Mario's restaurants combined with reduced reserves related to rent guarantees on sold KFC restaurants. For the thirty-six weeks ended November 9, 1997, restaurant operating expenses declined to 27.3% of revenue, from 28.5% in the year earlier period primarily due to the factors cited above.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the quarter ended November 9, 1997 decreased to $419,000 from $445,000 in the same quarter a year earlier due to the effect of the asset impairment write-down taken in the fourth quarter of fiscal 1997. Depreciation and amortization for the year to date fiscal 1998 declined to $1,271,000 from $1,349,000 in fiscal 1997 for the same reasons cited above.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the third quarter of fiscal 1998 were unchanged at $641,000. General and administrative expenses for the thirty-six weeks ended November 9, 1997 were $1,863,000 compared to $1,900,000 in the thirty-six weeks ended November 10, 1996. The decrease is due primarily to the consolidation of administrative positions in the East Side Mario's operation.

     OPERATING INCOME. Operating income in the quarter ended November 9, 1997 was $230,000 compared to $103,000 for the quarter ended November 10, 1996. Operating income for the KFC restaurants in the current quarter was greater than the prior year due to additional restaurants, improved operating efficiencies and the elimination of low volume restaurants. This increase was combined with lower operating losses of the East Side Mario's in the third quarter of fiscal 1998 caused by tighter cost controls at those restaurants. Operating income for the thirty-six weeks ended November 9, 1997 increased to $879,000 compared to operating income of $558,000 in the comparable year earlier period. During the thirty-six weeks ended November 9, 1997 operating income for the KFC restaurants increased and operating losses of the East Side Mario's restaurants declined significantly from the same period a year earlier for the reasons cited above.

     INTEREST EXPENSE. Interest expense on bank debt increased to $188,000 in the quarter ended November 9, 1997 from $149,000 in the quarter ended November 10, 1996 due to additional bank debt for the acquisition of two KFC restaurants and the building of a new KFC restaurant. Interest expense on capitalized leases in the quarter ended November 9, 1997 remained approximately the same at $124,000 compared to $129,000 for the year earlier period. Interest expense on bank debt for the thirty-six weeks ended November 9, 1997 increased to $591,000 from $426,000 in the same period a year earlier due to the same factors mentioned above. Interest expense on capitalized leases remained essentially unchanged at $375,000 in fiscal 1998 compared to $387,000 in fiscal 1997.

     LOSS ON DISPOSAL OF RESTAURANTS. The loss of $80,000 in the third quarter of fiscal 1998 was primarily the result of closing an under-performing KFC restaurant in the St. Louis market which had come to the end of its lease term. The leasehold was abandoned because acceptable terms for a new lease of the site could not be reached. For the thirty-six weeks ended November 9, 1997 the loss on disposals was $80,000 compared to $95,000 in the comparable year earlier period. Losses in both years were a combination of closed restaurants and small amounts of unusable equipment abandoned during various image enhancements.

     OTHER INCOME. Other income of $19,000 in the quarter ended November 9, 1997 was similar in amount to the $27,000 in the comparable prior year period. These amounts are comprised primarily of interest income, rental income, and payment discounts. Other income for the thirty-six weeks ended November 9, 1997 was $50,000 compared to $79,000 in the comparable year earlier period.

     LIQUIDITY AND CAPITAL RESOURCES. Cash flow activity for the first thirty-six weeks of fiscal 1998 and fiscal 1997 is presented in the Consolidated Statements of Cash Flows. In fiscal 1998, cash provided by operating activities was $818,000 and the Company purchased property and equipment of $2,576,000. The Company paid scheduled long-term bank and capitalized lease debt of $625,000 in fiscal 1998 and received property and equipment financing of $2,515,000 to fund acquisitions of KFC property and equipment and new franchise agreements for all of its KFC restaurants. Capital expenditures during fiscal 1998 include: a new KFC restaurant built in Greensburg, Pennsylvania, purchase of a previously leased KFC restaurant in St. Louis, Missouri, and refurbishment of seven KFC restaurants, including adding three Taco Bell 2-in-1 facilities.

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



                                                     Morgan's Foods, Inc.
                                             -----------------------------------
                                                         (Registrant)

Dated:  December 22, 1997                By: /s/   Kenneth L. Hignett
        -----------------------              -----------------------------------
                                                  Kenneth L. Hignett
                                                  Senior Vice President,
                                             Chief Financial Officer & Secretary