Form 10-K405
period 1998-03-01
MORGANS FOODS INC
filed 1998-06-01
CIK 68145

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                 Annual Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For the fiscal year ended  March 1, 1998 Commission file number  0-3833
                          --------------                        --------

                              MORGAN'S FOODS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Ohio                                       34-0562210
-------------------------------                    ---------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                     Identification Number)

             24200 Chagrin Boulevard, Suite 126, Beachwood, OH 44122
--------------------------------------------------------------------------------
              (Address of principal executive officers) (Zip Code)

Registrant's telephone number, including area code:      (216) 360-7500
                                                    ----------------------------

Securities registered pursuant of Section 12 (b) of the Act:

                                                     Name of each exchange on
     Title of each class                                 which registered
----------------------------------                   ------------------------
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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of May 7, 1998, the aggregate market value of the common stock held by nonaffiliates of the Registrant was $5,152,129.

         As of May 7, 1998, the Registrant had 2,910,839 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III incorporates by reference certain information from the definitive Proxy Statement to security holders for the 1998 annual meeting, to be filed with the Securities and Exchange Commission on or before June 25, 1998.

                              MORGAN'S FOODS, INC.

                                     PART I


ITEM 1.  BUSINESS.

         GENERAL. The Registrant operates, through wholly-owned subsidiaries, Kentucky Fried Chicken ("KFC") restaurants under franchises from KFC Corporation. The Company also operates East Side Mario's restaurants in the Cleveland/Akron and Columbus, Ohio areas under franchises from East Side Mario's, Inc. As of May 28, 1998, the Company operated 39 KFC restaurants, three of which also offer Taco Bell products, as well as six East Side Mario's restaurants. The headquarters of the Registrant are located in the Cleveland, Ohio metropolitan area. Throughout this Report, the Registrant together with its subsidiaries is referred to as the "Company."

         RESTAURANT OPERATIONS. The Company's KFC restaurants prepare and sell the distinctive "Kentucky Fried Chicken" and Tender Roast(R) chicken along with related food items. All containers and packages bear KFC trademarks. The KFC/Taco Bell "2 in 1" restaurants prepare and sell a limited menu of Taco Bell items using the appropriate Taco Bell containers and packages as well as the full KFC menu. The East Side Mario's restaurants are full service, mid-priced, informal family restaurants inspired by New York City's famous "Little Italy" district of the 1950's. The menu features a variety of All-American grill favorites and authentic Italian specialties.

         Of the 39 KFC restaurants operated by the Company as of May 28, 1998, 12 are located in Ohio, 16 in Pennsylvania, 9 in Missouri, 1 in Illinois and 1 in West Virginia. The Company was one of the first KFC Corporation franchisees and has operated in excess of 20 KFC franchises for more than 25 years. Operations relating to these KFC units are seasonal to a certain extent, with higher sales generally occurring in the summer months. Five East Side Mario's restaurants operated by the Company are located in the Cleveland/Akron area and one in Columbus, Ohio.

         FRANCHISE AGREEMENTS. All of the Company's KFC restaurants are operated under franchise agreements with KFC Corporation. The Company considers retention of these agreements to be important to the success of its restaurant business and believes that its relationship with KFC Corporation is satisfactory. The KFC Corporation franchise agreements require the Company to pay royalties of 4% on gross revenues and to expend an additional 5% of gross revenues for national and local advertising and marketing. In May 1997, the Company renewed substantially all of its franchise agreements for twenty years. Subject to satisfying KFC requirements for restaurant image and other matters, franchise agreements are renewable at the Company's option for successive ten year periods. The franchise agreements provide that each KFC unit is to be inspected by KFC Corporation approximately three or four times per year. These inspections cover product preparation and quality, customer service, and restaurant appearance and operation. Taco Bell products are offered in the Company's KFC/Taco Bell "2 in 1" restaurants under five year license agreements which require the Company to pay royalties at 10% and advertising fund contributions at 1/2% of gross revenue. Both KFC Corporation and Taco Bell Corporation are wholly owned by Tricon Global Restaurants, Inc. The East Side Mario's restaurants are operated under franchise agreements with East Side Mario's, Inc., for remaining terms of 16 to 18 years and are renewable by the Company for one additional term of 10 years. The East Side Mario's franchise agreements require the Company to pay royalties of 4% on gross revenue and

                              MORGAN'S FOODS, INC.

                                 PART I (CONT'D)


1/2% of gross revenue to an advertising fund. The franchise agreements also require the Company to expend an additional 2 1/2% of gross revenue for advertising and promotion. The East Side Mario's franchise agreements also grant the right to East Side Mario's, Inc. to perform quality and franchise compliance inspections without prior notice to the Company. The Company is engaged in legal proceedings against the franchisor of East Side Mario's which are described in
Item 3 below.

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

                 The Company's KFC restaurants and KFC/Taco Bell "2 in 1" restaurants rely on innovative marketing techniques and promotions to compete with other restaurants in the areas in which they are located. The Company's competitive position is also enhanced by the national advertising program sponsored by KFC Corporation, Taco Bell Corporation and their franchisees. The East Side Mario's restaurants rely on a distinctive themed decor and a variety of Italian and American menu items at moderate prices. Emphasis is placed by the Company on its control systems and the training of personnel to maintain high food quality and good service. The Company believes that its KFC restaurants are competitive with other quick service restaurants on the basis of the important competitive factors in the restaurant business which include primarily restaurant location, product price, quality and differentiation; and restaurant and employee appearance. The Company considers the East Side Mario's restaurants to be less competitive against other casual mid-priced restaurants due to inadequate menus, food systems and marketing and operational support provided by the franchisor.

                 SUPPLIERS. The Company has been able to obtain sufficient supplies to carry on its business and believes it will be able to do so in the future.

                 GROWTH. During fiscal 1998, the Company completed construction of a new KFC restaurant on leased land in Greensburg, PA and completed the rebuilding of a KFC restaurant in the St. Louis market area. Also, the Company signed a definitive agreement to purchase six KFC restaurants in May, 1998 and expects to close the transactions in July, 1998. During fiscal 1997, the Company purchased the land and building of a previously leased KFC restaurant in the St. Louis market area, closed two unprofitable KFC restaurants in the St. Louis market and purchased two existing KFC restaurants in Pennsylvania from another franchisee.

                 EMPLOYEES. As of May 28, 1998, the Company employs approximately 1,121 persons, including 27 administrative and 101 managerial employees. The balance are hourly employees, most of whom are part-time. None of the restaurant employees are represented by a labor union. The Company considers its employee relations to be satisfactory.

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

         Of the 39 KFC restaurants, the Company owns the land and building for 16 locations, owns the building and leases the land for 4 locations and leases the land and building for 19 locations. Thirteen of the owned properties are subject to mortgages. Remaining lease terms (including renewal options) range from 3 to 28 years and average approximately 15 years. These leases generally require the Company to pay taxes and utilities, to maintain casualty and liability insurance, and to keep the property in good repair. The Company pays annual rental for each leased KFC restaurant in amounts ranging from $7,502 to $78,750. In addition, 18 of these leases require payment of additional rentals based on a percentage of gross sales in excess of certain base amounts. Sales for six KFC restaurants exceeded the respective base amounts in fiscal 1998. Of the six East Side Mario's restaurants, the Company owns the building and leases the land on one location and leases the land and the building for four locations. At the sixth location, the building is subject to a short-term lease which transfers ownership to the Company and the land is under a long-term lease. In addition, four of the East Side Mario's restaurant leases require payment of additional rentals based on a percentage of gross sales in excess of certain base amounts. Sales for these East Side Mario's restaurants did not exceed their base amounts for fiscal 1998.

         The Company believes that its restaurants are generally efficient, well equipped and maintained and in good condition.


ITEM 3.  LEGAL PROCEEDINGS.

         On April 20, 1998 the Company and its wholly owned subsidiary Morgan's Creative Restaurant Concepts, Inc. filed a lawsuit against East Side Mario's, Inc. and other related parties in Federal District Court in Cleveland, Ohio. The suit alleges fraud, deceptive trade practices and failure to support the East Side Mario's franchisees among other things and sets forth a demand for $20 million in damages. The complaint covers complex business and trade issues and contains 29 counts. The defendants have not yet filed an answer to the complaint. Certain royalty and advertising fund payments are in dispute and the franchisor has issued a notice of default to the Company on March 19, 1998 alleging non-payment of royalties and advertising fund contributions.

                              MORGAN'S FOODS, INC.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to security holders for a vote during the last quarter of the Company's fiscal year ended March 1, 1998.


EXECUTIVE OFFICERS OF THE COMPANY


         The Executive Officers and other Officers of the Company are as follows:


                                                   POSITION WITH
       NAME                      AGE                 REGISTRANT                 OFFICER SINCE
       ----                      ---               -------------                -------------

EXECUTIVE OFFICERS:

Leonard Stein-Sapir              59              Chairman of the Board          April 1989
                                                 and Chief Executive
                                                 Officer

James J. Liguori                 49              President and Chief            June 1979
                                                 Operating Officer

Kenneth L. Hignett               51              Senior Vice President-         May 1989
                                                 Chief Financial Officer
                                                 & Secretary

OTHER OFFICERS:

Barton J. Craig                  49              Senior Vice President -        January 1994
                                                 General Counsel

Vincent J. Oddi                  55              Vice President-                September 1979
                                                 Restaurant Development

Ramesh J. Gursahaney             49              Vice President-                January 1991
                                                 Operations Services


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

                              MORGAN'S FOODS, INC.

                                     PART II


ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Shares are traded on the American Stock Exchange under the symbol "MR". The following table sets forth, for the periods indicated, the high and low sales prices of the Common Shares as reported on the American Stock Exchange. All prices are adjusted for the 1 for 6 reverse stock split which was effective July 14, 1997.


                                                            PRICE RANGE
                                                         HIGH          LOW
                                                         ------------------
YEAR ENDED MARCH 1, 1998:
                    1st Quarter ......................    $3         $2 1/4
                    2nd Quarter ......................     3          1 11/16
                    3rd Quarter ......................     3          1 15/16
                    4th Quarter ......................     2 3/4      1 7/8

YEAR ENDED MARCH 2, 1997:
                    1st Quarter ......................    $4 1/2     $3 3/8
                    2nd Quarter ......................     4 1/2      3
                    3rd Quarter ......................     4 1/8      2 5/8
                    4th Quarter ......................     3 3/8      2 1/4


         As of May 7, 1998, the Company had approximately 1,112 shareholders of record. The Company has paid no dividends since fiscal 1975.

                              MORGAN'S FOODS, INC.

ITEM 6.  SELECTED FINANCIAL DATA.

         The following selected financial information for each of the five fiscal years in the period ended March 1, 1998, is derived from, and qualified in its entirety by, the consolidated financial statements of the Company. The following selected financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the notes thereto included elsewhere in this Report.

                 Dollars in thousands except per share amounts.


                                                                   YEARS ENDED
                                        ------------------------------------------------------------------
                                          MARCH 1,     MARCH 2,      MARCH 3,    FEBRUARY 26,  FEBRUARY 27,
                                           1998          1997          1996          1995          1994
                                        --------      --------      --------      --------      ----------

Revenues ..........................     $ 38,868      $ 38,252      $ 42,510      $ 53,295      $ 46,860
Cost of sales:
  Food, paper and beverage ........       12,259        12,141        13,662        17,282        15,020
  Labor and benefits ..............       10,456         9,951        11,122        13,807        11,967
Restaurant operating expenses .....       11,001        11,047        12,256        14,632        13,448
Depreciation and amortization .....        1,840         1,888         1,988         2,536         2,215
Asset impairments .................          -           2,939           -             -             -
General and administrative
 expenses .........................        2,799         2,876         2,947         3,759         3,516
                                        --------      --------      --------      --------      --------
Operating income (loss) ...........          513        (2,590)          535         1,279           694
Gain (loss) on sale of restaurants           (98)         (248)        1,681           -             -
Income (loss) before
 accounting change ................         (928)       (4,055)        1,126          (425)         (692)
Cumulative effect of
 accounting change (2) ............          -             -             -             -             600
                                        --------      --------      --------      --------      --------
Net income (loss) .................         (928)       (4,055)        1,126          (425)          (92)
Income (loss) per common share (1):
  Income (loss) before
    accounting change (1) .........         (.31)        (1.37)          .38          (.14)         (.23)
  Cumulative effect of
    accounting change .............          -             -             -             -             .20
                                        --------      --------      --------      --------      --------
  Net income (loss) ...............         (.31)        (1.37)          .38          (.14)         (.03)
Working capital (deficiency) ......       (2,046)         (884)         (562)       (3,728)       (1,637)
Total assets ......................       20,110        19,312        22,034        29,432        31,708
Long-term debt ....................        7,815         6,474         5,448         4,151        16,754
Long-term capital lease
 obligations ......................        5,019         4,847         5,062         3,896         2,573

Shareholders' equity ..............        2,256         3,300         7,378         6,249         6,652

         (1) Computed based upon the weighted average number of common and common equivalent shares outstanding during each year, which were 2,936,877 in 1998, 2,967,574 in 1997, 2,969,355 in 1996, 2,967,806 in 1995, and 2,966,053 in
1994

         (2) Pertains to adoption of SFAS No. 109, "Accounting for Income Taxes"

                              MORGAN'S FOODS, INC.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         RESULTS OF OPERATIONS. During fiscal 1996 through 1998 the Company operated Kentucky Fried Chicken ("KFC") franchised restaurants in Illinois, Missouri, New Jersey, Ohio, Pennsylvania and West Virginia and East Side Mario's franchised restaurants in Ohio. The average number of KFC restaurants in operation during fiscal 1998 was 39 compared to 40 during fiscal 1997 and 46 during fiscal 1996. During fiscal 1998, the Company opened one new KFC restaurant and added Taco Bell products to three existing KFC's. The Company opened one East Side Mario's during fiscal 1996 and currently operates six of the restaurants.

         REVENUES. Revenue was $38,868,000 in fiscal 1998 an increase of $616,000 or 1.6% compared to a decrease of 10.0% in fiscal 1997 and a decrease of 20.2% in fiscal 1996. Fiscal 1996 had 53 weeks compared to 52 weeks in both fiscal 1998 and 1997.

         The 1.6% increase in revenue during fiscal 1998 was due to the combination of several factors. First, comparable sales in the KFC restaurants open two years or more increased 1.8% or $383,000 primarily due to the addition of Taco Bell products. The two KFC restaurants which were acquired just prior to the beginning of the fiscal year and the new KFC opened during the year accounted for an increase of $1,735,000, which was partially offset by three closed KFC restaurants in the St. Louis market which caused a decline of $738,000 in sales. Finally, East Side Mario's restaurant sales declined $764,000 or 7.9% compared to the prior year. Revenues for the comparable KFC restaurants were flat during fiscal 1998 compared to the prior year primarily because fiscal 1997 revenues were extremely strong and many of the Company's KFC restaurants were closed for short periods of time during the fiscal 1998 year to facilitate remodeling and image enhancements. As a result of image enhancements of most of the Company's KFC restaurants over the past 2 years, Management believes that its KFC restaurant portfolio is in excellent condition and that the improved appearances will contribute to strong future revenues. The East Side Mario's restaurants continue to perform poorly because of the lack of an effective food system, lack of advertising support and complete failure of the franchisor to make the concept competitive in the mid-priced casual restaurant market. The 10.0% decrease in revenue during fiscal 1997 was the combination of a decrease of $2,242,000 in KFC sales and a decrease of $2,016,000 in East Side Mario's sales. The decrease in KFC revenues was due to four factors. First, revenues for the 24 sold KFC restaurants were $3,106,000 in fiscal 1996 through May 5, 1995 (date of sale). Second, the extra week in fiscal 1996 accounted for $526,000 in additional revenue in that year. Third, revenues of the two St. Louis KFC's which were closed in June and July, 1996 caused a reduction of $508,000 in revenues for fiscal 1997 while the purchase of the two Pennsylvania KFC's in December added $260,000. These net decreases were partially offset by a $1,638,000 or 6.8% increase in comparable KFC revenues. The increase in KFC revenues is primarily attributable to successful new product introductions and more effective advertising by the franchisor and improved operations of the Company's restaurants due to a restructuring of field management. The decline in East Side Mario's revenue was caused by the extra week of sales in fiscal 1996 of $196,000 and a decline in comparable restaurant sales of $1,820,000 or 15.8%. East Side Mario's comparable restaurant revenues continued to decline during fiscal 1997 due to an ineffective new menu and food system introduction by the franchisor which caused a decline in food quality and service as well as the continued absence of marketing support in the face of intense competition from other restaurants.

                              MORGAN'S FOODS, INC.

         Revenues for the 16 weeks ended March 1, 1998 were $11,224,000, an increase of $555,000 from the 16 weeks ended March 2, 1997. Comparable KFC restaurant revenues increased 10.5% in the fiscal 1998 quarter compared to the fiscal 1997 quarter while East Side Mario's comparable restaurant revenues declined by 3.9% for the same period. The reasons for these changes are the same as mentioned above in the full year comparisons.

         COST OF SALES - FOOD, PAPER AND BEVERAGE. Food, paper and beverage costs were $12,259,000 or 31.5% of sales in fiscal 1998 compared to $12,141,000 or 31.7% of sales in fiscal 1997. Food, paper and beverage costs declined by 0.4% of sales in the KFC's due to efficiencies from higher average restaurant volumes and the absence of high food cost promotions. Food, paper and beverage costs remained constant as a percent of sales in the East Side Mario's despite declining revenues as the result of effective operational controls. Food, paper and beverage costs were $12,141,000 or 31.7% of sales in fiscal 1997 compared to $13,662,000 or 32.1% of sales in fiscal 1996. Food, paper and beverage costs declined by 0.5% of sales in the KFC's due to efficiencies from higher volumes and the absence of high food cost promotions. Food, paper and beverage costs declined by 0.4% of sales in the East Side Mario's due to more effective operational controls.

         For the fourth quarter, food, paper and beverage costs in fiscal 1998 declined as a percentage of sales to 31.2% from 31.5% in fiscal 1997. This decrease is from improvements in operating efficiency of the KFC restaurants and the consistently strong operational controls in the East Side Mario's restaurants.

         COST OF SALES - LABOR AND BENEFITS. Labor and benefits increased to $10,456,000 or 26.9% of sales in fiscal 1998 from $9,951,000 or 26.1% of sales in fiscal 1997. Labor costs in the KFC's increased by approximately 1.6% of sales primarily due to the increase in the minimum wage and the inefficiencies created by many short term restaurant closings during fiscal 1998 to facilitate image enhancements and remodeling. The labor costs in the East Side Mario's remained relatively consistent as a percentage of sales despite lower volumes due to continuing strong management controls. Labor and benefits decreased to $9,951,000 or 26.0% of sales in fiscal 1997 from $11,122,000 or 26.2% of sales in fiscal 1996. Labor costs in the KFC's declined by approximately 1.0% of sales due to increased efficiencies created by higher volumes and improved management controls. The labor costs in the East Side Mario's, however, increased as a percentage of sales by 3.2% as a result of lower volumes.

         Labor and benefit costs for the fourth quarter increased to $3,127,000 or 27.9% of sales in fiscal 1998 from $2,803,000 or 26.3% of sales in fiscal 1997. Labor costs as a percentage of sales in the KFC's increased 2.1% in the fiscal 1998 fourth quarter compared to the fiscal 1997 fourth quarter while labor costs in the East Side Mario's increased as a percentage of sales 1.1% for the same periods. The changes were primarily caused by the minimum wage increase which was not offset by price increases and a temporary increase in workers' compensation costs from retrospective insurance premium charges.

                              MORGAN'S FOODS, INC.

         RESTAURANT OPERATING EXPENSES. Restaurant operating expenses in fiscal 1998 declined slightly to $11,001,000 or 28.3% of revenue from $11,047,000 or 28.9% of revenue in fiscal 1997. KFC operating expenses declined primarily due to lower rent and advertising expenditures which were partially offset by increases in East Side Mario's land and building rent. Restaurant operating expenses decreased to $11,047,000 in fiscal 1997 from $12,256,000 in fiscal 1996 but remained relatively constant as a percentage of sales at 28.9% in fiscal 1997 compared to 28.8% in fiscal 1996. In the KFC restaurants, the decreases were mainly in occupancy expenses due to the 53 weeks contained in fiscal 1996 and lower advertising expenditures in fiscal 1997. The East Side Mario's decreases were mainly in royalties due to the lower sales in fiscal 1997, decreased advertising expenditures and lower rent due to the 53 weeks contained in fiscal 1996.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization in fiscal 1998 decreased slightly to $1,840,000 from $1,888,000 in fiscal 1997. This decrease was the combination of two factors. First, depreciation and amortization were reduced as a result of the asset impairment write-down taken in the fourth quarter of fiscal 1997. This decrease was partially offset by the addition of new restaurants and restaurant equipment related to the restaurant acquisition, building and refurbishment undertaken by the Company. Depreciation and amortization in fiscal 1997 decreased slightly to $1,888,000 from $1,988,000 in fiscal 1996. This decrease is the result of the absence of $152,000 of depreciation from the 24 KFC's sold on May 5, 1995 partially offset by higher depreciation from the purchase of a previously leased KFC restaurant early in the fiscal year and two KFC's purchased in the fourth quarter.

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

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased to $2,799,000 in fiscal 1998 from $2,876,000 in fiscal 1997. The decrease was primarily due to lack of the litigation accrual recorded in fiscal 1997 and reduction of field administration expenses in the East Side Mario's restaurants, partially offset by increased expenses related to the reverse stock split and upgrading of computer systems. General and administrative expenses decreased to $2,876,000 in fiscal 1997 from $2,947,000 in fiscal 1996. The decrease of $71,000 was the result of a reduction of KFC field administration expenses and a decrease in corporate overhead, partially offset by the recording of an accrual for litigation expenses related to worker's compensation.

         OPERATING INCOME. Operating income in fiscal 1998 was $513,000 compared to an operating loss of $2,590,000 in fiscal 1997. The operating loss in fiscal 1997 would have been operating income of $349,000 without the asset impairment write-down of $2,939,000 taken in fiscal 1997. The improvement in fiscal 1998 is primarily the result of additional KFC restaurants, the addition of Taco Bell sales, improvement

                              MORGAN'S FOODS, INC.

in food costs and reduction in general and administrative expenses as discussed above. The operating loss in fiscal 1997 was $2,590,000 including $2,939,000 of non-recurring charges for the impairment of assets, or income of $349,000 before the charges, compared to operating income of $535,000 in fiscal 1996. Excluding asset impairments, the change in operating income was primarily the result of a decrease in operating income for the East Side Mario's restaurants of $788,000 partially offset by an increase of $602,000 in operating income from the KFC restaurants.

         INTEREST EXPENSE AND OTHER INCOME. Interest expense from bank debt and notes payable increased to $836,000 in fiscal 1998 compared to $635,000 in fiscal 1997. This increase is the result of additional debt incurred for the purchase of two KFC restaurants late in fiscal 1997, the building of one new KFC, the image enhancement of 12 KFC's, the addition of Taco Bell facilities to three KFC restaurants, and the early renewal of substantially all of the Company's KFC franchise agreements. Interest on capitalized lease debt, at $554,000 in fiscal 1998, was substantially unchanged from $564,000 in fiscal 1997. Interest expense from bank debt and notes payable decreased to $635,000 in fiscal 1997 from $705,000 in fiscal 1996 as a result of lower borrowings due to repayment of $9,750,000 of bank debt in May 1995, partially offset by the net addition of approximately $1,100,000 of other debt for restaurant acquisitions and enhancements. Interest expense on capitalized lease obligations remained substantially unchanged at $564,000 in fiscal 1997 compared to $579,000 in fiscal 1996. Other income in fiscal 1998 of $61,000 was significantly greater than the $7,000 in fiscal 1997 due to the lack of write off of deferred financing costs which occurred in fiscal 1997, partially offset by lower interest income in fiscal 1998. Other income in fiscal 1997 was $7,000 compared to $211,000 in fiscal 1996 due to lower vendor discounts and the write-off of expenses related to previously capitalized financing costs.

         GAIN (LOSS) ON SALE OF RESTAURANTS. In fiscal 1998 the Company recorded losses of $98,000 related to the closing of one KFC restaurant and the disposal of equipment during several image enhancements. In fiscal 1997 the Company recorded losses of $248,000 related to the disposal of three KFC restaurants. The Company recorded a gain of $1,681,000 in fiscal 1996 from the sale of twenty-four KFC restaurants on May 5, 1995.

         LIQUIDITY AND CAPITAL RESOURCES. The Company, like others in the restaurant industry, operates on minimal working capital and relies on cash flow from operations, debt borrowings and lease financing for the construction and refurbishment of restaurant properties and repayment of debt. Cash flow activity for fiscal 1998, 1997 and 1996 is presented in the Consolidated Statements of Cash Flows.

         Capital expenditures for fiscal 1998 were $3,074,000, substantially all of which related to KFC restaurants. In fiscal 1998 the Company received $1,651,000 in mortgage financing for the construction of one new KFC restaurant, the refurbishment of six KFC restaurants and the addition of Taco Bell products to three KFC restaurants. The Company also received proceeds of $698,000 from sale/leaseback transactions used to finance the image enhancement of five KFC restaurants. The Company made principal payments on long-term debt of $490,000 in fiscal 1998.

                              MORGAN'S FOODS, INC.

         The Company has recently installed the newest version of its accounting software package and a later version of the network operating system used at the Home Office, both of which are year 2000 compliant. Management believes that it has no significant year 2000 operating exposure in its critical core systems.

         The KFC operations of the Company have historically provided sufficient cash flow to service the Company's debt, refurbish and upgrade KFC restaurant properties and cover administrative overhead. Management believes that operating cash flow will provide sufficient capital to continue to operate and maintain the KFC and East Side Mario's restaurants, service the Company's debt and support required corporate expenses. In addition to the Company's operating cash flow, management believes that additional financing, including long-term leases of build-to-suit restaurants, development lines of credit and sale/leaseback arrangements can be obtained to refurbish and acquire KFC restaurants. Subsequent to the end of fiscal 1998 the Company entered into a definitive agreement to purchase four existing KFC restaurants from another KFC franchisee which will be financed under an existing mortgage financing commitment.

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

         The Company will commit approximately $800,000 to image enhancements of existing KFC restaurants during fiscal 1999 under an existing lease commitment. There are no plans to add additional East Side Mario's restaurants for the next fiscal year.

         The Company has authorization from the Board of Directors to purchase up to 158,333 common shares from time to time in the open market or in negotiated transactions.

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

             None.

                              MORGAN'S FOODS, INC.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information on Directors of the Company is incorporated herein by reference to the definitive Proxy Statement to security holders for the 1998 annual meeting to be filed with the Securities and Exchange Commission on or before June 25, 1998.

         Information regarding the Executive Officers of the Company is reported in a separate section captioned "Executive Officers of the Company" included in
Part I hereof.


ITEM 11. EXECUTIVE COMPENSATION.

         Information on executive compensation is incorporated herein by reference to the definitive Proxy Statement to security holders for the 1998 annual meeting to be filed with the Securities and Exchange Commission on or before June 25, 1998.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Information on security ownership of certain beneficial owners, officers and directors is incorporated herein by reference to the definitive Proxy Statement to security holders for the 1998 annual meeting to be filed with the Securities and Exchange Commission on or before June 25, 1998.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information on certain relationships and related transactions is incorporated herein by reference to the definitive Proxy Statement to security holders for the 1998 annual meeting to be filed with the Securities and Exchange Commission on or before June 25, 1998.

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

                              MORGAN'S FOODS, INC.
                        INDEX TO FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULES
                               ITEM 14 (a) 1 AND 2



                                                                         PAGE
ITEM 14 (a) 1                                                         REFERENCE
-------------                                                         ---------

Independent Auditors' Report.............................................16

Consolidated Balance Sheets
  at March 1, 1998 and March 2, 1997.....................................17

Consolidated Statements of Operations
  for the years ended March 1, 1998, March 2, 1997 and March 3, 1996.....18

Consolidated Statements of Shareholders' Equity
  for the years ended March 1, 1998, March 2, 1997 and March 3, 1996.....19

Consolidated Statements of Cash Flows
  for the years ended March 1, 1998, March 2, 1997 and March 3, 1996.....20

Notes to Consolidated Financial Statements...............................21


ITEM 14 (a) 2
-------------

             All schedules normally required by Form 10-K are not required under the related instructions or are inapplicable, and therefore are not presented.

INDEPENDENT AUDITORS' REPORT










To the Board of Directors and Shareholders
Morgan's Foods, Inc.
Cleveland, Ohio

We have audited the accompanying consolidated balance sheets of Morgan's Foods, Inc. and subsidiaries as of March 1, 1998 and March 2, 1997 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended March 1, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Morgan's Foods, Inc. and subsidiaries at March 1, 1998 and March 2, 1997 and the results of their operations and their cash flows for each of the three years in the period ended March 1, 1998 in conformity with generally accepted accounting principles.




/s/ Deloitte & Touche LLP
Cleveland, Ohio
May 27, 1998

                              MORGAN'S FOODS, INC.
                           CONSOLIDATED BALANCE SHEETS
                         MARCH 1, 1998 AND MARCH 2, 1997


ASSETS
                                                                     1998              1997
                                                                ------------      ------------
 Current assets:
  Cash and equivalents ....................................     $  2,316,000      $  3,013,000
  Marketable securities (Note 5) ..........................          102,000           198,000
  Receivables .............................................           74,000           112,000
  Inventories .............................................          325,000           293,000
  Prepaid expenses ........................................          157,000           191,000
                                                                ------------      ------------
                                                                   2,974,000         3,807,000

 Property and equipment(Notes 5 and 6):

  Land ....................................................        1,949,000         1,724,000
  Buildings and improvements ..............................        7,160,000         5,973,000
  Property under capital leases ...........................        5,621,000         5,182,000
  Leasehold improvements ..................................        3,280,000         3,323,000
  Equipment, furniture and fixtures .......................        8,995,000         8,121,000
  Construction in progress ................................           28,000           461,000
                                                                ------------      ------------
                                                                  27,033,000        24,784,000
 Less accumulated depreciation and amortization ...........       11,934,000        10,875,000
                                                                ------------      ------------
                                                                  15,099,000        13,909,000
 Other assets .............................................        1,437,000           996,000
 Deferred taxes (Note 8) ..................................          600,000           600,000
                                                                ------------      ------------
                                                                $ 20,110,000      $ 19,312,000

LIABILITIES AND SHAREHOLDERS' EQUITY

 Current liabilities:
  Current maturities of long-term debt (Note 5) ...........     $    563,000      $    324,000
  Current maturities of capital lease obligations (Note 6)           503,000           409,000
  Accounts payable ........................................        1,969,000         1,914,000
  Accrued liabilities (Note 4) ............................        1,985,000         2,044,000
                                                                ------------      ------------
                                                                   5,020,000         4,691,000

 Long-term debt (Note 5) ..................................        7,815,000         6,474,000
 Long-term capital lease obligations (Note 6) .............        5,019,000         4,847,000

 Commitments and contingencies (Notes 3, 5 and 6)

SHAREHOLDERS' EQUITY

 Preferred shares, 1,000,000 shares authorized,
   no shares outstanding
 Common Stock:
   Authorized shares - 25,000,000
   Issued shares - 2,969,405 ..............................           30,000            30,000
   Treasury Shares - 58,566 and 8,333 .....................         (139,000)          (23,000)
 Capital in excess of stated value ........................       28,875,000        28,875,000
 Accumulated deficit ......................................      (26,510,000)      (25,582,000)
                                                                ------------      ------------
 Total shareholders' equity ...............................        2,256,000         3,300,000
                                                                ------------      ------------
                                                                $ 20,110,000      $ 19,312,000

                 See notes to consolidated financial statements.

                              MORGAN'S FOODS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           YEARS ENDED MARCH 1, 1998, MARCH 2, 1997 AND MARCH 3, 1996



                                             1998              1997              1996
                                        ------------      ------------      ------------

Revenues ..........................     $ 38,868,000      $ 38,252,000      $ 42,510,000

Cost of sales:
  Food, paper and beverage ........       12,259,000        12,141,000        13,662,000
  Labor and benefits ..............       10,456,000         9,951,000        11,122,000
Restaurant operating expenses .....       11,001,000        11,047,000        12,256,000
Depreciation and amortization .....        1,840,000         1,888,000         1,988,000
Asset impairments (Note 2) ........              -           2,939,000               -
General and administrative expenses        2,799,000         2,876,000         2,947,000
                                        ------------      ------------      ------------
Operating income (loss) ...........          513,000        (2,590,000)          535,000
Interest Expense:
  Bank debt and notes payable .....         (836,000)         (635,000)         (705,000)
  Capital leases ..................         (554,000)         (564,000)         (579,000)
Gain(loss) on sale or
 disposal of restaurants (Note 3) .          (98,000)         (248,000)        1,681,000
Other income and expense, net .....           61,000             7,000           211,000
                                        ------------      ------------      ------------
Income(loss) before income taxes ..         (914,000)       (4,030,000)        1,143,000
Provision for income taxes (Note 8)           14,000            25,000            17,000
                                        ------------      ------------      ------------
Net income (loss) .................     $   (928,000)     $ (4,055,000)     $  1,126,000
                                        ============      ============      ============

Net income (loss) per share .......     $       (.31)     $      (1.37)     $        .38
                                        ============      ============      ============


                 See notes to consolidated financial statements.

                              MORGAN'S FOODS, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
           YEARS ENDED MARCH 1, 1998, MARCH 2, 1997 AND MARCH 3, 1996





                                                                                           CAPITAL IN                      TOTAL
                                         COMMON SHARES             TREASURY SHARES         EXCESS OF      ACCUMULATED  SHAREHOLDERS'
                                     SHARES        AMOUNT        SHARES       AMOUNT      STATED VALUE      DEFICIT        EQUITY
                                   ----------   -----------    ---------    ----------    ------------   ------------  ------------

Balance, February 26, 1995 .....    2,969,405   $ 2,969,000         (250)   $   (3,000)   $ 25,936,000   $(22,653,000)  $ 6,249,000
Net income .....................                                                                            1,126,000     1,126,000
Issuance of treasury stock
 for 401(k) contributions ......                                     250         3,000                                        3,000
                                   ----------   -----------    ---------    ----------    ------------   ------------   -----------
Balance, March 3, 1996 .........    2,969,405     2,969,000          -             -        25,936,000    (21,527,000)    7,378,000
Change in stated value (Note 9)                  (2,939,000)                                 2,939,000
Net loss .......................                                                                           (4,055,000)   (4,055,000)
Purchase of treasury shares ....                                  (8,333)      (23,000)                                     (23,000)
                                   ----------   -----------    ---------    ----------    ------------   ------------   -----------
Balance, March 2, 1997 .........    2,969,405        30,000       (8,333)      (23,000)     28,875,000    (25,582,000)    3,300,000
Net loss .......................                                                                             (928,000)     (928,000)
Purchase of treasury shares ....                                 (50,233)     (116,000)                                    (116,000)
                                   ----------   -----------    ---------    ----------    ------------   ------------   -----------
Balance, March 1, 1998 .........    2,969,405   $    30,000      (58,566)   $ (139,000)   $ 28,875,000   $(26,510,000)  $ 2,256,000
                                   ==========   ===========    =========    ==========    ============   ============   ===========



                 See notes to consolidated financial statements.

                              MORGAN'S FOODS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           YEARS ENDED MARCH 1, 1998, MARCH 2, 1997 AND MARCH 3, 1996


                                                      1998              1997              1996
                                                 ------------      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss) .........................     $   (928,000)     $ (4,055,000)     $  1,126,000
 Adjustments to reconcile to net cash
  provided by operating activities:
   Depreciation and amortization ...........        1,840,000         1,888,000         1,988,000
   Asset impairments .......................              -           2,939,000               -
   (Gain) loss on sale or
    disposal of restaurants ................           98,000           248,000        (1,681,000)
   Changes in assets and liabilities:
    Decrease in receivables ................           38,000            30,000           121,000
    Decrease (Increase) in inventories .....          (32,000)           54,000           (32,000)
    Decrease in prepaid expenses ...........           34,000            17,000            91,000
    Increase in other assets ...............          (91,000)          (12,000)         (106,000)
    Increase (Decrease) in accounts payable            55,000            30,000          (796,000)
    Increase (Decrease) in accrued
     liabilities ...........................          (60,000)          382,000          (346,000)
                                                 ------------      ------------      ------------
  Net cash provided by operating activities           954,000         1,521,000           365,000
                                                 ------------      ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale of restaurants ......................           15,000            21,000        10,257,000
  Capital expenditures .....................       (3,074,000)       (2,203,000)         (813,000)
  Proceeds from sale and maturity
   of marketable securities ................           96,000            87,000            74,000
                                                 ------------      ------------      ------------
 Net cash provided by (used in)
  investing activities .....................       (2,963,000)       (2,095,000)        9,518,000
                                                 ------------      ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of long-term debt,
  net of financing costs ...................        1,651,000         1,355,000         5,343,000
 Principal payments on long-term debt ......         (490,000)         (268,000)         (635,000)
 Principal payments on capital
  lease obligations ........................         (431,000)         (373,000)         (324,000)
 Bank debt repayment in advance of
  scheduled maturities .....................              -                 -         (13,913,000)
 Proceeds from sale/leaseback transactions .          698,000           230,000           319,000
 Purchase of treasury shares ...............         (116,000)          (23,000)              -
                                                 ------------      ------------      ------------
 Net cash provided by (used in)
  financing activities .....................        1,312,000           921,000        (9,210,000)
                                                 ------------      ------------      ------------
 Net change in cash and equivalents ........         (697,000)          347,000           673,000
 Cash and equivalents, beginning balance ...        3,013,000         2,666,000         1,993,000
                                                 ------------      ------------      ------------
 Cash and equivalents, ending balance ......     $  2,316,000      $  3,013,000      $  2,666,000
                                                 ============      ============      ============
 Noncash investing and financing activities
  franchise fees and capital leases ........     $    418,000     $         -        $  1,547,000
                                                 ============      ============      ============

                 See notes to consolidated financial statements.

                              MORGAN'S FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 MARCH 1, 1998, MARCH 2, 1997 AND MARCH 3, 1996


NOTE 1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

         DESCRIPTION OF BUSINESS. Morgan's Foods, Inc. ("The Company") operates 39 Kentucky Fried Chicken ("KFC") restaurants in the states of Illinois, Missouri, Ohio, Pennsylvania and West Virginia, which comprised 77% of total revenues for fiscal 1998. The Company also operates, as franchisee, 6 East Side Mario's restaurants in the Cleveland/Akron and Columbus, Ohio areas which comprised 23% of total revenues for fiscal 1998. The Company's fiscal year is a 52-53 week year ending on the Sunday nearest the last day of February. Fiscal 1996 was a 53 week year.

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

         CASH AND EQUIVALENTS. The Company considers all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents.

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

         PROPERTY AND EQUIPMENT. Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets as follows: buildings and improvements - 3 to 20 years; equipment, furniture and fixtures - 10 years. Leasehold improvements are amortized over 3 to 15 years, which is the shorter of the life of the asset or life of the lease. The asset values of the capitalized leases are amortized using the straight-line method over the lives of the respective leases which range from 15 to 20 years. Depreciation and amortization expense for fiscal 1998, 1997 and 1996 was $1,772,000, $1,770,000 and $1,741,000, respectively.

                              MORGAN'S FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 MARCH 1, 1998, MARCH 2, 1997 AND MARCH 3, 1996


         Management evaluates the net carrying value of property and equipment periodically in light of both the estimated future cash flows resulting from the use of the assets as well as the estimated liquidation value of such assets. Management believes the carrying value of property and equipment at March 1, 1998 will be recovered from future cash flows.

         FRANCHISE AGREEMENTS. Franchise agreements are recorded at cost. Amortization is computed on the straight-line method over the term of the franchise agreement. The Company's franchise agreements are predominantly 20 years in length. Annual amortization expense was $29,000, $12,000 and $13,000 for fiscal years 1998, 1997 and 1996.

         GOODWILL. Goodwill was amortized over forty years on a straight-line basis. Annual amortization expense was $40,000 and $53,000 for fiscal 1997 and 1996, respectively. Management evaluates the carrying amount of goodwill periodically based upon past and projected cash flows from operations and the estimated fair value of related assets and as a result wrote off the remaining balance of goodwill in fiscal 1997 (see Note 2).

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

Comparable restaurant revenues, operating income and cash flows of East Side Mario's restaurants had decreased in fiscal 1996. The franchisor and the Company instituted a number of changes in fiscal 1997 which were expected to improve the financial performance of the East Side Mario's restaurants. However, in

                              MORGAN'S FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 MARCH 1, 1998, MARCH 2, 1997 AND MARCH 3, 1996


spite of those changes, the financial performance of these restaurants further declined significantly in fiscal 1997. Also, in February 1997, East Side Mario's, Inc., the franchisor of these restaurants, was sold by Pizza Hut, Inc., a subsidiary of PepsiCo, Inc., to another franchisor. Based upon the current poor financial performance of the East Side Mario's restaurants, which management expects to continue unless changes are made to this restaurant concept, and the uncertainty of when or if such improvements may be made by the new franchisor, management determined that the carrying value of property and equipment of certain East Side Mario's restaurants was impaired. Accordingly, the Company recorded asset impairments of $1,700,000 to write-down property and equipment of certain East Side Mario's restaurants, based upon the present value of estimated future cash flows of the restaurants.

         The Company also wrote off remaining goodwill of $1,239,000 related to the 1987 purchase of KFC restaurants in the St. Louis, Missouri market. This impairment resulted from new requirements for expenditures to upgrade facilities due to the August 1996 settlement of the long-standing lawsuit between the Association of KFC Franchisees and KFC Corporation. This settlement included a requirement that franchisees upgrade their restaurants to current KFC standards in order to obtain new 20 year franchise agreements under favorable terms. The specific facility upgrade requirements were communicated to the Company and all other KFC franchisees in January 1997 after facility inspections by representatives of KFC Corporation. Including these expenditures, management estimated that future cash flows from operation or liquidation of these restaurants would not recover the carrying value of goodwill.

         These asset impairments resulted from management's estimates of future cash flows from operation and/or liquidation of the assets. It is reasonably possible that actual cash flows in the future from these assets could be greater, or less, than management's current estimates, and such differences could be material. Differences between management's current estimates of future cash flows and revised estimates, or actual cash flows, in the future could result in additional gains or losses in future periods from operation or liquidation of these assets. Cash flows related to the assets for which the impairment was recorded were similar in fiscal 1998 compared to fiscal 1997.


NOTE 3. DISPOSITION OF ASSETS.

         During fiscal 1998 and 1997, the Company recognized losses totaling $98,000 and $248,000, respectively from the disposal of restaurant assets and the closing of unprofitable restaurants. These restaurants did not have a material effect upon the Company's consolidated results of operations or financial position. The Company recorded a gain of $1,681,000 in fiscal 1996 from the sale of twenty-four KFC restaurants on May 5, 1995. As of March 1, 1998 the Company remains as the guarantor on two leases related to the sale for periods of 8 and 12 years.

                              MORGAN'S FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 MARCH 1, 1998, MARCH 2, 1997 AND MARCH 3, 1996


NOTE 4.  ACCRUED LIABILITIES.

         Accrued liabilities consist of the following at March 1, 1998 and March 2, 1997:


                                                         1998             1997
                                                     ----------       ----------
Accrued compensation .........................       $  631,000       $  598,000
Accrued taxes other than income taxes ........          291,000          381,000
Accrued liabilities related
 to sold restaurants .........................          266,000          352,000
Other accrued expenses .......................          797,000          713,000
                                                     ----------       ----------
                                                     $1,985,000       $2,044,000
                                                     ==========       ==========


NOTE 5.  LONG-TERM DEBT.

         Long-term debt consists of the following at March 1, 1998 and March 2, 1997:


                                                                     1998           1997
                                                                  ----------     ----------
Mortgage debt, monthly payments of $84,000 including
 interest at 9.69% to 10.63%, through 2012,
 collateralized by thirteen restaurants having a
 net book value at March 1, 1998 of $4,270,000 ..............     $7,610,000     $6,617,000

Equipment loans, monthly payments of $7,000 including
 interest at 10.1% through February 2004 collateralized
 by equipment at four KFC restaurants .......................        362,000            -

Notes payable, monthly payments of $12,000 including interest
 at 7.0% through June 2000 for early renewal franchise fees .        321,000            -

Note payable at 9%, monthly payments of $9,100 including
 interest through October 1998 and thereafter $500 through
 October 2003, collateralized by marketable securities
 having a value of $102,000 at March 1, 1998 ................         85,000        181,000
                                                                  ----------     ----------
                                                                   8,378,000      6,798,000
Less current maturities .....................................        563,000        324,000
                                                                  ----------     ----------
                                                                  $7,815,000     $6,474,000
                                                                  ==========     ==========

         The Company paid interest relating to long-term debt of approximately $800,000, $590,000 and $813,000 in fiscal 1998, 1997 and 1996, respectively.

                              MORGAN'S FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 MARCH 1, 1998, MARCH 2, 1997 AND MARCH 3, 1996


NOTE 6.  LEASE OBLIGATIONS AND OTHER COMMITMENTS.

         Property under capital leases at March 1, 1998 and March 2, 1997 are as follows:


                                                 1998           1997
                                              ----------     ----------

         Leased property:
             Buildings ..................     $3,895,000     $3,854,000
             Equipment, furniture
              and fixtures ..............      1,726,000      1,328,000
                                              ----------     ----------
             Total ......................      5,621,000      5,182,000
         Less accumulated amortization ..      1,723,000      1,499,000
                                              ----------     ----------
                                              $3,898,000     $3,683,000

         Amortization of leased property under capital leases was $482,000, $495,000 and $391,000 in fiscal 1998, 1997 and 1996, respectively.

         Related obligations under capital leases at March 1, 1998 and March 2, 1997 are as follows:


                                                      1998           1997
                                                   ----------     ----------

         Capital lease obligations ...........     $5,522,000     $5,256,000
         Less current maturities .............        503,000        409,000
                                                   ----------     ----------
         Long-term capital lease obligations .     $5,019,000     $4,847,000
                                                   ==========     ==========

         The Company paid interest of approximately $554,000, $564,000 and $579,000 relating to capital lease obligations in fiscal 1998, 1997 and 1996, respectively.

         Future minimum rental payments to be made under capital leases at March 1, 1998, are as follows:


                   1999 .....................         $ 1,042,000
                   2000 .....................             959,000
                   2001 .....................             766,000
                   2002 .....................             693,000
                   2003 .....................             643,000
                   Later years ..............           5,890,000
                                                      -----------
                                                        9,993,000
                   Less amount representing
                   interest .................           4,471,000
                                                      -----------
                   Total obligations under
                   capital leases ...........         $ 5,522,000
                                                      ===========

The Company's leases for restaurant land and buildings are noncancellable and expire on various dates through 2014. The leases have renewal options ranging from 1 to 27 years. Certain restaurant land and building leases require the payment of additional rent equal to an amount by which a percentage of annual

                              MORGAN'S FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 MARCH 1, 1998, MARCH 2, 1997 AND MARCH 3, 1996


sales exceeds annual minimum rentals. The interest rates on the leases range predominantly from 9.5% to 13.0%. Total contingent rentals were $72,000, $63,000 and $41,000 in fiscal 1998, 1997 and 1996, respectively. Future noncancellable minimum rental payments under operating leases at March 1, 1998, are as follows:
1999 - $1,537,000; 2000 - $1,292,000; 2001 - $1,241,000; 2002 - $1,122,000; 2003
- $917,000; and an aggregate $8,564,000 for the years thereafter. Rental expense for all operating leases was $1,620,000, $1,915,000 and $2,168,000 for fiscal 1998, 1997 and 1996, respectively.

         The Company is required to pay royalties of 4% of gross revenues to KFC Corporation and to expend an additional 5% of gross revenues on national and local advertising pursuant to its franchise agreements.

         The East Side Mario's franchise agreement requires the Company to pay royalties of 4% on gross revenues and 1/2% of gross revenues to an advertising fund. The franchise agreement also requires the Company to expend an additional 2 1/2% of gross revenues for advertising and promotion. Certain royalty and advertising fund payments are in dispute and the franchisor has issued a notice of default to the Company on March 19, 1998 alleging non-payment of royalties and advertising fund contributions. On April 20, 1998 the Company and its wholly owned subsidiary Morgan's Creative Restaurant Concepts, Inc. filed a lawsuit against East Side Mario's, Inc. and other related parties in Federal District Court in Cleveland, Ohio. The suit alleges fraud, deceptive trade practices and failure to support the East Side Mario's franchisees among other things and sets forth a demand for $20 million in damages.


NOTE 7. NET INCOME PER COMMON SHARE.

         Net income per common share has been computed based on the weighted average number of common shares outstanding during each year which totaled 2,936,877, 2,967,574 and 2,969,355 for fiscal 1998, 1997 and 1996, respectively.
A one for six reverse stock split was effective on July 14, 1997. All share and per share data have been restated to reflect the one for six reverse stock split.


NOTE 8. INCOME TAXES.

         The current provision for income taxes, which approximates tax payments, consists of state and local taxes of $14,000, $25,000 and $17,000 for fiscal 1998, 1997 and 1996, respectively. There was no deferred provision for income taxes during each of the fiscal years 1998, 1997 and 1996.

                              MORGAN'S FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 MARCH 1, 1998, MARCH 2, 1997 AND MARCH 3, 1996


         A reconciliation between the provision for income taxes and income taxes calculated at the statutory tax rate of 35% is as follows:


                                                   1998             1997             1996
                                               -----------      -----------      -----------
         Tax provision (benefit) at
          statutory rate .................     $  (320,000)     $(1,411,000)     $   400,000
         Goodwill amortization/write-off .             -            448,000           19,000
         State and local taxes,
          net of federal benefit .........           9,000           16,000           11,000
         Losses (income) and temporary
          differences with no
          tax benefit (expense) ..........         321,000          970,000         (414,000)
         Other ...........................           4,000            2,000            1,000
                                               -----------      -----------      -----------
                                               $    14,000      $    25,000      $    17,000
                                               ===========      ===========      ===========


         The components of deferred tax assets (liabilities) at March 1, 1998 and March 2, 1997 are as follows:


                                                           1998             1997
                                                       -----------      -----------

         Operating loss carryforwards ............     $ 8,835,000      $ 8,689,000
         Tax credit carryforwards ................         214,000          238,000
         Property and equipment ..................       1,013,000          818,000
         Accrued expenses not currently deductible         191,000          213,000
         Inventory valuation .....................           4,000            3,000
         Deferred tax asset valuation adjustment .      (9,657,000)      (9,361,000)
                                                       -----------      -----------
         Net deferred tax asset ..................     $   600,000      $   600,000
                                                       ===========      ===========

         The valuation allowance increased $296,000 and $827,000 during fiscal 1998 and 1997, respectively and decreased $444,000 during fiscal 1996.

         At March 1, 1998, the Company has net operating loss carryforwards which, if not utilized, will expire as follows:


                  1999 ...................         $ 8,124,000
                  2000 ...................           4,513,000
                  2001 ...................           4,055,000
                  2004 ...................             737,000
                  2005 ...................           2,786,000
                  2009 ...................           1,077,000
                  2012 ...................             743,000
                  2013 ...................             631,000
                                                   -----------
                  Total ..................         $22,666,000
                                                   ===========

         The Company also has alternative minimum tax net operating loss carryforwards of $20,719,000 which will expire, if not utilized, in varying amounts through fiscal 2013. These carryforwards are available to offset up to 90% of any alternative minimum taxable income which would otherwise be taxable.

                              MORGAN'S FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 MARCH 1, 1998, MARCH 2, 1997 AND MARCH 3, 1996


         As of March 1, 1998, the Company has an alternative minimum tax credit carryforward of $56,000. In addition, the Company has approximately $158,000 of investment tax credits (after reduction pursuant to the Tax Reform Act of 1986) available to offset future federal income tax liabilities through fiscal 2000.


NOTE 9.  STOCK OPTIONS AND OTHER EQUITY TRANSACTIONS.

         As of June 28, 1996, the Board of Directors of the Company changed the stated value of the Company's common shares to $0.01 per share from $1.00 per share.

         The Company previously had an Incentive Stock Option Plan ("Incentive Plan") and a Non-Qualified Stock Option Plan ("Stock Option Plan") which provided options exercisable at the market value of the underlying common shares on the date of the grant. Both plans expired during fiscal 1995. Options granted under the Incentive Plan remain outstanding with option prices of $6.75 to $16.125 until they individually expire through January 2004 according to the terms of the plan.

         Information with respect to these option plans follows:


                                                NUMBER OF SHARES
                                       ---------------------------------
                                         1998         1997         1996
                                       -------      -------      -------

    Outstanding, beginning of year      60,167       65,167       66,167
    Expired at $2.6875 per share .      (2,667)      (5,000)      (1,000)
                                       -------      -------      -------
    Outstanding, end of year .....      57,500       60,167       65,167
                                       =======      =======      =======
    Exercisable, end of year .....      57,500       60,167       61,833
                                       =======      =======      =======

         The Company has Non-Qualified Stock Option Agreements with the Chairman of the Board and Chief Executive Officer and with the President granting the option to purchase an additional 83,333 and 50,000 common shares, respectively, with option prices ranging from $7.50 to $10.50 per share.


NOTE 10. 401-K RETIREMENT PLAN.

         The Company has a 401-K Retirement Plan in which employees age 21 or older who have completed one year of service with the Company, working at least 1,000 hours, are eligible to participate. The Company matches, in Company stock, a percentage of employee contributions. During fiscal 1998, 1997 and 1996, respectively, the Company incurred $20,000, $25,000 and $20,000, respectively, in expenses for matching contributions to the plan.

                              MORGAN'S FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 MARCH 1, 1998, MARCH 2, 1997 AND MARCH 3, 1996


NOTE 11. FAIR VALUE OF FINANCIAL INSTRUMENTS

         Management believes that the fair value of the Company's debt at March 1, 1998 approximates carrying value, based upon interest rates obtained in recent financing transactions.


NOTE 12. FUTURE FINANCIAL STATEMENT DISCLOSURES

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



                                                 Morgan's Foods, Inc.


Dated:         May 29, 1998                    /s/  Leonard Stein-Sapir
       --------------------------------      -----------------------------------
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



/s/ Leonard Stein-Sapir                        /s/ Lawrence S. Dolin
---------------------------------------      -----------------------------------
By: Leonard Stein-Sapir                        By: Lawrence S. Dolin
    Chairman of the Board,                         Director
    Chief Executive Officer & Director             Dated:  May 29, 1998
    Dated:  May 29, 1998


/s/ James J. Liguori                           /s/ Steven S. Kaufman
---------------------------------------      -----------------------------------
By: James J. Liguori                           By: Steven S. Kaufman
    Director, President &                          Director
    Chief Operating Officer                        Dated:  May 29, 1998
    Dated:  May 29, 1998


/s/ Kenneth L. Hignett                         /s/ Richard A. Arons
---------------------------------------      -----------------------------------
By: Kenneth L. Hignett                         By: Richard A. Arons
    Director, Senior Vice President,               Director
    Chief Financial Officer & Secretary            Dated:  May 29, 1998
    Dated:  May 29, 1998


                                               /s/  Bernard Lerner
                                             -----------------------------------
                                               By:  Bernard Lerner
                                                    Director
                                                    Dated: May 29, 1998