Form 10-Q
period 1998-05-24
MORGANS FOODS INC
filed 1998-07-08
CIK 68145

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended                    May 24, 1998
                      ----------------------------------------------------------

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

                          Yes ...X...     No .......


       As of July 6, 1998, the issuer had 2,910,839 shares of common stock outstanding.

                          PART I FINANCIAL INFORMATION

     Item 1.  Financial Statements.

                              Morgan's Foods, Inc.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (unaudited)

---------------------------------------------------------------------------------------

                                                    QUARTER  ENDED
                                         -----------------------------------
                                          MAY 24, 1998        MAY 25, 1997
                                         --------------       --------------

REVENUES ..........................      $    9,060,000       $    8,896,000

COST OF SALES:

 FOOD, PAPER AND BEVERAGE .........           2,679,000            2,768,000
 LABOR AND BENEFITS ...............           2,429,000            2,374,000
RESTAURANT OPERATING EXPENSES .....           2,568,000            2,458,000
DEPRECIATION AND AMORTIZATION .....             457,000              419,000
GENERAL AND ADMINISTRATIVE EXPENSES             665,000              661,000
                                         --------------       --------------

OPERATING INCOME ..................             262,000              216,000

INTEREST EXPENSE:

 BANK DEBT AND NOTES PAYABLE ......            (193,000)            (191,000)
 CAPITAL LEASES ...................            (127,000)            (125,000)

OTHER INCOME ......................               6,000               16,000
                                         --------------       --------------

LOSS BEFORE INCOME TAXES ..........             (52,000)             (84,000)

PROVISION FOR INCOME TAXES ........                   -                    -
                                         --------------       --------------

NET LOSS ..........................      $      (52,000)      $      (84,000)
                                         ==============       ==============

NET LOSS PER COMMON SHARE .........      $         (.02)      $         (.03)
                                         ==============       ==============

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING ............           2,910,834            2,949,320



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              MORGAN'S FOODS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

----------------------------------------------------------------------------------------------

                                                       MAY 24, 1998       MARCH 1, 1998
                                                       ------------       ------------


ASSETS
 Current assets:
  Cash and equivalents ..........................      $  2,523,000       $  2,316,000
  Marketable securities .........................            76,000            102,000
  Receivables ...................................            73,000             74,000
  Inventories ...................................           362,000            325,000
  Prepaid expenses ..............................            85,000            157,000
                                                       ------------       ------------
                                                          3,119,000          2,974,000
 Property and equipment:
  Land ..........................................         1,949,000          1,949,000
  Buildings and improvements ....................         7,167,000          7,160,000
  Property under capital leases .................         5,621,000          5,621,000
  Leasehold improvements ........................         3,280,000          3,280,000
  Equipment, furniture and fixtures .............         8,909,000          8,995,000
  Construction in progress ......................           125,000             28,000
                                                       ------------       ------------
                                                         27,051,000         27,033,000
  Less accumulated depreciation and amortization         12,240,000         11,934,000
                                                       ------------       ------------
                                                         14,811,000         15,099,000
  Other assets ..................................         1,443,000          1,437,000
  Deferred taxes ................................           600,000            600,000
                                                       ------------       ------------
                                                       $ 19,973,000       $ 20,110,000
                                                       ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
  Current maturities of long-term debt ..........      $    528,000       $    563,000
  Current maturities of capital lease obligations           527,000            503,000
  Accounts payable ..............................         1,728,000          1,969,000
  Accrued liabilities ...........................         2,391,000          1,985,000
                                                       ------------       ------------
                                                          5,174,000          5,020,000
 Long-term debt .................................         7,722,000          7,815,000
 Long-term capital lease obligations ............         4,873,000          5,019,000

SHAREHOLDERS' EQUITY
Preferred shares, 1,000,000 shares authorized,
  no shares outstanding
Common Stock
 Authorized shares - 25,000,000
 Issued shares - 2,969,405 ......................            30,000             30,000
 Treasury stock - 58,566 shares .................          (139,000)          (139,000)
Capital in excess of stated value ...............        28,875,000         28,875,000
Accumulated deficit .............................       (26,562,000)       (26,510,000)
                                                       ------------       ------------
Total shareholders' equity ......................         2,204,000          2,256,000
                                                       ------------       ------------
                                                       $ 19,973,000       $ 20,110,000
                                                       ============       ============



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              Morgan's Foods, Inc.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                   (unaudited)



                                          COMMON SHARES           TREASURY SHARES       CAPITAL IN                       TOTAL
                                      ---------------------     --------------------    EXCESS OF     ACCUMULATED    SHAREHOLDERS'
                                        SHARES      AMOUNT      SHARES      AMOUNT     STATED VALUE     DEFICIT          EQUITY
                                      ---------   ---------    --------    ---------    -----------   ------------    -----------
Balance, March 2, 1997 .............. 2,969,405   $  30,000      (8,333)   $ (23,000)   $28,875,000   $(25,582,000)   $ 3,300,000

Net loss ............................         -           -           -
                                                                                   -              -       (928,000)      (928,000)

Purchase of treasury shares .........         -           -     (50,233)    (116,000)             -              -       (116,000)
                                      ---------   ---------    --------    ---------    -----------   ------------    -----------

Balance, March 1, 1998 .............. 2,969,405      30,000     (58,566)    (139,000)    28,875,000    (26,510,000)     2,256,000

Net loss ............................         -           -           -            -              -        (52,000)
                                                                                                                          (52,000)

Balance, May 24, 1998 ............... 2,969,405   $  30,000     (58,566)   $(139,000)   $28,875,000   $(26,562,000)   $ 2,204,000
                                      =========   =========    ========    =========    ===========   ============    ===========


                 See notes to consolidated financial statements

                              Morgan's Foods, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (unaudited)

                                                                         Quarter Ended
                                                                ---------------------------------
                                                                 May 24, 1998      May 25, 1997
                                                                --------------     --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 NET LOSS ..................................................    $      (52,000)    $      (84,000)
 ADJUSTMENTS TO RECONCILE NET LOSS
  TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
  DEPRECIATION AND AMORTIZATION ............................           457,000            419,000
  LOSS ON SALE OF RESTAURANTS AND
   OTHER PROPERTY AND EQUIPMENT ............................             3,000             12,000
   CHANGE IN ASSETS AND LIABILITIES:
    (INCREASE) DECREASE IN RECEIVABLES .....................             1,000             (4,000)
    INCREASE IN INVENTORIES ................................           (37,000)           (53,000)
    DECREASE IN PREPAID EXPENSES ...........................            67,000             16,000
    INCREASE IN OTHER ASSETS ...............................           (23,000)           (37,000)
    INCREASE (DECREASE) IN ACCOUNTS PAYABLE ................          (241,000)            20,000
    INCREASE IN ACCRUED EXPENSES ...........................           406,000            107,000
                                                                --------------     --------------
 NET CASH PROVIDED BY OPERATING ACTIVITIES .................           581,000            396,000
                                                                --------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 CAPITAL EXPENDITURES ......................................          (150,000)        (1,433,000)
 PROCEEDS FROM SALE AND MATURITY
  OF MARKETABLE SECURITIES .................................            26,000             23,000
                                                                --------------     --------------

 NET CASH (USED IN) INVESTING ACTIVITIES ...................          (124,000)        (1,410,000)
                                                                --------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 PROCEEDS FROM PROPERTY AND EQUIPMENT FINANCING ............                 -            741,000
 PRINCIPAL PAYMENTS ON LONG-TERM DEBT ......................          (128,000)           (85,000)
 PRINCIPAL PAYMENTS ON CAPITAL LEASE OBLIGATIONS ...........          (122,000)           (99,000)
 PURCHASE OF TREASURY SHARES ...............................                 -            (52,000)
                                                                --------------     --------------
 NET CASH PROVIDED BY (USED BY)
  FINANCING ACTIVITIES .....................................          (250,000)           505,000
                                                                --------------     --------------
NET CHANGE IN CASH AND EQUIVALENTS .........................           207,000           (509,000)
CASH AND EQUIVALENTS, BEGINNING BALANCE ....................         2,316,000          3,013,000
                                                                --------------     --------------

CASH AND EQUIVALENTS, ENDING BALANCE .......................    $    2,523,000     $    2,504,000
                                                                ==============     ==============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              Morgan's Foods, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  QUARTERS ENDED MAY 24, 1998 AND MAY 25, 1997


Note 1. Summary of Significant Accounting Policies

         The interim consolidated financial statements of Morgan's Foods, Inc. have been prepared without audit. In the opinion of Company Management, all adjustments have been included. Unless otherwise disclosed, all adjustments consist only of normal recurring adjustments necessary for a fair statement of results of operations for the interim periods. These unaudited financial statements have been prepared using the same accounting principles that were used in preparation of the Company's annual report on Form 10-K for the year ended March 1, 1998.

Note 2.  Reverse Stock Split

         All share and per share data have been restated to reflect the one for six reverse stock split which was effective on July 14, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         DESCRIPTION OF BUSINESS. Morgan's Foods, Inc. ("the Company") operates through wholly-owned subsidiaries Kentucky Fried Chicken ("KFC") restaurants under franchises from KFC Corporation and has rights to operate, as a franchisee, East Side Mario's restaurants in the Cleveland/Akron and Columbus, Ohio areas. As of July 1, 1998, the Company operates 39 KFC restaurants, three of which also offer Taco Bell products under license agreements with Taco Bell Corporation, and six East Side Mario's restaurants. The Company's fiscal year is a 52 - 53 week year ending on the Sunday nearest the last day of February.

         REVENUES. Revenues for the quarter ended May 24, 1998 were $9,060,000 compared to $8,896,000 for the quarter ended May 25, 1997. The increase of $164,000 was the result of a $317,000 increase in KFC revenues partially offset by a $153,000 decline in revenues from the East Side Mario's restaurants. This reflects a 0.8% comparable restaurant increase in KFC revenues and a 7.2% comparable restaurant decline for the East Side Mario's. Revenues at the KFC restaurants increased because of the addition of Taco Bell products and the replacement of two low volume St. Louis restaurants with the Company's latest new restaurant in Greensburg, PA which opened June 4, 1997. The East Side Mario's restaurant revenues continued to decline due to the lack of marketing support and inadequate menu and food systems provided by the franchisor.

         COSTS OF SALES - FOOD, PAPER AND BEVERAGES. Food, paper and beverage costs for the fiscal 1999 quarter decreased as a percentage of revenue from 31.1% in fiscal 1998 to 29.6% in fiscal 1999. The decrease was due to refunds received from a poultry price guarantee program in the KFC restaurants and other credits from food vendors as well as continuing strong operational controls in all of the Company's restaurants.

         COST OF SALES - LABOR AND BENEFITS. Labor and benefits remained relatively constant as a percentage of revenue for the quarter ended May 24, 1998 at 26.8% compared to 26.7% one year ago. This was the result of the minimum wage increase offset by favorable workers' compensation rates and strong operational controls.

         RESTAURANT OPERATING EXPENSES. Restaurant operating expenses increased as a percentage of revenue from 27.6% in fiscal 1998 to 28.3% in fiscal 1999. The increase was primarily caused by lower volume in the East Side Mario's restaurants combined with slightly higher occupancy costs compared to the prior fiscal year period.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization for fiscal 1999 increased to $457,000 from $419,000 in fiscal 1998 due to the addition of one new KFC restaurant and the image enhancement of nine others over the past year.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for fiscal 1999 were $665,000 compared to $661,000 in the first quarter of fiscal 1998. This was the result of decreases in field G & A offset by increases in expenses related to the upgrading of computer systems.

         OPERATING INCOME. Operating income in the current quarter increased to $262,000 from $216,000 for the first quarter of fiscal 1998. Operating income for the KFC restaurants in the first quarter of fiscal 1999 improved by $175,000 compared to the prior year quarter while the operating loss for the East Side Mario's restaurants increased by $129,000.

         INTEREST EXPENSE. Interest expense on bank debt remained relatively constant at $193,000 in fiscal 1999 compared to $191,000 in fiscal 1998. Interest expense on capitalized leases was also substantially unchanged from the prior year first quarter.

         OTHER INCOME. Other income decreased to $6,000 in fiscal 1999 from $16,000 in fiscal 1998 primarily as the result of lower interest income earned during the first quarter of fiscal 1999.

         LIQUIDITY AND CAPITAL RESOURCES. Cash flow activity for the first quarters of fiscal 1999 and fiscal 1998 is presented in the Consolidated Statements of Cash Flows. Cash provided by operating activities was $581,000 in the first quarter of fiscal 1999. The Company paid scheduled long-term bank and capitalized lease debt of $250,000 in the first quarter of fiscal 1999.

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

         GROWTH. The Company has entered into definitive agreements to purchase six existing KFC restaurants from other existing franchisees. The purchase of four of the restaurants is expected to be completed about July 15, 1998 and the other two approximately August 15, 1998.

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

Item 4. Submission of Matters to a Vote of Security Holders

                  The Company's annual meeting of shareholders was held on June 25, 1998 and voting was conducted on the following proposal:


Proposal - The election of seven Directors. The following seven Directors were elected:


NAME                             FOR                 WITHHOLD              ABSTAIN
----                             ---                 --------              -------

Leonard Stein-Sapir            1,984,181              459,377              192,908
Richard Arons                  1,942,017              501,541              192,908
Lawrence S. Dolin              2,405,943               37,615              192,908
James J. Liguori               2,430,561               12,977              192,908
Steven S. Kaufman              2,392,696               50,862              192,908
Bernard Lerner                 1,984,363              459,195              192,908
Kenneth L. Hignett             2,391,930               51,628              192,908


Item 6.  Exhibits

         (a)  Exhibit 27 - Financial Data Schedule

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             Morgan's Foods, Inc.
                                     -----------------------------------
                                                (Registrant)


Dated:  July 8, 1998                 By: /s/ Kenneth L. Hignett
        ------------                     ------------------------
                                             Kenneth L. Hignett
                                             Senior Vice President,
                                             Chief Financial Officer & Secretary