Form 10-Q
period 1998-08-16
MORGANS FOODS INC
filed 1998-09-30
CIK 68145

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the period ended                 August 16, 1998
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

                             Yes ...X... No .......


 As of September 28, 1998, the issuer had 2,910,839 shares of common stock outstanding.

                          PART I FINANCIAL INFORMATION

Item 1.  Financial Statements.
                              Morgan's Foods, Inc.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (unaudited)

--------------------------------------------------------------------------------

                                                                                              QUARTER  ENDED
                                                                              ----------------------------------------------
                                                                              AUGUST 16, 1998                AUGUST 17, 1997
                                                                              ---------------                ---------------

    REVENUES.............................................................     $          9,606,000         $         9,714,000
    COST OF SALES:
      FOOD, PAPER AND BEVERAGE...........................................                2,984,000                   3,093,000
      LABOR AND BENEFITS ................................................                2,358,000                   2,551,000
    RESTAURANT OPERATING EXPENSES .......................................                2,693,000                   2,643,000
    DEPRECIATION AND AMORTIZATION .......................................                  454,000                     433,000
    GENERAL AND ADMINISTRATIVE EXPENSES..................................                  681,000                     561,000
                                                                              --------------------         -------------------

    OPERATING INCOME.....................................................                  436,000                     433,000

     INTEREST EXPENSE:
      BANK DEBT AND NOTES PAYABLE........................................                 (201,000)                   (212,000)
      CAPITAL LEASES.....................................................                 (130,000)                   (126,000)

    OTHER INCOME.........................................................                   22,000                      17,000
                                                                              --------------------         -------------------

    NET INCOME BEFORE INCOME TAXES.......................................                  127,000                     112,000

    PROVISION FOR INCOME TAXES...........................................                   11,000                       2,000
                                                                              --------------------         -------------------

    NET INCOME...........................................................     $            116,000         $           110,000
                                                                              ====================         ===================

    NET INCOME PER COMMON SHARE..........................................     $                .04         $               .04
                                                                              ====================         ===================

     WEIGHTED AVERAGE NUMBER
      OF SHARES OUTSTANDING..............................................                2,910,839                   2,939,044


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                          PART I FINANCIAL INFORMATION

Item 1.  Financial Statements.
                              Morgan's Foods, Inc.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (unaudited)
--------------------------------------------------------------------------------

                                                                                          TWENTY-FOUR WEEKS ENDED
                                                                               ----------------------------------------------
                                                                               AUGUST 16, 1998                AUGUST 17, 1997
                                                                               ---------------                ---------------

    REVENUES...............................................................   $         18,666,000         $        18,610,000

    COST OF SALES:
     FOOD, PAPER AND BEVERAGE..............................................              5,663,000                   5,861,000
     LABOR AND BENEFITS....................................................              4,787,000                   4,925,000
    RESTAURANT OPERATING EXPENSES .........................................              5,261,000                   5,101,000
    DEPRECIATION AND AMORTIZATION .........................................                911,000                     852,000
    GENERAL AND ADMINISTRATIVE EXPENSES ...................................              1,346,000                   1,222,000
                                                                              --------------------         -------------------

    OPERATING INCOME.......................................................                698,000                     649,000

    INTEREST EXPENSE:
     BANK DEBT AND NOTES PAYABLE...........................................               (394,000)                   (403,000)
     CAPITAL LEASES .......................................................               (257,000)                   (251,000)

     OTHER INCOME..........................................................                 28,000                      33,000
                                                                              --------------------         -------------------

    NET INCOME BEFORE INCOME TAXES ........................................                 75,000                      28,000

    PROVISION FOR INCOME TAXES.............................................                 11,000                       2,000
                                                                              --------------------         -------------------

    NET INCOME.............................................................   $             64,000         $            26,000
                                                                              ====================         ===================

    NET INCOME PER COMMON SHARE............................................   $                .02         $               .01
                                                                              ====================         ===================

    WEIGHTED AVERAGE NUMBER
      OF SHARES OUTSTANDING................................................              2,910,839                   2,944,182


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              MORGAN'S FOODS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

--------------------------------------------------------------------------------

                                                                                    AUGUST 16, 1998         MARCH 1, 1998
                                                                                    ---------------         -------------
ASSETS
 CURRENT ASSETS:
  CASH AND EQUIVALENTS..........................................................    $      3,129,000        $       2,316,000
  MARKETABLE SECURITIES.........................................................               -                      102,000
  RECEIVABLES...................................................................              85,000                   74,000
  INVENTORIES...................................................................             358,000                  325,000
  PREPAID EXPENSES..............................................................              43,000                  157,000
                                                                                    ----------------        -----------------
                                                                                           3,615,000                2,974,000
 PROPERTY AND EQUIPMENT:
  LAND..........................................................................           2,864,000                1,949,000
  BUILDINGS AND IMPROVEMENTS....................................................           8,369,000                7,160,000
  PROPERTY UNDER CAPITAL LEASES.................................................           5,621,000                5,621,000
  LEASEHOLD IMPROVEMENTS........................................................           3,542,000                3,280,000
  EQUIPMENT, FURNITURE AND FIXTURES.............................................           9,259,000                8,995,000
  CONSTRUCTION IN PROGRESS......................................................             108,000                   28,000
                                                                                    ----------------        -----------------
                                                                                          29,763,000               27,033,000
  LESS ACCUMULATED DEPRECIATION AND AMORTIZATION................................          12,661,000               11,934,000
                                                                                    ----------------        -----------------
                                                                                          17,102,000               15,099,000
 OTHER ASSETS...................................................................           1,619,000                1,437,000
 DEFERRED TAXES.................................................................             600,000                  600,000
                                                                                    ----------------        -----------------
                                                                                    $     22,936,000        $      20,110,000
                                                                                    ================        =================
LIABILITIES AND SHAREHOLDERS' EQUITY
 CURRENT LIABILITIES:
    CURRENT MATURITIES OF LONG-TERM DEBT........................................    $        606,000        $         563,000
    CURRENT MATURITIES OF CAPITAL LEASE OBLIGATIONS.............................             531,000                  503,000
    ACCOUNTS PAYABLE............................................................           1,990,000                1,969,000
    ACCRUED LIABILITIES.........................................................           2,446,000                1,985,000
                                                                                    ----------------        -----------------
                                                                                           5,573,000                5,020,000
  LONG-TERM DEBT ...............................................................          10,295,000                7,815,000
  LONG-TERM CAPITAL LEASE OBLIGATIONS ..........................................           4,748,000                5,019,000

SHAREHOLDERS' EQUITY
PREFERRED SHARES, 1,000,000 SHARES AUTHORIZED,
  NO SHARES OUTSTANDING
COMMON STOCK
 AUTHORIZED SHARES - 25,000,000
 ISSUED SHARES - 2,969,405......................................................              30,000                   30,000
 TREASURY STOCK - 58,566 SHARES.................................................            (139,000)                (139,000)
CAPITAL IN EXCESS OF STATED VALUE...............................................          28,875,000               28,875,000
ACCUMULATED DEFICIT.............................................................         (26,446,000)             (26,510,000)
                                                                                    ----------------              -----------
TOTAL SHAREHOLDERS' EQUITY......................................................           2,320,000                2,256,000
                                                                                    ----------------        -----------------
                                                                                    $     22,936,000              $20,110,000
                                                                                    ================              ===========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              Morgan's Foods, Inc.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                   (unaudited)

                                                                                        CAPITAL IN                      TOTAL
                                    COMMON SHARES                 TREASURY SHARES       EXCESS OF     ACCUMULATED   SHAREHOLDERS'
                              -------------------------   --------------------------
                                SHARES          AMOUNT       SHARES          AMOUNT   STATED VALUE      DEFICIT         EQUITY
                                ------          ------       ------          ------   ------------      -------         ------

Balance, March 2, 1997 ....     2,969,405   $    30,000        (8,333)   $   (23,000)   $28,875,000   $(25,582,000)  $ 3,300,000

Net loss ..................          --            --            --             --             --        (928,000)      (928,000)

Purchase of treasury shares          --            --         (50,233)      (116,000)          --            --         (116,000)
                              -----------   -----------   -----------    -----------    -----------   -----------    -----------

Balance, March 1, 1998 ....     2,969,405        30,000       (58,566)      (139,000)    28,875,000   (26,510,000)     2,256,000

Net income ................          --            --            --             --             --          64,000         64,000

Balance, August 16, 1998 ..     2,969,405   $    30,000       (58,566)   $  (139,000)   $28,875,000   $(26,446,000)  $ 2,320,000
                              ===========   ===========   ===========    ===========    ===========   ===========    ===========


                 See notes to consolidated financial statements

                              Morgan's Foods, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (unaudited)

                                                                                                  TWENTY-FOUR WEEKS ENDED
                                                                                        ---------------------------------------
                                                                                        AUGUST 16, 1998        AUGUST 17, 1997
                                                                                        ---------------        ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    NET INCOME (LOSS)................................................................   $           64,000     $          26,000
 ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH PROVIDED BY OPERATING
  ACTIVITIES:
  DEPRECIATION AND AMORTIZATION......................................................              911,000               852,000
  LOSS ON DISPOSAL OF RESTAURANT ASSETS..............................................                8,000                 -
   CHANGE IN ASSETS AND LIABILITIES:
    (INCREASE) DECREASE IN RECEIVABLES...............................................              (11,000)               11,000
    INCREASE IN INVENTORIES..........................................................              (33,000)              (35,000)
    DECREASE IN PREPAID EXPENSES.....................................................              107,000               106,000
    INCREASE IN OTHER ASSETS.........................................................             (120,000)              (30,000)
    INCREASE IN ACCOUNTS PAYABLE.....................................................               21,000                 7,000
    INCREASE IN ACCRUED EXPENSES.....................................................              461,000                48,000
                                                                                        ------------------    ------------------
 NET CASH PROVIDED BY OPERATING ACTIVITIES...........................................            1,408,000               985,000
                                                                                        ------------------    ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 CAPITAL EXPENDITURES................................................................           (2,882,000)           (2,193,000)
 SALE OF PROPERTY AND EQUIPMENT......................................................                -                    12,000
 PURCHASE OF FRANCHISE AGREEMENTS....................................................              (95,000)                -
PROCEEDS FROM SALE AND MATURITY
  OF MARKETABLE SECURITIES...........................................................              102,000                47,000
                                                                                        ------------------     -----------------

 NET CASH USED IN INVESTING ACTIVITIES...............................................           (2,875,000)           (2,134,000)
                                                                                        ------------------     -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 PROCEEDS FROM FINANCING FOR PROPERTY AND
  EQUIPMENT AND FRANCHISE AGREEMENTS.................................................            2,782,000             1,626,000
 PRINCIPAL PAYMENTS ON LONG-TERM DEBT................................................             (259,000)             (205,000)
 PRINCIPAL PAYMENTS ON CAPITAL
    LEASE OBLIGATIONS................................................................             (243,000)             (197,000)
   PURCHASE OF TREASURY SHARES.......................................................                -                   (71,000)
                                                                                        ------------------     -----------------
NET CASH PROVIDED BY FINANCING ACTIVITIES............................................            2,280,000             1,153,000
                                                                                        ------------------    ------------------
NET CHANGE IN CASH AND EQUIVALENTS...................................................              813,000                 4,000
CASH AND EQUIVALENTS, BEGINNING BALANCE..............................................            2,316,000             3,013,000
                                                                                        ------------------    ------------------

CASH AND EQUIVALENTS, ENDING BALANCE.................................................           $3,129,000            $3,017,000
                                                                                        ==================    ==================


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              Morgan's Foods, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               QUARTERS ENDED AUGUST 16, 1998 AND AUGUST 17, 1997


Note 1. Summary of Significant Accounting Policies

         The interim consolidated financial statements of Morgan's Foods, Inc. have been prepared without audit. In the opinion of Company Management, all adjustments have been included. Unless otherwise disclosed, all adjustments consist only of normal recurring adjustments necessary for a fair statement of results of operations for the interim periods. These unaudited financial statements have been prepared using the same accounting principles that were used in preparation of the Company's annual report on Form 10-K for the year ended March 1, 1998. Certain prior year amounts have been restated to conform to the current year presentation.

Note 2.  Acquisition of KFC restaurants

         On July 23,1998, the Company completed the purchase of four existing KFC restaurants in the Erie, PA area from another franchisee. The cash purchase, in the amount of $2,435,000, was allocated $1,820,000 to land and buildings, $250,000 to leasehold improvements, $270,000 to equipment and $95,000 to other assets. The purchase and related costs were funded by long-term debt of $2,500,000 incurred by the Company concurrently with the closing of the purchase transaction.

Note 3.  Reverse Stock Split

         All share and per share data have been restated to reflect the one for six reverse stock split which was effective on July 14, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         DESCRIPTION OF BUSINESS. Morgan's Foods, Inc. ("the Company") operates through wholly-owned subsidiaries Kentucky Fried Chicken ("KFC") restaurants under franchises from KFC Corporation and has rights to operate, as a franchisee, East Side Mario's restaurants in the Cleveland/Akron and Columbus, Ohio areas. As of September 28, 1998, the Company operates 45 KFC restaurants, three of which also offer Taco Bell products, and six East Side Mario's restaurants. The Company's fiscal year is a 52 - 53 week year ending on the Sunday nearest the last day of February.

         REVENUES. Revenues for the quarter ended August 16, 1998 were $9,606,000 compared to $9,714,000 for the quarter ended August 17, 1997. The decrease of $108,000 was the result of a $102,000 increase in KFC revenue and a $210,000 decrease in East Side Mario's revenue. Comparable restaurant revenues in the KFC restaurants declined by 2.9% compared to the year earlier quarter with the increase resulting from the addition of four restaurants for the last three and one half weeks of the quarter. The comparable restaurant revenue decline in the KFC restaurants was the result of several successful new product campaigns in the comparable prior year period. The East Side Mario's restaurants suffered a 9.8% comparable restaurant revenue decline for the quarter. The East Side Mario's restaurant revenues continued to decline due to the complete lack of support of the concept by the franchisor. Revenues for the twenty-four weeks ended August 16, 1998 were $18,666,000 compared to $18,610,000 for the prior year period. The increase of $56,000 was accounted for by an increase in KFC revenues of $419,000 partially offset by a decrease in East Side Mario's revenues for the period of $363,000. KFC comparable restaurant revenues for the twenty-four week period were consistent with the prior year, with the revenue increase coming from the addition of new restaurants. The decline in East Side Mario's revenue was caused by the same reasons as discussed above in the quarter analysis.

         COSTS OF SALES - FOOD, PAPER AND BEVERAGES. Food, paper and beverage costs for the fiscal 1999 second quarter decreased as a percentage of revenue from 31.8% in fiscal 1998 to 31.1%. The decrease was primarily the result of an incentive purchasing credit from the Company's primary food supplier. Food, paper and beverage costs for the twenty-four weeks ended August 16, 1998 decreased to 30.3% of revenue compared to 31.5% in the year earlier period for the reason discussed above.

         COST OF SALES - LABOR AND BENEFITS. Labor and benefits decreased as a percentage of revenue for the quarter ended August 16, 1998 to 24.5% compared to 26.3% for the year earlier quarter. The decrease was entirely due to premium rebates received from the Ohio Bureau of Workers Compensation in the amount of approximately $200,000 during the quarter. Labor and benefits decreased as a percentage of revenue for the twenty-four weeks ended August 16, 1998 to 25.6% from 26.5% in the year earlier period for the reason mentioned above.

         RESTAURANT OPERATING EXPENSES. Restaurant operating expenses in the second quarter increased slightly as a percentage of revenue from 27.2% in fiscal 1998 to 28.0% in fiscal 1999. The increase was caused by slightly higher royalties and insurance costs in the KFC restaurants and higher repair and maintenance costs coupled with rent increases and lower revenues in the East Side Mario's restaurants. Restaurant operating expenses for the twenty-four weeks ended August 16, 1998 increased slightly to 28.2% of revenue compared to 27.4% of revenue in the comparable year earlier period. The change was caused by the same factors mentioned in the discussion of comparisons for the quarter.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the fiscal 1999 second quarter increased to $454,000 compared to $433,000 in fiscal 1998. The increase is primarily due to the addition of one new KFC restaurant and the image enhancement of several others. Depreciation and amortization for the twenty-four weeks ended August 16, 1998 increased to $911,000 from $852,000 for the year earlier period for the reasons discussed above.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the second quarter of fiscal 1999 were $681,000 compared to $561,000 in the second quarter of fiscal 1998. The increase is primarily due to two factors. First, the prior year expense was lowered by the reversal of a litigation accrual in the amount of approximately $85,000. Secondly, the fiscal 1999 quarter contains expenses for an additional market manager who was added to the KFC management team to support the growth in the number of KFC restaurants. General and administrative expenses for the twenty-four weeks ended August 16, 1998 increased to $1,346,000 compared to $1,222,000 for the year earlier period for the reasons discussed above.

         OPERATING INCOME. Operating income in the current quarter was substantially unchanged at $436,000 for the second quarter of fiscal 1999 compared to $433,000 for the second quarter of fiscal 1998. Operating income for the KFC restaurants in the second quarter of fiscal 1999 increased slightly more than $100,000 compared to the prior year quarter for the reasons discussed above. The operating loss for the East Side Mario's restaurants increased approximately $100,000 due to the continuing decline in sales which has reduced the operating efficiency of the restaurants. Operating income for the twenty-four weeks ended August 16, 1998 increased to $698,000 from $649,000 in the year earlier period due to an improvement in operating income of approximately $275,000 in the KFC restaurants partially offset by an increase in the operating loss in the East Side Mario's restaurants of approximately $225,000, both for the reasons discussed above.

         INTEREST EXPENSE. Interest expense on bank debt decreased to $201,000 in fiscal 1999 from $212,000 in fiscal 1998 due to lower average debt balances during the fiscal 1999 quarter. Interest expense for the twenty-four weeks ended August 16, 1998 decreased to $394,000 from $403,000 in the comparable year earlier period for the same reason discussed above. Interest expense on capitalized leases was substantially unchanged from the prior year second quarter and for the twenty-four weeks.

         OTHER INCOME. Other income for the quarter ended August 16, 1998 of $22,000 decreased from the year earlier amount of $17,000. Other income for the twenty-four weeks ended August 16, 1998 decreased to $28,000 from $33,000 in the year earlier period. The decreases were primarily the result of lower interest earned on available cash balances.

         PROVISION FOR INCOME TAXES. The provision for income taxes was $11,000 for the quarter ended August 16, 1998 compared to $2,000 in the prior year quarter. This increase was caused by tax refunds received in the prior year period.

         LIQUIDITY AND CAPITAL RESOURCES. Cash flow activity for the twenty-four weeks of fiscal 1999 and fiscal 1998 is presented in the Consolidated Statements of Cash Flows. Cash provided by operating activities was $1,408,000 in the first half of fiscal 1999. The Company paid scheduled long-term bank and capitalized lease debt of $502,000 in the first two quarters of fiscal 1998 and received financing of $2,782,000 to fund acquisitions of four KFC restaurants and to complete the image enhancement of another. Capital expenditures during fiscal 1999 include the acquisition of four KFC restaurants and the purchase of land for a new KFC restaurant in the Youngstown, Ohio area.

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

         GROWTH. On September 15, 1998, the Company purchased two existing KFC restaurants in the St. Louis, MO area from another franchisee. The Company also has signed a definitive agreement to purchase two KFC restaurants from another franchisee and expects to complete the transaction in late October. The Company is currently constructing a new KFC restaurant in the Youngstown, Ohio area, has entered into an agreement to purchase land to build a new KFC restaurant in Illinois and is currently negotiating to purchase several other existing KFC restaurants.

Item 6.  Exhibits

         (a)  Exhibit 27 - Financial Data Schedule

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               Morgan's Foods, Inc.
                                                   (Registrant)


Dated:  September 30, 1998                   By: /s/   Kenneth L. Hignett
        ------------------                     ------------------------
                                             Kenneth L. Hignett
                                             Senior Vice President,
                                             Chief Financial Officer & Secretary