Form 10-Q
period 1998-11-08
MORGANS FOODS INC
filed 1998-12-23
CIK 68145

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the period ended                   November 8, 1998
                     -----------------------------------------------------------

Commission file number                     0-3833
                      ----------------------------------------------------------

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

                                   Yes   X      No
                                       -----        -----

As of December 18, 1998, the issuer had 2,910,839 shares of common stock outstanding.

                          PART I FINANCIAL INFORMATION

Item 1.  Financial Statements.
                              Morgan's Foods, Inc.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (unaudited)

                                                                            QUARTER ENDED
                                                              ------------------------------------------
                                                              NOVEMBER 8, 1998          NOVEMBER 9, 1997
                                                              ---------------           ----------------
Revenues                                                      $     9,972,000           $      9,034,000

Cost of sales:
   Food, paper and beverage                                         3,314,000                  2,900,000
   Labor and benefits                                               2,647,000                  2,404,000
Restaurant operating expenses                                       2,595,000                  2,440,000
Depreciation and amortization                                         448,000                    419,000
General and administrative expenses                                   761,000                    641,000
                                                              ---------------           ----------------

Operating income                                                      207,000                    230,000

Interest Expense:
   Bank debt and notes payable                                       (236,000)                  (188,000)
   Capital leases                                                    (124,000)                  (124,000)

Loss on disposal of restaurants (Note 4)                                -                        (80,000)

Other income                                                           28,000                     24,000
                                                              ---------------           ----------------

Loss before income taxes                                             (125,000)                  (138,000)

Provision for income taxes                                              7,000                      5,000
                                                              ---------------           ----------------

Net loss                                                      $      (132,000)          $       (143,000)
                                                              ===============           ================

Net loss per common share                                     $          (.05)          $           (.05)
                                                               ==============           ================

Weighted average number
   of shares outstanding                                            2,910,839                  2,916,315


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          PART I FINANCIAL INFORMATION

Item 1.  Financial Statements.
                              Morgan's Foods, Inc.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (unaudited)
-------------------------------------------------------------------------------

                                                                      THIRTY-SIX WEEKS ENDED
                                                              ------------------------------------------
                                                              NOVEMBER 8, 1998          NOVEMBER 9, 1997
                                                              ---------------           ----------------

Revenues                                                      $    28,638,000           $     27,644,000

Cost of sales:
   Food, paper and beverage                                         8,977,000                  8,761,000
   Labor and benefits                                               7,434,000                  7,329,000
Restaurant operating expenses                                       7,856,000                  7,541,000
Depreciation and amortization                                       1,359,000                  1,271,000
General and administrative expenses                                 2,107,000                  1,863,000
                                                              ---------------           ----------------

Operating income                                                      905,000                    879,000

Interest Expense:
   Bank debt and notes payable                                       (630,000)                  (591,000)
   Capital leases                                                    (381,000)                  (375,000)

Loss on disposal of restaurants (Note 4)                                -                        (80,000)

Other income                                                           56,000                     57,000
                                                              ---------------           ----------------

Loss before income taxes                                              (50,000)                  (110,000)

Provision for income taxes                                             18,000                      7,000
                                                              ---------------           ----------------

Net loss                                                      $       (68,000)          $       (117,000)
                                                              ===============           ================

Net loss per common share                                     $          (.02)          $          (.04)
                                                               ===============          ===============

Weighted average number
   of shares outstanding                                            2,910,839                  2,934,893


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              Morgan's Foods, Inc.

                           CONSOLIDATED BALANCE SHEETS

                                   (unaudited)

--------------------------------------------------------------------------------

                                                               NOVEMBER 8, 1998            MARCH 1, 1998
                                                               ----------------            -------------
ASSETS
   Current assets:
    Cash and equivalents                                        $      2,612,000          $      2,316,000
    Marketable securities                                                 -                        102,000
    Receivables                                                           86,000                    74,000
    Inventories                                                          331,000                   325,000
    Prepaid expenses                                                      92,000                   157,000
                                                                ----------------          ----------------
                                                                       3,121,000                 2,974,000
   Property and equipment:
    Land                                                               3,129,000                 1,949,000
    Buildings and improvements                                         8,527,000                 7,160,000
    Property under capital leases                                      5,546,000                 5,621,000
    Leasehold improvements                                             3,548,000                 3,280,000
    Equipment, furniture and fixtures                                  9,348,000                 8,995,000
    Construction in progress                                             195,000                    28,000
                                                                ----------------          ----------------
                                                                      30,293,000                27,033,000
    Less accumulated depreciation and amortization                    13,014,000                11,934,000
                                                                ----------------          ----------------
                                                                      17,279,000                15,099,000
   Other assets                                                        1,708,000                 1,437,000
   Deferred taxes                                                        600,000                   600,000
                                                                ----------------          ----------------
                                                                $     22,708,000          $     20,110,000
                                                                ================          ================
LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities:
    Current maturities of long-term debt                        $        638,000          $        563,000
    Current maturities of capital lease obligations                      524,000                   503,000
    Accounts payable                                                   1,836,000                 1,969,000
    Accrued liabilities                                                2,285,000                 1,985,000
                                                                ----------------          ----------------
                                                                       5,283,000                 5,020,000

   Long-term debt                                                     10,600,000                 7,815,000
   Long-term capital lease obligations                                 4,637,000                 5,019,000

SHAREHOLDERS' EQUITY
Preferred shares, 1,000,000 shares authorized,
    no shares outstanding
Common Stock
   Authorized shares - 25,000,000
   Issued shares - 2,969,405                                              30,000                    30,000
   Treasury stock - 58,566 shares                                       (139,000)                 (139,000)
Capital in excess of stated value                                     28,875,000                28,875,000
Accumulated deficit                                                  (26,578,000)              (26,510,000)
                                                                ----------------          ----------------
Total shareholders' equity                                             2,188,000                 2,256,000
                                                                ----------------          ----------------
                                                                $     22,708,000          $     20,110,000
                                                                ================          ================

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              Morgan's Foods, Inc.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                   (unaudited)

                                     COMMON SHARES           TREASURY SHARES       CAPITAL IN                              TOTAL
                                  -------------------       -----------------       EXCESS OF     ACCUMULATED          SHAREHOLDERS'
                                  SHARES       AMOUNT       SHARES     AMOUNT      STATED VALUE     DEFICIT                EQUITY
                               ------------  ----------   ----------  ----------   -------------   ----------------   --------------
Balance, March 2, 1997......      2,969,405     $30,000     (8,333)     $(23,000)  $  28,875,000    $  (25,582,000)     $ 3,300,000

Net loss  ..................         -            -           -            -               -              (928,000)        (928,000)

Purchase of treasury shares.         -             -       (50,233)     (116,000)          -                -              (116,000)
                               ------------  ----------    -------      --------   -------------    ---------------   --------------

Balance, March 1, 1998......      2,969,405      30,000    (58,566)     (139,000)     28,875,000       (26,510,000)       2,256,000

Net loss ...................         -             -          -            -               -               (68,000)         (68,000)

Balance, November 8, 1998...      2,969,405     $30,000    (58,566)  $  (139,000)  $  28,875,000    $  (26,578,000)      $2,188,000
                               ============     =======  =========   ===========   =============    ==============    =============


                 See notes to consolidated financial statements

                              Morgan's Foods, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                       THIRTY-SIX WEEKS ENDED
                                                                       ----------------------
                                                                NOVEMBER 8, 1998          NOVEMBER 9, 1997
                                                                ----------------          ----------------

Cash flows from operating activities:
   Net loss                                                   $          (68,000)       $         (117,000)
   Adjustments to reconcile net income
    to net cash provided by operating activities:
    Depreciation and amortization                                      1,359,000                 1,271,000
    Loss on sale of restaurants and
     other property and equipment                                          8,000                    80,000
     Change in assets and liabilities:
      Decrease (increase) in receivables                                 (12,000)                    8,000
      (Increase) in inventories                                           (6,000)                  (18,000)
      Decrease in prepaid expenses                                        57,000                     3,000
      (Increase) in other assets                                        (180,000)                  (44,000)
      (Decrease) in accounts payable                                    (133,000)                 (132,000)
      Increase (decrease) in accrued expenses                            300,000                  (233,000)
                                                              ------------------        -------------------
   Net cash provided by
    operating activities                                               1,325,000                   818,000
                                                              ------------------        ------------------

Cash flows from investing activities:
   Sale of restaurants and leaseholds,
    net of expenses of sale                                               -                         15,000
   Capital expenditures                                               (3,488,000)               (2,576,000)
   Purchase of franchise agreements                                     (142,000)                 (443,000)
   Proceeds from sale and maturity
    of marketable securities                                             102,000                    72,000
                                                              ------------------        ------------------
   Net cash used in
    investing activities                                              (3,528,000)               (2,932,000)
                                                              ------------------        ------------------

Cash flows from financing activities:
   Proceeds from property and equipment financing                      3,257,000                 2,515,000
   Principal payments on long-term debt                                 (397,000)                 (337,000)
   Principal payments on capital lease obligations                      (361,000)                 (288,000)
   Purchase of treasury shares                                            -                       (116,000)
                                                              ------------------        ------------------
   Net cash provided by
    financing activities                                               2,499,000                 1,774,000
                                                              ------------------        ------------------

Net change in cash and equivalents                                       296,000                  (340,000)
Cash and equivalents, beginning balance                                2,316,000                 3,013,000
                                                              ------------------        ------------------

Cash and equivalents, ending balance                          $        2,612,000        $        2,673,000
                                                              ==================        ==================


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              Morgan's Foods, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              QUARTERS ENDED NOVEMBER 8, 1998 AND NOVEMBER 9, 1997


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

Note 3.  Acquisition of KFC restaurants

   On July 23,1998, the Company completed the purchase of four existing KFC restaurants in the Erie, PA area from another franchisee. The cash purchase, in the amount of $2,435,000, was allocated $1,820,000 to land and buildings, $250,000 to leasehold improvements, $270,000 to equipment and $95,000 to other assets. The purchase and related costs were funded by long-term debt of $2,500,000 incurred by the Company concurrently with the closing of the purchase transaction. On September 15,1998, the Company completed the purchase of two existing KFC restaurants in the St. Louis, MO area from another franchisee. The cash purchase, in the amount of $350,000, was allocated $275,000 to land and buildings, $28,000 to equipment and $47,000 to other assets. The purchase and related costs were funded by long-term debt of $475,000 incurred by the Company concurrently with the closing of the purchase transaction. Subsequent to the end of the quarter, on December 10,1998, the Company completed the purchase of two existing KFC restaurants in Jamestown, NY and Warren, PA from another franchisee. The cash purchase, in the amount of $715,000, was allocated $569,000 to land and buildings, $100,000 to equipment and $46,000 to other assets. The purchase and related costs were funded by long-term debt of $750,000 incurred by the Company concurrently with the closing of the purchase transaction.

Note 4.  Closing of Restaurants

   During the third quarter of fiscal 1998, the Company closed an under-performing KFC restaurant in the St. Louis market and recognized a loss on disposal of the leasehold improvements and equipment. In addition, the Company closed the East Side Mario's restaurant in Mayfield Heights, OH on October 2, 1998 and is not expected to incur a significant loss or gain on disposal of the property.

Note 5.  Change in stated value of common shares

   On June 28, 1996 the Board of Directors of the Company approved a change in the stated value of the Company's common shares from $1.00 per share to $.01 per share.

Note 6.  Future Financial Statement Disclosures

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   DESCRIPTION OF BUSINESS. Morgan's Foods, Inc. ("the Company") operates, through wholly-owned subsidiaries, Kentucky Fried Chicken ("KFC") restaurants under franchises from KFC Corporation and has rights to operate, as a franchisee, East Side Mario's restaurants in the Cleveland/Akron and Columbus, Ohio areas. As of December 18, 1998, the Company operates 47 KFC restaurants, three of which also offer Taco Bell products, and five East Side Mario's restaurants. The Company's fiscal year is a 52 - 53 week year ending on the Sunday nearest the last day of February.

   REVENUES. Revenues for the quarter ended November 8, 1998 were $9,972,000 compared to $9,034,000 for the quarter ended November 9, 1997. The increase of $938,000 was the net effect of four factors. The first was the increase of $925,000 in KFC revenues from restaurants acquired or built since November 9, 1997. Secondly, closed KFC restaurants accounted for approximately $11,000 of revenues and the closed Eastside Mario's restaurant for approximately $203,000 of revenues in the quarter ended November 9, 1997 which were not present in the quarter ended November 8, 1998. Third, sales at the East Side Mario's restaurants declined by $134,000 compared to the third quarter of the prior year, which represents an 8.0% decrease in comparable sales. Last, comparable restaurant revenues in the KFC restaurants increased $361,000 or 3.8% compared to the year earlier quarter. Comparable restaurant KFC revenues increased because of the continued successful advertising campaigns and the lack of promotions of the prior year quarter. The East Side Mario's restaurants, the oldest of which opened nearly five years ago, have exhibited significant declines from their opening sales levels due to increased competition and lack of effective menu changes and advertising.

   For the thirty-six weeks ended November 8, 1998 revenue increased $994,000 to $28,638,000 compared to $27,644,000 in the prior year to date period. Several factors combined to produce this result. First, new KFC restaurants increased revenues by $1,179,000 partially offset by closed KFC restaurants which accounted for a decrease of $280,000 and the closed East Side Mario's restaurant which accounted for a decrease of $288,000 in the year-to-date period ended November 8, 1998 compared to the year earlier period. Second, KFC revenues increased $796,000 in the comparable restaurants and third, comparable revenues in the East Side Mario's declined $413,000 in the thirty-six weeks ended November 8, 1998 compared to the year earlier period. These changes were caused by the factors described above for the third quarter.

   COST OF SALES - FOOD, PAPER AND BEVERAGES. Food, paper and beverage costs for the quarter ended November 8, 1998 as a percentage of revenue were 33.2% compared to 32.1% in the prior year. These results were caused by higher chicken costs in the KFC restaurants, combined with decreased efficiency in the East Side Mario's restaurants caused by lower revenue levels compared to the prior year period. Food, paper and beverage costs for the thirty-six weeks ended November 8, 1998 decreased slightly as a percentage of sales to 31.3% compared to 31.7% in the same period of the prior year. This was the result of improved efficiency and favorable menu mix in the KFC restaurants partially offset by higher chicken costs in the KFC restaurants and lower efficiency in the East Side Mario's restaurants.

   COST OF SALES - LABOR AND BENEFITS. Labor and benefits remained substantially constant as a percentage of revenue for the quarter ended November 8, 1998 at 26.5% compared to 26.6% one year ago. This was the result of the increased minimum wage rates raising the overall labor rates in the Company's restaurants offset by the decline in significance of the East Side Mario's operations which have inherently higher labor percentages than the KFC restaurants. For the thirty-six weeks ended November 8, 1998 labor and benefits decreased as a percentage of revenue to 26.0% from 26.5% in the same period a year earlier. This was caused by lower workers' compensation rates partially offset by the minimum wage increases in the KFC restaurants and lower labor efficiency in the East Side Mario's restaurants due to lower revenue levels.

   RESTAURANT OPERATING EXPENSES. Restaurant operating expenses decreased as a percentage of revenue from 27.0% in the third quarter of fiscal 1997 to 26.0% in fiscal 1998. The decrease was primarily caused by reduced advertising expenditures in both the East Side Mario's and the KFC restaurants combined with reduced reserves for loss contingencies related to sold KFC restaurants. For the thirty-six weeks ended November 8, 1998, restaurant operating expenses remained relatively constant at 27.4% of revenue compared to 27.3% in the year earlier period due to the factors cited above combined with lower operating efficiency in the East Side Mario's restaurants caused by declining volumes.

   DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the quarter ended November 8, 1998 increased to $448,000 from $419,000 in the same quarter a year earlier due to the effect of the six KFC restaurants purchased during the fiscal 1999 year-to date. Depreciation and amortization for the year to date fiscal 1999 increased to $1,359,000 from $1,271,000 in fiscal 1998 for the same reasons cited above.

   GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the third quarter of fiscal 1999 increased to $761,000 from $641,000. The increase was caused by the addition of one KFC market manager to accommodate the rapid growth in the number of KFC restaurants as well as approximately $70,000 of legal expenses related to the lawsuit against the franchisor of East Side Mario's and related parties. General and administrative expenses for the thirty-six weeks ended November 8, 1998 were $2,107,000 compared to $1,863,000 in the thirty-six weeks ended November 9, 1997. The increase was due primarily to the factors mentioned above in the quarterly comparison.

   OPERATING INCOME. Operating income in the quarter ended November 8, 1998 was $207,000 compared to $230,000 for the quarter ended November 9, 1997. Operating income for the KFC restaurants in the current quarter was greater than the prior year due to additional restaurants, improved operating efficiencies and the elimination of low volume restaurants. This increase was offset by the greater operating losses of the East Side Mario's in the third quarter of fiscal 1999 caused by declining volume and the expenses associated with the litigation mentioned above. Operating income for the thirty-six weeks ended November 8, 1998 increased to $905,000 compared to operating income of $879,000 in the comparable year earlier period. During the thirty-six weeks ended November 9, 1997 operating income for the KFC restaurants increased and operating losses of the East Side Mario's restaurants increased significantly from the same period a year earlier for the reasons cited above.

   INTEREST EXPENSE. Interest expense on bank debt increased to $236,000 in the quarter ended November 8, 1998 from $188,000 in the quarter ended November 9, 1997 due to additional bank debt for the acquisition of six KFC restaurants. Interest expense on capitalized leases in the quarter ended November 8, 1998 remained approximately the same at $124,000. Interest expense on bank debt for the thirty-six weeks ended November 8, 1998 increased to $630,000 from $591,000 in the same period a year earlier due to the same factors mentioned above. Interest expense on capitalized leases remained essentially unchanged at $381,000 in fiscal 1999 compared to $375,000 in fiscal 1998.

   LOSS ON DISPOSAL OF RESTAURANTS. The loss of $80,000 in the third quarter of fiscal 1998 as well as the year-to-date period was primarily the result of closing an under-performing KFC restaurant in the St. Louis market, which had come to the end of its lease term. The leasehold was abandoned because acceptable terms for a new lease of the site could not be reached.

   OTHER INCOME. Other income of $28,000 in the quarter ended November 8, 1998 was similar in amount to the $24,000 in the comparable prior year period. These amounts are comprised primarily of interest income, rental income, and payment discounts. Other income for the thirty-six weeks ended November 8, 1998 was $56,000 compared to $57,000 in the comparable year earlier period.

   LIQUIDITY AND CAPITAL RESOURCES. Cash flow activity for the first thirty-six weeks of fiscal 1999 and fiscal 1998 is presented in the Consolidated Statements of Cash Flows. In fiscal 1999, cash provided by operating activities was $1,325,000 and the Company purchased property and equipment of $3,488,000. The Company paid scheduled long-term bank and capitalized lease debt of $758,000 in fiscal 1999 and received property and equipment financing of $3,257,000 to fund acquisitions of KFC property, equipment and franchise agreements. Capital expenditures during fiscal 1999 include the acquisition of six KFC restaurants from other franchisees, the acquisition of land on which to build two new KFC restaurants and the image enhancement of two existing KFC restaurants.

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

   OTHER. The Company is currently not in full compliance with the American Stock Exchange financial condition guidelines for continued listing. Specifically, the guidelines indicate that any company with shareholders' equity less than $4,000,000 and losses in 3 of its last 4 fiscal years may be considered for delisting. This condition has been reviewed with representatives of the American Stock Exchange who indicated that the Company's performance would continue to be monitored by the Exchange.

Item 6.  Exhibits

   (a)  Exhibit 27 - Financial Data Schedule

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                Morgan's Foods, Inc.
                                                    (Registrant)


Dated:   December 23, 1998               By: /s/ Kenneth L. Hignett
         -----------------------             --------------------------
                                                 Kenneth L. Hignett
                                                 Senior Vice President,
                                             Chief Financial Officer & Secretary