Form 10-K405
period 1999-02-28
MORGANS FOODS INC
filed 1999-06-01
CIK 68145

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                 Annual Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For the fiscal year ended    February 28, 1999  Commission file number   0-3833
                         -----------------------                      ---------

                              MORGAN'S FOODS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Ohio                                              34-0562210
-------------------------------                        ----------------------
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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of May 6, 1999, the aggregate market value of the common stock held by nonaffiliates of the Registrant was $6,923,407.

         As of May 6, 1999, the Registrant had 2,910,839 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III incorporates by reference certain information from the definitive Proxy Statement to security holders for the 1999 annual meeting, to be filed with the Securities and Exchange Commission on or before June 25, 1999.

                              MORGAN'S FOODS, INC.

                                     PART I


ITEM 1.  BUSINESS.

         GENERAL. The Registrant operates, through wholly-owned subsidiaries, Kentucky Fried Chicken ("KFC") restaurants under franchises from KFC Corporation. The Company also operates East Side Mario's restaurants in the Cleveland/Akron and Columbus, Ohio areas under franchises from East Side Mario's, Inc. As of May 27, 1999, the Company operated 48 KFC restaurants, three of which also offer Taco Bell products, as well as five East Side Mario's restaurants. The headquarters of the Registrant are located in the Cleveland, Ohio metropolitan area. Throughout this Report, the Registrant together with its subsidiaries is referred to as the "Company."

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

         Of the 48 KFC restaurants operated by the Company as of May 27, 1999, 14 are located in Ohio, 21 in Pennsylvania, 10 in Missouri, 1 in Illinois, 1 in West Virginia and 1 in New York. The Company was one of the first KFC Corporation franchisees and has operated in excess of 20 KFC franchises for more than 25 years. Operations relating to these KFC units are seasonal to a certain extent, with higher sales generally occurring in the summer months. Five East Side Mario's restaurants operated by the Company are located in the Cleveland/Akron area and one in Columbus, Ohio.

         FRANCHISE AGREEMENTS. All of the Company's KFC restaurants are operated under franchise agreements with KFC Corporation. The Company considers retention of these agreements to be important to the success of its restaurant business and believes that its relationship with KFC Corporation is satisfactory. For KFC products, the Company is required to pay royalties of 4% of gross revenues and to expend an additional 5% of gross revenues on national and local advertising pursuant to its franchise agreements. In May 1997, the Company renewed substantially all of its franchise agreements for twenty years. Subject to satisfying KFC requirements for restaurant image and other matters, franchise agreements are renewable at the Company's option for successive ten year periods. The franchise agreements provide that each KFC unit is to be inspected by KFC Corporation approximately three or four times per year. These inspections cover product preparation and quality, customer service, and restaurant appearance and operation. Taco Bell products are offered in the Company's KFC/Taco Bell "2 in 1" restaurants under five year license agreements which require the Company to pay royalties at 10% and advertising fund contributions at 1/2% of Taco Bell gross revenue. Both KFC Corporation and Taco Bell Corporation are wholly owned by Tricon Global Restaurants, Inc. The East Side Mario's restaurants are operated under franchise agreements with East Side Mario's, Inc., for remaining terms of 15 to 17 years and are renewable by the Company for one additional term of 10 years. The East Side Mario's franchise agreements require the Company to pay royalties of 4% on gross revenue and

                              MORGAN'S FOODS, INC.

                                 PART I (CONT'D)


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

         GROWTH. During fiscal 1999, the Company completed construction of a new KFC restaurant in Boardman, OH and acquired four KFC restaurants in the Erie, PA market area, two KFC restaurants in the Jamestown, NY area and two KFC restaurants in the St. Louis market area. Also, the Company entered into a binding agreement to purchase two KFC restaurants in Erie, PA, which transaction is expected to close in early June 1999. Also, in May 1999, the Company signed definitive agreements to purchase 43 KFC restaurant properties and 12 Taco Bell restaurants from KFC Corporation and Taco Bell Corporation respectively and expects to close the transactions in middle to late June 1999. During fiscal 1999, the Company also ceased operations at its East Side Mario's restaurant in Mayfield Heights, OH and liquidated its leasehold interest subsequent to the end of the fiscal year. During fiscal 1998, the Company completed the construction of a new KFC restaurant on leased land in Greensburg, PA and completed the rebuilding of a KFC restaurant in the St. Louis market area.

                              MORGAN'S FOODS, INC.

         EMPLOYEES. As of May 27, 1999, the Company employed approximately 1,217 persons, including 31 administrative and 116 managerial employees. The balance are hourly employees, most of whom are part-time. None of the restaurant employees are represented by a labor union. The Company considers its employee relations to be satisfactory.


ITEM 2.  PROPERTIES.

         The Company leases approximately 5,388 square feet of space for its headquarters in Cleveland, Ohio. The lease expires in 2001 and the rent under the current term is $7,097 per month. The lease also contains a renewal option of five years, which may be exercised by the Company. The Company also leases space for a regional office in Youngstown, OH, which is used to assist in the operation of the KFC restaurants.

         Of the 48 KFC restaurants, the Company owns the land and building for 23 locations, owns the building and leases the land for 6 locations and leases the land and building for 19 locations. Twenty of the owned properties are subject to mortgages. Remaining lease terms (including renewal options) range from 1 to 27 years and average approximately 15 years. These leases generally require the Company to pay taxes and utilities, to maintain casualty and liability insurance, and to keep the property in good repair. The Company pays annual rental for each leased KFC restaurant in amounts ranging from $10,800 to $78,750. In addition, 16 of these leases require payment of additional rentals based on a percentage of gross sales in excess of certain base amounts. Sales for 7 KFC restaurants exceeded the respective base amounts in fiscal 1999. Of the five East Side Mario's restaurants, the Company owns the building and leases the land on one location and leases the land and the building for four locations. In addition, three of the East Side Mario's restaurant leases require payment of additional rentals based on a percentage of gross sales in excess of certain base amounts. Sales for these East Side Mario's restaurants did not exceed their base amounts for fiscal 1999.

         The Company believes that its restaurants are generally efficient, well equipped and maintained and in good condition.


ITEM 3.  LEGAL PROCEEDINGS.

         On April 20, 1998 the Company and its wholly owned subsidiary, Morgan's Creative Restaurant Concepts, Inc., filed a lawsuit against East Side Mario's, Inc. and other related parties in Federal District Court in Cleveland, Ohio and on July 8, 1998 the Company filed a second suit against the same parties. The suits allege fraud, deceptive trade practices and failure to support the East Side Mario's franchisees among other things and they cover complex business and trade issues involving many counts. As a result of the lawsuits certain royalty and advertising fund payments are in dispute. Because of the complex nature of litigation, the Company is unable to determine the outcome of the matter or to estimate potential recovery, if any.

                              MORGAN'S FOODS, INC.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to security holders for a vote during the last quarter of the Company's fiscal year ended February 28, 1999.


EXECUTIVE OFFICERS OF THE COMPANY


         The Executive Officers and other Officers of the Company are as follows:


                                                   POSITION WITH
       NAME                     AGE                  REGISTRANT                   OFFICER SINCE
-------------------             ---             --------------------              -------------

EXECUTIVE OFFICERS:

Leonard Stein-Sapir             60              Chairman of the Board              April 1989
                                                and Chief Executive
                                                Officer

James J. Liguori                50              President and Chief                June 1979
                                                Operating Officer

Kenneth L. Hignett              52              Senior Vice President-             May 1989
                                                Chief Financial Officer
                                                & Secretary

OTHER OFFICERS:

Barton J. Craig                 50              Senior Vice President -            January 1994
                                                General Counsel

Vincent J. Oddi                 56              Vice President-                    September 1979
                                                Restaurant Development

Ramesh J. Gursahaney            50              Vice President-                    January 1991
                                                Operations Services


         Mr. Craig serves as a Law Professor at Albertus Magnus College.

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


                                                             PRICE RANGE
                                                          HIGH         LOW
                                                          -----------------
YEAR ENDED FEBRUARY 28, 1999:
                    1st Quarter ......................    $3 5/8     $2 1/8
                    2nd Quarter ......................     2 13/16    2
                    3rd Quarter ......................     2 3/8      2
                    4th Quarter ......................     2 3/4      2

YEAR ENDED MARCH 1, 1998:
                    1st Quarter ......................    $3         $2 1/4
                    2nd Quarter ......................     3          1 11/16
                    3rd Quarter ......................     3          1 15/16
                    4th Quarter ......................     2 3/4      1 7/8

         As of May 6, 1999, the Company had approximately 1,086 shareholders of record. The Company has paid no dividends since fiscal 1975.

                              MORGAN'S FOODS, INC.

ITEM 6.  SELECTED FINANCIAL DATA.

         The following selected financial information for each of the five fiscal years in the period ended February 28, 1999, is derived from, and qualified in its entirety by, the consolidated financial statements of the Company. The following selected financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the notes thereto included elsewhere in this Report.

                          Dollars in thousands except per share amounts.


                                                            YEARS ENDED
                                     ------------------------------------------------------------
                                     FEBRUARY 28,   MARCH 1,   MARCH 2,    MARCH 3,  FEBRUARY 26,
                                         1999        1998       1997        1996         1995
                                     ------------ ---------- ----------- ----------- ------------

Revenues ..........................   $ 40,607    $ 38,868    $ 38,252    $ 42,510    $ 53,295
Cost of sales:
  Food, paper and beverage ........     12,774      12,259      12,141      13,662      17,282
  Labor and benefits ..............     10,635      10,456       9,951      11,122      13,807
Restaurant operating expenses .....     11,348      11,001      11,047      12,256      14,632
Depreciation and amortization .....      1,948       1,840       1,888       1,988       2,536
Asset impairments .................         --          --       2,939          --          --
General and administrative
 expenses .........................      3,137       2,799       2,876       2,947       3,759
                                      --------    --------    --------    --------    --------
Operating income (loss) ...........        765         513      (2,590)        535       1,279
Gain (loss) on sale or disposal
 of restaurant assets .............         --         (98)       (248)      1,681          --
Income (loss) before
 extraordinary items ..............       (721)       (928)     (4,055)      1,126        (425)
Extraordinary loss on early
 extinguishment of debt (2) .......       (287)         --          --          --          --
                                      --------    --------    --------    --------    --------
Net income (loss) .................     (1,008)       (928)     (4,055)      1,126        (425)
Income (loss) per common share (1):
  Income (loss) before
    extraordinary item ............       (.25)       (.31)      (1.37)        .38        (.14)
  Loss on early extinguishment
    of debt .......................       (.10)         --          --          --          --
                                      --------    --------    --------    --------    --------
  Net income (loss) ...............       (.35)       (.31)      (1.37)        .38        (.14)
Working capital (deficiency) ......     (2,182)     (2,046)       (884)       (562)     (3,728)
Total assets ......................     24,011      20,110      19,312      22,034      29,432
Long-term debt ....................     13,094       7,815       6,474       5,448       4,151
Long-term capital lease
 obligations ......................      4,244       5,019       4,847       5,062       3,896

Shareholders' equity ..............      1,248       2,256       3,300       7,378       6,249


           (1) Computed based upon the weighted average number of common and common equivalent shares outstanding during each year, which were 2,910,839 in 1999, 2,936,877 in 1998, 2,967,574 in 1997, 2,969,355 in 1996 and 2,967,806 in
1995. All share and per share amounts have been restated for the reverse stock split which was effective July 14, 1997.

           (2) Prepayment penalty, write off of deferred financing and early buy-out of capitalized leases costs related to early extinguishment of debt.

                              MORGAN'S FOODS, INC.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         RESULTS OF OPERATIONS. During fiscal 1997 through 1999 the Company operated Kentucky Fried Chicken ("KFC") franchised restaurants, of which three also offer Taco Bell products, in the states of Illinois, Missouri, Ohio, Pennsylvania, West Virginia and New York and East Side Mario's franchised restaurants in Ohio. The average number of KFC restaurants in operation during fiscal 1999 was 44 compared to 39 during fiscal 1998 and 40 during fiscal 1997. During fiscal 1999, the Company acquired 8 KFC restaurants and opened one new KFC restaurant. The Company closed one East Side Mario's during fiscal 1999 and currently operates five of the restaurants.

         REVENUES. Revenue was $40,607,000 in fiscal 1999 an increase of $1,739,000 or 4.5% compared to an increase of $616,000 or 1.6% in fiscal 1998. KFC revenue was $33,040,000 in fiscal 1999, an increase of $3,127,000 or 10.5% compared to an increase of 4.8% in fiscal 1998. East Side Mario's revenue was $7,567,000 in fiscal 1999, a decrease of $1,388,000 or 15.5% compared to a decrease of 7.9% in fiscal 1998.

         The 10.5% increase in KFC revenue during fiscal 1999 was the result of a 1.0% increase in comparable restaurant revenues and $2,569,000 in revenues generated by the eight KFC's which were acquired and the one new KFC which was built during fiscal 1999. The 15.5% revenue decrease in the East Side Mario's restaurants during fiscal 1999 was caused by a comparable restaurant decrease of 8.5% combined with the closing of one East Side Mario's during the third quarter of fiscal 1999. The KFC restaurants continue to perform well because of effective support provided by the franchisor and continuing upgrades and improvements made by the Company. The East Side Mario's restaurants continue to perform poorly because of the lack of an effective food system, lack of advertising support and complete failure of the franchisor to make the concept competitive in the mid-priced casual restaurant market. The 1.6% increase in revenue during fiscal 1998 was due to the combination of several factors. First, sales in the comparable KFC restaurants increased 1.8% or $383,000 primarily due to the addition of Taco Bell products. The two KFC restaurants which were acquired just prior to the beginning of fiscal 1998 and the new KFC opened during the year accounted for an increase of $1,735,000, which was partially offset by three closed KFC restaurants in the St. Louis market which caused a decline of $738,000 in sales. Finally, East Side Mario's restaurant sales declined $764,000 or 7.9% compared to the prior year. Revenues for the comparable KFC restaurants were flat during fiscal 1998 compared to the prior year primarily because fiscal 1997 revenues were extremely strong and many of the Company's KFC restaurants were closed for short periods of time during the fiscal 1998 year to facilitate remodeling and image enhancements.

         Revenues for the 16 weeks ended February 28, 1999 were $11,969,000, an increase of $745,000 from the 16 weeks ended March 1, 1998. KFC restaurant revenues increased $1,432,000 to 9,980,000 in the fiscal 1999 quarter compared to the fiscal 1998 quarter due to a comparable restaurant increase of 2.1% and the addition of nine new restaurants, three of which were added during the fiscal fourth quarter. East Side Mario's comparable restaurant revenues declined by $687,000 to $1,989,000 for the fiscal 1999 fourth quarter caused by a comparable restaurant revenue decline of 8.5% combined with the closing of one restaurant late in the third quarter. The reasons for these changes are the same as mentioned above in the full year comparisons.

                              MORGAN'S FOODS, INC.

         COST OF SALES - FOOD, PAPER AND BEVERAGE. Food, paper and beverage costs were $12,774,000 or 31.5% of sales in fiscal 1999 compared to $12,259,000 or 31.5% of sales in fiscal 1998. Food, paper and beverage costs declined by 0.2% of sales in the KFC's due to efficiencies from higher average restaurant volumes and the continuation of low chicken prices. Food, paper and beverage costs rose 0.2% of sales in the East Side Mario's due to declining revenues and the absence of menu price increases to offset higher food procurement costs. Food, paper and beverage costs were $12,259,000 or 31.5% of sales in fiscal 1998 compared to $12,141,000 or 31.7% of sales in fiscal 1997. Food, paper and beverage costs declined by 0.4% of sales in the KFC's due to efficiencies from higher volumes and the absence of high food cost promotions. Food, paper and beverage costs remained constant as a percentage of sales in the East Side Mario's due to more effective operational controls offset by decreased efficiency due to lower volumes.

         For the fourth quarter, food, paper and beverage costs in fiscal 1999 increased as a percentage of sales to 31.7% from 31.2% in fiscal 1998. KFC food, paper and beverage cost increased 0.5% of sales due to lower food cost efficiency in the restaurants acquired late in fiscal 1999. The East Side Mario's food, paper and beverage costs increased 0.2% of sales during the fiscal 1999 fourth quarter due to lower restaurant volumes.

         COST OF SALES - LABOR AND BENEFITS. Labor and benefits decreased to 26.2% of sales or $10,635,000 in fiscal 1999 from 26.9% of sales or $10,456,000 in fiscal 1998. Labor and benefit costs in the KFC's decreased 0.5% in fiscal 1999 compared to the prior year primarily due to reduced workers compensation costs. Labor and benefit costs in the East Side Mario's increased 0.2% of sales in fiscal 1999 because of reduced efficiency caused by lower volume levels. Labor and benefit costs in fiscal 1998 increased to 26.9% of sales or $10,456,000 compared to 26.0% of sales or $9,951,000 in fiscal 1997. Labor costs in the KFC's increased by approximately 1.6% of sales primarily due to the increase in the minimum wage and the inefficiencies created by many short term restaurant closings during fiscal 1998 to facilitate image enhancements and remodeling. The labor costs in the East Side Mario's remained relatively consistent as a percentage of sales despite lower volumes due to continuing strong management controls.

         Labor and benefit costs for the fourth quarter decreased to 26.7% of sales or $3,201,000 compared to 27.9% of sales or $3,127,000 in fiscal 1998. Labor costs as a percentage of sales in the KFC's decreased 0.7% in the fiscal 1999 fourth quarter compared to the fiscal 1998 fourth quarter while labor costs in the East Side Mario's increased 1.4% percent of sales for the same periods. The changes were primarily caused by lower workers' compensation rates which were offset, in the East Side Mario's, by decreased efficiency due to lower volumes.

         RESTAURANT OPERATING EXPENSES. Restaurant operating expenses in fiscal 1999 decreased to 27.9% of sales or $11,348,000 compared to 28.3% of sales or $11,001,000 in the prior year. KFC restaurant operating expenses decreased to 25.7% of sales in fiscal 1999 compared to 26.1% of sales in fiscal 1998 due to increased average sales volumes. Restaurant operating expenses in the East Side Mario's restaurants increased as percentage of sales to 37.8% from 35.8% in the prior year due to lower average volumes and the closing of one restaurant in the third quarter of fiscal 1999. Restaurant operating expenses in fiscal 1998 declined slightly to $11,001,000 or 28.3% of revenue from $11,047,000 or 28.9% of revenue in fiscal 1997.

                              MORGAN'S FOODS, INC.

KFC operating expenses declined by 0.7% of sales primarily due to lower rent and advertising expenditures and the East Side Mario's increased 1.0% of sales due to lower sales volumes combined with increases in land and building rent.

         Restaurant operating expenses for the fourth quarter of fiscal 1999 decreased to 29.2% of sales or $3,492,000 from 30.8% of sales or $3,460,000 in the year earlier quarter. KFC restaurant operating expenses decreased to 27.0% of sales in the fiscal 1999 period from 28.3% of sales in the comparable prior year period primarily due to higher restaurant volumes. Restaurant operating expenses for the East Side Mario's restaurants in the fourth quarter of fiscal 1999 rose to 40.2% of sales compared to 38.9% of sales in the year earlier period due to lower restaurant volumes and the closing of one restaurant in the third quarter of fiscal 1999.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization in fiscal 1999 increased to $1,948,000 from $1,840,000 in fiscal 1998. Depreciation for the KFC restaurants increased $46,000 from the prior year to $1,198,000 due to the building of one restaurant and the acquisition of eight others during fiscal 1999. Depreciation for the East Side Mario's remained essentially the same at $559,000. Amortization for fiscal 1999 increased to $191,000 from $130,000 in the prior year due to increased balances for franchise fees and deferred financing costs. Depreciation and amortization in fiscal 1998 decreased slightly to $1,840,000 from $1,888,000 in fiscal 1997. Depreciation for the KFC restaurants increased to $1,152,000 in fiscal 1998 from $1,068,000 in fiscal 1997 due to increased asset balances related to acquisition and image enhancement of several restaurants. Depreciation in the East Side Mario's restaurants decreased to $558,000 in fiscal 1998 from $661,000 in fiscal 1997 due to the asset impairment write-down taken in the fourth quarter of fiscal 1997. Amortization decreased to $130,000 in fiscal 1998 from $159,000 in fiscal 1997 primarily due to the write off of goodwill in the fourth quarter of fiscal 1997.

         ASSET IMPAIRMENTS. The Company recorded asset impairments of $2,939,000 in the fourth quarter of fiscal 1997. These impairments included $1,700,000 to write-down the carrying value of certain East Side Mario's restaurants and $1,239,000 to write-off goodwill remaining from a previous KFC acquisition. The write-down of these assets resulted from management's evaluation of recoverability of their carrying values from estimated future cash flows from their operation and/or liquidation, as explained in Note 4 to the Consolidated Financial Statements.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $3,137,000 in fiscal 1999 from $2,799,000 in fiscal 1998. The increase of $338,000 was the result of adding a KFC market manager to keep pace with the KFC expansion, higher training costs due to KFC acquisitions and $118,000 of legal expenses in the East Side Mario's litigation which is described in Item 3 of this report. General and administrative expenses decreased to $2,799,000 in fiscal 1998 from $2,876,000 in fiscal 1997. The decrease was primarily due to lack of the workers' compensation litigation accrual recorded in fiscal 1997 and reduction of field administration expenses in the East Side Mario's restaurants, partially offset by increased expenses related to the reverse stock split and upgrading of computer systems.

                              MORGAN'S FOODS, INC.

         OPERATING INCOME. Operating income in fiscal 1999 increased $252,000 to $765,000 from $513,000 in fiscal 1998. This increase was the result of expansion of the KFC restaurant segment, partially offset by larger losses in the East Side Mario's restaurants. Operating income in fiscal 1998 was $513,000 compared to an operating loss of $2,590,000 in fiscal 1997. The operating loss in fiscal 1997 would have been operating income of $349,000 without the asset impairment write-down of $2,939,000, which was taken in fiscal 1997. The improvement in fiscal 1998 is primarily the result of additional KFC restaurants, the addition of Taco Bell products to three existing KFC restaurants, improvement in food costs and reduction in general and administrative expenses as discussed above.

         INTEREST EXPENSE AND OTHER INCOME. Interest expense from bank debt and notes payable increased to $992,000 in fiscal 1999 from $836,000 in fiscal 1998 due to increased borrowings to fund the acquisition and expansion of KFC restaurants. The company acquired eight existing KFC restaurants from other franchisees and built one new KFC restaurant during fiscal 1999. Interest expense from capitalized lease debt remained relatively constant at $546,000 in fiscal 1999. Interest expense from bank debt and notes payable increased to $836,000 in fiscal 1998 compared to $635,000 in fiscal 1997. This increase is the result of additional debt incurred for the purchase of two KFC restaurants late in fiscal 1997, the building of one new KFC, the image enhancement of 12 KFC's, the addition of Taco Bell facilities to three KFC restaurants, and the early renewal of substantially all of the Company's KFC franchise agreements. Interest on capitalized lease debt, at $554,000 in fiscal 1998, was substantially unchanged from $564,000 in fiscal 1997.

         GAIN (LOSS) ON SALE OF RESTAURANT ASSETS. In fiscal 1999, the Company recorded losses of $11,000 for the disposal of equipment related to several KFC restaurant image enhancements. In fiscal 1998 the Company recorded losses of $98,000 related to the closing of one KFC restaurant and the disposal of equipment during several image enhancements.

         EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT. During fiscal 1999, the Company paid $4,899,000 of 15 year maturity, fixed rate debt, carrying an interest rate of approximately 10.0%, which was incurred in the third quarter of fiscal 1996, in advance of its scheduled maturity. This prepayment was funded by borrowing $6,762,000 of 20 year maturity, fixed rate debt carrying an interest rate of approximately 8.7%. The Company paid prepayment penalties of $98,000, wrote off $140,000 of deferred financing costs related to this transaction and incurred a loss of $49,000 on the early buy out of capitalized leases covering equipment at three of the locations. This transaction is more fully described in
Note 3 to the consolidated financial statements.

         LIQUIDITY AND CAPITAL RESOURCES. The Company, like others in the restaurant industry, operates on minimal working capital and relies on cash flow from operations, debt borrowings and lease financing for the construction and refurbishment of restaurant properties and repayment of debt. Cash flow activity for fiscal 1999, 1998 and 1997 is presented in the Consolidated Statements of Cash Flows.

                              MORGAN'S FOODS, INC.

         Capital expenditures for fiscal 1999 were $5,379,000, substantially all of which related to KFC restaurants. In fiscal 1999 the Company received $10,769,000 in mortgage financing for the construction of one new KFC restaurant, the acquisition of eight existing KFC restaurants and the prepayment of $4,899,000 of debt. The Company made principal payments on long-term debt of $577,000 in fiscal 1999.

         The Company has installed the newest version of its accounting software package and a recent version of the network operating system used at the Home Office, both of which are year 2000 compliant. Management has identified several minor machines and non-critical systems which are not year 2000 compliant and is in the process of replacing them. Management believes that this will be completed well before the end of 1999 and that it has no significant year 2000 operating exposure in its critical core systems. The Company has two major suppliers upon which it relies for food and related restaurant supplies and which are using computerized ordering systems. Both of these suppliers have represented that they will be year 2000 compliant before the end of the year. The Company is requesting certification of year 2000 readiness from these suppliers and is evaluating possible backup solutions since failure of these suppliers to continue operations in the year 2000 could cause material disruptions to the operation of the Company's restaurants. Items disclosed herein constitute "Y2000 Readiness Disclosures" under the Year 2000 Information and Readiness Disclosure Act.

         The KFC operations of the Company have historically provided sufficient cash flow to service the Company's debt, refurbish and upgrade KFC restaurant properties and cover administrative overhead. Management believes that operating cash flow will provide sufficient capital to continue to operate and maintain the KFC and East Side Mario's restaurants, service the Company's debt and support required corporate expenses. In addition to the Company's operating cash flow, management believes that additional financing, including long-term leases of build-to-suit restaurants, development lines of credit and sale/leaseback arrangements can be obtained to refurbish and acquire KFC restaurants. Subsequent to the end of fiscal 1999 the Company entered into definitive agreements to purchase forty-three existing KFC restaurants from KFC Corp. and twelve Taco Bell restaurants from Taco Bell Corp. which will be financed under a new mortgage financing commitment.

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

            The Company has been financing the expansion and image enhancement of its restaurants primarily through the use of fixed rate long-term debt on which the rate is fixed at the time of funding. At February 28, 1999 there was $13,671,000 of such debt outstanding at rates ranging from 8.3% to 10.6%. Management has evaluated the potential effect of a 1.0% increase in these rates on future capital spending plans and believes that there would be no material effect.

                              MORGAN'S FOODS, INC.

         The Company will commit approximately $3,600,000 to image enhancements and expansions of existing KFC restaurants during fiscal 2000, for which financing is not yet committed, as well as approximately $1,600,000 to upgrade point of sale devices and add equipment for the roll out, in the third quarter of fiscal 2000, of the KFC sandwich program for which financing requests are in process. There are no plans to add additional East Side Mario's restaurants for the next fiscal year.

         SEASONALITY. The operations of the Company are affected by seasonal fluctuations. Historically, the Company's revenues and income have been highest during the summer months with the fourth fiscal quarter representing the slowest period. This seasonality is primarily attributable to weather conditions in the Company's marketplace which consists of portions of Ohio, Pennsylvania, Missouri, Illinois, West Virginia and New York.

         NEW ACCOUNTING STANDARD. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company has not yet completed its analysis of SFAS No. 133 and accordingly has not yet determined what effect, if any, it may have on future financial statements.

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

                                      None.

                              MORGAN'S FOODS, INC.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information on Directors of the Company is incorporated herein by reference to the definitive Proxy Statement to security holders for the 1999 annual meeting to be filed with the Securities and Exchange Commission on or before June 25, 1999.

         Information regarding the Executive Officers of the Company is reported in a separate section captioned "Executive Officers of the Company" included in
Part I hereof.

ITEM 11.  EXECUTIVE COMPENSATION.

         Information on executive compensation is incorporated herein by reference to the definitive Proxy Statement to security holders for the 1999 annual meeting to be filed with the Securities and Exchange Commission on or before June 25, 1999.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Information on security ownership of certain beneficial owners, officers and directors is incorporated herein by reference to the definitive Proxy Statement to security holders for the 1999 annual meeting to be filed with the Securities and Exchange Commission on or before June 25, 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information on certain relationships and related transactions is incorporated herein by reference to the definitive Proxy Statement to security holders for the 1999 annual meeting to be filed with the Securities and Exchange Commission on or before June 25, 1999.

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

                              MORGAN'S FOODS, INC.
                        INDEX TO FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULES
                               ITEM 14 (a) 1 AND 2



                                                                                   PAGE
ITEM 14 (a) 1                                                                    REFERENCE
-------------                                                                    ---------

Independent Auditors' Report..................................................      17

Consolidated Balance Sheets
  at February 28, 1999 and March 1, 1998......................................      18

Consolidated Statements of Operations
  for the years ended February 28, 1999, March 1, 1998 and March 2, 1997......      19

Consolidated Statements of Shareholders' Equity
  for the years ended February 28, 1999, March 1, 1998 and March 2, 1997......      20

Consolidated Statements of Cash Flows
  for the years ended February 28, 1999, March 1, 1998 and March 2, 1997......      21

Notes to Consolidated Financial Statements....................................      22


ITEM 14 (a) 2
-------------

         All schedules normally required by Form 10-K are not required under the related instructions or are inapplicable, and therefore are not presented.

    INDEPENDENT AUDITORS' REPORT










    To the Board of Directors and Shareholders
    Morgan's Foods, Inc.
    Cleveland, Ohio

    We have audited the accompanying consolidated balance sheets of Morgan's Foods, Inc. and subsidiaries as of February 28, 1999 and March 1, 1998 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended February 28, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Morgan's Foods, Inc. and subsidiaries at February 28, 1999 and March 1, 1998 and the results of their operations and their cash flows for each of the three years in the period ended February 28, 1999 in conformity with generally accepted accounting principles.




    /s/Deloitte & Touche LLP
    Cleveland, Ohio
    May 26, 1999

                              MORGAN'S FOODS, INC.
                           CONSOLIDATED BALANCE SHEETS
                       FEBRUARY 28, 1999 AND MARCH 1, 1998


    ASSETS
                                                                  1999            1998
                                                              ------------    ------------
 Current assets:
  Cash and equivalents ....................................   $  2,655,000    $  2,316,000
  Marketable securities ...................................              -         102,000
  Receivables .............................................         38,000          74,000
  Inventories .............................................        332,000         325,000
  Prepaid expenses ........................................        218,000         157,000
                                                              ------------    ------------
                                                                 3,243,000       2,974,000

 Property and equipment (Notes 7 and 8):

  Land ....................................................      3,379,000       1,949,000
  Buildings and improvements ..............................      9,433,000       7,160,000
  Property under capital leases ...........................      5,089,000       5,621,000
  Leasehold improvements ..................................      3,578,000       3,280,000
  Equipment, furniture and fixtures .......................      9,915,000       8,995,000
  Construction in progress ................................        344,000          28,000
                                                              ------------    ------------
                                                                31,738,000      27,033,000
 Less accumulated depreciation and amortization ...........     13,346,000      11,934,000
                                                              ------------    ------------
                                                                18,392,000      15,099,000
 Other assets .............................................      1,776,000       1,437,000
 Deferred taxes (Note 10) .................................        600,000         600,000
                                                              ------------    ------------
                                                              $ 24,011,000    $ 20,110,000
                                                              ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

 Current liabilities:
  Current maturities of long-term debt (Note 7) ...........   $    577,000    $    563,000
  Current maturities of capital lease obligations (Note 8)         453,000         503,000
  Accounts payable ........................................      2,066,000       1,969,000
  Accrued liabilities (Note 6) ............................      2,329,000       1,985,000
                                                              ------------    ------------
                                                                 5,425,000       5,020,000

 Long-term debt (Notes 3 and 7) ...........................     13,094,000       7,815,000
 Long-term capital lease obligations (Note 8) .............      4,244,000       5,019,000

 Commitments and contingencies (Notes 5, 7 and 8)

SHAREHOLDERS' EQUITY

 Preferred shares, 1,000,000 shares authorized,
   no shares outstanding
 Common Stock:
   Authorized shares - 25,000,000
   Issued shares - 2,969,405 ..............................         30,000          30,000
   Treasury Shares - 58,566 ...............................       (139,000)       (139,000)
 Capital in excess of stated value ........................     28,875,000      28,875,000
 Accumulated deficit ......................................    (27,518,000)    (26,510,000)
                                                              ------------    ------------
 Total shareholders' equity ...............................      1,248,000       2,256,000
                                                              ------------    ------------
                                                              $ 24,011,000    $ 20,110,000
                                                              ============    ============


                 See notes to consolidated financial statements.

                              MORGAN'S FOODS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         YEARS ENDED FEBRUARY 28, 1999, MARCH 1, 1998 AND MARCH 2, 1997


                                             1999            1998             1997
                                         ------------    ------------    ------------

Revenues .............................   $ 40,607,000    $ 38,868,000    $ 38,252,000

Cost of sales:
  Food, paper and beverage ...........     12,774,000      12,259,000      12,141,000
  Labor and benefits .................     10,635,000      10,456,000       9,951,000
Restaurant operating expenses ........     11,348,000      11,001,000      11,047,000
Depreciation and amortization ........      1,948,000       1,840,000       1,888,000
Asset impairments (Note 4) ...........              -               -       2,939,000
General and administrative expenses ..      3,137,000       2,799,000       2,876,000
                                         ------------    ------------    ------------
Operating income (loss) ..............        765,000         513,000      (2,590,000)
Interest Expense:
  Bank debt and notes payable ........       (992,000)       (836,000)       (635,000)
  Capital leases .....................       (546,000)       (554,000)       (564,000)
Loss on sale or disposal
 of restaurant assets (Note 5) .......        (11,000)        (98,000)       (248,000)
Other income and expense, net ........         83,000          61,000           7,000
                                         ------------    ------------    ------------
Loss before extraordinary item
   and income taxes ..................       (701,000)       (914,000)     (4,030,000)
Provision for income taxes (Note 10) .         20,000          14,000          25,000
                                         ------------    ------------    ------------
Loss before extraordinary item .......       (721,000)       (928,000)     (4,055,000)
Extraordinary loss on early
 extinguishment of debt (Note 3) .....       (287,000)              -               -
                                         ------------    ------------    ------------
Net loss .............................   $ (1,008,000)   $   (928,000)   $ (4,055,000)
                                         ============    ============    ============
Income (loss) per common share:
  Loss before extraordinary item .....   $       (.25)   $       (.31)   $      (1.37)
  Loss on early extinguishment of debt           (.10)              -               -
                                         ------------    ------------    ------------
  Net loss per share .................   $       (.35)   $       (.31)   $      (1.37)
                                         ============    ============    ============


                 See notes to consolidated financial statements.

                              MORGAN'S FOODS, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
         YEARS ENDED FEBRUARY 28, 1999, MARCH 1, 1998 AND MARCH 2, 1997






                                           COMMON SHARES                  TREASURY SHARES
                                   ----------------------------    ----------------------------
                                      SHARES           AMOUNT         SHARES           AMOUNT
                                   ------------    ------------    ------------    ------------

Balance, March 3, 1996 .........      2,969,405       2,969,000               -               -
Change in stated value (Note 9)                      (2,939,000)
Net loss .......................
Purchase of treasury shares ....                                         (8,333)        (23,000)
                                   ------------    ------------    ------------    ------------
Balance, March 2, 1997 .........      2,969,405          30,000          (8,333)        (23,000)
Net loss .......................
Purchase of treasury shares ....                                        (50,233)       (116,000)
                                   ------------    ------------    ------------    ------------
Balance, March 1, 1998 .........      2,969,405    $     30,000         (58,566)   $   (139,000)
Net loss .......................
                                   ------------    ------------    ------------    ------------
Balance, February 28, 1999 .....      2,969,405    $     30,000         (58,566)   $   (139,000)
                                   ============    ============    ============    ============




                                     CAPITAL IN                        TOTAL
                                     EXCESS OF     ACCUMULATED     SHAREHOLDERS'
                                    STATED VALUE     DEFICIT          EQUITY
                                    ------------   ------------    ------------

Balance, March 3, 1996 .........      25,936,000    (21,527,000)      7,378,000
Change in stated value (Note 9)        2,939,000
Net loss .......................                     (4,055,000)     (4,055,000)
Purchase of treasury shares ....                                        (23,000)
                                    ------------   ------------    ------------
Balance, March 2, 1997 .........      28,875,000    (25,582,000)      3,300,000
Net loss .......................                       (928,000)       (928,000)
Purchase of treasury shares ....                                       (116,000)
                                    ------------   ------------    ------------
Balance, March 1, 1998 .........    $ 28,875,000   $(26,510,000)   $  2,256,000
Net loss .......................                     (1,008,000)     (1,008,000)
                                    ------------   ------------    ------------
Balance, February 28, 1999 .....    $ 28,875,000   $(27,518,000)   $  1,248,000
                                    ============   ============    ============




                 See notes to consolidated financial statements.

                              MORGAN'S FOODS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         YEARS ENDED FEBRUARY 28, 1999, MARCH 1, 1998 AND MARCH 2, 1997


                                                    1999            1998            1997
                                                ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ..................................   $ (1,008,000)   $   (928,000)   $ (4,055,000)
  Adjustments to reconcile to net cash
   provided by operating activities:
    Depreciation and amortization ...........      1,948,000       1,840,000       1,888,000
    Asset impairments .......................             --              --       2,939,000
    Loss on sale or disposal
     of restaurant assets ...................         11,000          98,000         248,000
    Changes in assets and liabilities:
     Decrease in receivables ................         36,000          38,000          30,000
     Decrease (Increase) in inventories .....         (7,000)        (32,000)         54,000
     Decrease (Increase) in prepaid expenses         (69,000)         34,000          17,000
     (Increase) in other assets .............       (203,000)        (91,000)        (12,000)
     Increase in accounts payable ...........         96,000          55,000          30,000
     Increase (Decrease) in accrued
      liabilities ...........................        344,000         (60,000)        382,000
                                                ------------    ------------    ------------
  Net cash provided by operating activities .      1,148,000         954,000       1,521,000
                                                ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale of restaurants .......................              -          15,000          21,000
  Capital expenditures ......................     (5,379,000)     (3,074,000)     (2,203,000)
  Proceeds from sale and maturity
   of marketable securities .................        102,000          96,000          87,000
                                                ------------    ------------    ------------
  Net cash provided by (used in)
   investing activities .....................     (5,277,000)     (2,963,000)     (2,095,000)
                                                ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt,
   net of financing costs ...................     10,769,000       1,651,000       1,355,000
  Principal payments on long-term debt ......       (577,000)       (490,000)       (268,000)
  Principal payments on capital
   lease obligations ........................       (825,000)       (431,000)       (373,000)
  Bank debt repayment in advance of
   scheduled maturities .....................     (4,899,000)              -               -
  Proceeds from sale/leaseback transactions .        698,000         230,000
  Purchase of treasury shares ...............              -        (116,000)        (23,000)
                                                ------------    ------------    ------------
  Net cash provided by (used in)
   financing activities .....................      4,468,000       1,312,000         921,000
                                                ------------    ------------    ------------
  Net change in cash and equivalents ........        339,000        (697,000)        347,000
  Cash and equivalents, beginning balance ...      2,316,000       3,013,000       2,666,000
                                                ------------    ------------    ------------
  Cash and equivalents, ending balance ......   $  2,655,000    $  2,316,000    $  3,013,000
                                                ============    ============    ============
  Noncash investing and financing activities-
   franchise fees and capital leases ........   $          -    $    418,000    $          -
                                                ============    ============    ============


                See notes to consolidated financial statements.

                              MORGAN'S FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FEBRUARY 28, 1999, MARCH 1, 1998 AND MARCH 2, 1997


NOTE 1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

         DESCRIPTION OF BUSINESS. Morgan's Foods, Inc. ("The Company") operates 48 Kentucky Fried Chicken ("KFC") restaurants, of which three also offer Taco Bell products, in the states of Illinois, Missouri, Ohio, Pennsylvania, West Virginia and New York which comprised 81% of total revenues for fiscal 1999. The Company also operates, as franchisee, 5 East Side Mario's ("ESM") restaurants as well as an additional ESM which was operated through the first 33 weeks of fiscal 1999, in the Cleveland/Akron and Columbus, Ohio areas which comprised 19% of total revenues for fiscal 1999. The Company's fiscal year is a 52-53 week year ending on the Sunday nearest the last day of February.

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

         PROPERTY AND EQUIPMENT. Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets as follows: buildings and improvements - 3 to 20 years; equipment, furniture and fixtures - 10 years. Leasehold improvements are amortized over 3 to 15 years, which is the shorter of the life of the asset or life of the lease. The asset values of the capitalized leases are amortized using the straight-line method over the lives of the respective leases which range from 15 to 20 years. Depreciation and amortization expense for fiscal 1999, 1998 and 1997 was $1,863,000, $1,772,000 and $1,770,000, respectively.

         Management evaluates the net carrying value of property and equipment periodically in light of both the estimated future cash flows resulting from the use of the assets as well as the estimated liquidation value of such assets. Management believes the carrying value of property and equipment at February 28, 1999 will be recovered from future cash flows.

                              MORGAN'S FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FEBRUARY 28, 1999, MARCH 1, 1998 AND MARCH 2, 1997


         FRANCHISE AGREEMENTS. Franchise agreements are recorded at cost. Amortization is computed on the straight-line method over the term of the franchise agreement. The Company's franchise agreements are predominantly 20 years in length. Annual amortization expense was $43,000, $29,000 and $12,000 for fiscal years 1999, 1998 and 1997. Franchise fees and accumulated amortization were $872,000 and $104,000 for fiscal 1999 and $659,000 and $61,000 for fiscal 1998, respectively.

         DEFERRED FINANCING COSTS. Costs related to the acquisition of long-term debt are capitalized and expensed over the term of the related debt. Annual amortization expense was $34,000, $29,000 and $56,000 for fiscal years 1999, 1998 and 1997. The balance of deferred financing costs was $500,000 for fiscal 1999 and $367,000 for fiscal 1998.

         GOODWILL. Goodwill was amortized over forty years on a straight-line basis. Annual amortization expense was $40,000 for fiscal 1997. Management evaluated the carrying amount of goodwill periodically based upon past and projected cash flows from operations and the estimated fair value of related assets and as a result, wrote off the remaining balance of goodwill in fiscal 1997 (see Note 4).

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

NOTE 2.  SEGMENT REPORTING

         For the fiscal year ended February 28, 1999, the Company adopted Statement of Financial Accounting Standards ("SFAS") 131 requiring the disclosure of certain information regarding the business segments of an enterprise. Management has determined that the operations of the Company consist of two reportable segments. The first segment includes the Company's KFC and KFC/Taco Bell "2 in 1" restaurants while the second segment contains the ESM restaurants. Management and the Board of Directors use financial information separately from each of the KFC and ESM segments to analyze restaurant operations from revenue through restaurant contribution. Home Office and supervisory overhead and financing costs are not allocated to the business segments. The following is the operating segment information and reportable segment asset information for fiscal years ending in 1999, 1998 and 1997:

                              MORGAN'S FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FEBRUARY 28, 1999, MARCH 1, 1998 AND MARCH 2, 1997


1999 (IN THOUSANDS)              KFC        ESM      TOTAL       1998 (IN THOUSANDS)              KFC        ESM       TOTAL
-------------------              ---        ---      -----       -------------------              ---        ---       -----
Revenues                      $ 33,040   $ 7,567   $ 40,607      Revenues                       $ 29,913   $ 8,955   $ 38,868
Cost of Sales                   18,404     5,005     23,409      Cost of Sales                    16,885     5,830     22,715
Operating Expenses               8,486     2,862     11,348      Operating Expenses                7,800     3,201     11,001
Depreciation                     1,198       559      1,757      Depreciation                      1,152       558      1,710
                              --------   -------   --------                                     --------   -------   --------
Restaurant Contribution       $  4,952   $  (859)     4,093      Restaurant Contribution        $  4,076   $  (634)     3,442
                              ========   =======                                                ========   =======
General & Administrative                              3,137      General & Administrative                               2,799
Interest Expense                                      1,538      Interest Expense                                       1,390
Amortization                                            191      Amortization                                             130
Other                                                   (72)     Other                                                     37
                                                   --------                                                          --------
Loss before extraordinary                                        Loss before
  item & income taxes                              $  (701)       income taxes                                       $   (914)
                                                   =======                                                           ========



1997 (IN THOUSANDS)              KFC        ESM       TOTAL
-------------------              ---        ---       -----
Revenues                      $ 28,533   $ 9,719   $ 38,252
Cost of Sales                   15,762     6,330     22,092
Operating Expenses               7,663     3,384     11,047
Depreciation                     1,068       661      1,729
                              --------   -------   --------
Restaurant Contribution       $  4,040   $  (656)     3,384
                              ========   =======
General & Administrative                              2,876
Interest Expense                                      1,199
Amortization                                            159
Asset Impairment                                      2,939
Other                                                   241
                                                   --------
Loss before
 Income taxes                                      $ (4,030)
                                                   ========



(IN THOUSANDS)                         KFC               ESM              PARENT           TOTAL
--------------                         ---               ---              ------           -----
1999 Total Assets                   $ 15,939           $ 4,476           $ 3,596         $ 24,011
     Capital Expenditures              5,330                 0                49            5,379
1998 Total Assets                     11,663             5,110             3,337           20,110
     Capital Expenditures              3,001                 6                67            3,074


                              MORGAN'S FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FEBRUARY 28, 1999, MARCH 1, 1998 AND MARCH 2, 1997


NOTE 3.  EARLY EXTINGUISHMENT OF DEBT.

         In the fourth quarter of fiscal 1999, the Company paid, in advance of scheduled maturity, seven mortgage loans with a combined balance of $4,899,000. The seven loans were originated in September 1995 with an original balance of $5,509,000, 15 year terms, fixed interest rates of approximately 10.0% and were secured by mortgages on seven of the Company's KFC restaurants. The loans were replaced by new mortgage loans having 20 year terms, 8.7% fixed interest rates, secured by the same seven KFC properties and having an initial, combined balance of $6,762,000. In consummating this transaction, the Company incurred prepayment penalties of $98,000 and expensed $140,000 of deferred financing costs related to the loans, which were paid early. As part of the refinancing transaction, the Company also incurred a loss of $49,000 to buy out capitalized leases covering equipment at three of the locations. In addition, the Company received $1,205,000 in cash net of loan costs and replaced annual debt service of $785,000 with new annual debt service of $716,000.

NOTE 4.  ASSET IMPAIRMENTS.

         The Company recorded asset impairments of $2,939,000 in the fourth quarter of fiscal 1997. These impairments included $1,700,000 to write-down the carrying value of certain East Side Mario's restaurants and $1,239,000 to write-off goodwill remaining from a previous KFC acquisition. The write-down of these assets resulted from management's evaluation of recoverability of their carrying values from estimated future cash flows from their operation and/or liquidation, as explained below:

                  Comparable restaurant revenues, operating income and cash flows of East Side Mario's restaurants had decreased in fiscal 1996. The franchisor and the Company instituted a number of changes in fiscal 1997 which were expected to improve the financial performance of the East Side Mario's restaurants. However, in spite of those changes, the financial performance of these restaurants further declined significantly in fiscal 1997. Also, in February 1997, East Side Mario's, Inc., the franchisor of these restaurants, was sold by Pizza Hut, Inc., a subsidiary of PepsiCo, Inc., to another franchisor. Based upon the poor financial performance of the East Side Mario's restaurants, which management expects to continue unless changes are made to this restaurant concept, and the uncertainty of when or if such improvements may be made by the new franchisor, management determined that the carrying value of property and equipment of certain East Side Mario's restaurants was impaired. Accordingly, the Company recorded asset impairments of $1,700,000 to write-down property and equipment of certain East Side Mario's restaurants, based upon the present value of estimated future cash flows of the restaurants.

                              MORGAN'S FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FEBRUARY 28, 1999, MARCH 1, 1998 AND MARCH 2, 1997


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


NOTE 5.  DISPOSITION OF ASSETS.

         During fiscal 1999, 1998 and 1997, the Company recognized losses totaling $11,000, $98,000 and $248,000, respectively from the sale or disposal of restaurant assets and the closing of unprofitable restaurants. These restaurants did not have a material effect upon the Company's consolidated results of operations or financial position. As of February 28, 1999, the Company remains as the guarantor on two leases from the sale of 24 KFC restaurants in May 1995.

                              MORGAN'S FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FEBRUARY 28, 1999, MARCH 1, 1998 AND MARCH 2, 1997


NOTE 6.  ACCRUED LIABILITIES.

         Accrued liabilities consist of the following at February 28, 1999 and March 1, 1998:


                                            1999        1998
                                        ----------   ----------
Accrued compensation ................   $  738,000   $  631,000
Accrued taxes other than income taxes      411,000      291,000
Accrued liabilities related
 to sold restaurants ................      172,000      266,000
Accrued royalties and advertising ...      430,000      104,000
Other accrued expenses ..............      578,000      693,000
                                        ----------   ----------
                                        $2,329,000   $1,985,000
                                        ==========   ==========


NOTE 7.  LONG-TERM DEBT.

         Long-term debt consists of the following at February 28, 1999 and March 1, 1998:

                                                                    1999          1998
                                                                -----------   -----------
Mortgage debt, monthly payments of $91,000 including
 interest at 8.3% to 10.6%, through 2012,
 collateralized by twenty restaurants having a
 net book value at February 28, 1999 of $7,830,000 ..........   $13,144,000   $ 7,610,000

Equipment loans, monthly payments of $7,000 including
 interest at 10.1% through February 2004 collateralized
 by equipment at four KFC restaurants .......................       314,000       362,000

Notes payable, monthly payments of $12,000 including interest
 at 7.0% through June 2000 for early renewal franchise fees .       190,000       321,000

Note payable at 9.0%, monthly payments of $9,100 including
 interest through October 1998 and thereafter $500 through
 October 2003 ...............................................        23,000        85,000
                                                                -----------   -----------
                                                                 13,671,000     8,378,000
Less current maturities .....................................       577,000       563,000
                                                                -----------   -----------
                                                                $13,094,000   $ 7,815,000
                                                                ===========   ===========


         Certain of the Company's debt arrangements require the maintenance of a consolidated fixed charge coverage ratio of 1.2 to 1.0.

         The Company paid interest relating to long-term debt of approximately $1,100,000, $800,000 and $590,000 in fiscal 1999, 1998 and 1997, respectively.

                              MORGAN'S FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FEBRUARY 28, 1999, MARCH 1, 1998 AND MARCH 2, 1997


NOTE 8.  LEASE OBLIGATIONS AND OTHER COMMITMENTS.

            Property under capital leases at February 28, 1999 and March 1, 1998 are as follows:


                                                       1999         1998
                                                    ----------   ----------

            Leased property:
                Buildings .......................   $3,720,000   $3,895,000
                Equipment, furniture
                 and fixtures ...................    1,369,000    1,726,000
                                                    ----------   ----------
                Total ...........................    5,089,000    5,621,000
            Less accumulated amortization........    1,946,000    1,723,000
                                                    ----------   ----------
                                                    $3,143,000   $3,898,000
                                                    ==========   ==========

            Amortization of leased property under capital leases was $545,000, $482,000 and $495,000 in fiscal 1999, 1998 and 1997, respectively.

            Related obligations under capital leases at February 28, 1999 and March 1, 1998 are as follows:


                                                       1999         1998
                                                    ----------   ----------

            Capital lease obligations ...........   $4,697,000   $5,522,000
            Less current maturities .............      453,000      503,000
                                                    ----------   ----------
            Long-term capital lease obligations .   $4,244,000   $5,019,000
                                                    ==========   ==========

            The Company paid interest of approximately $546,000, $554,000 and $564,000 relating to capital lease obligations in fiscal 1999, 1998 and 1997, respectively.

            Future minimum rental payments to be made under capital leases at February 28, 1999, are as follows:


                             2000 ...................   $  907,000
                             2001 ...................      723,000
                             2002 ...................      650,000
                             2003 ...................      600,000
                             2004 ...................      592,000
                             Later years ............    5,226,000
                                                        ----------
                                                         8,698,000
                             Less amount representing
                             interest ...............    4,001,000
                                                        ----------
                             Total obligations under
                             capital leases .........   $4,697,000
                                                        ==========


The Company's leases for restaurant land and buildings are noncancellable and expire on various dates through 2014. The leases have renewal options ranging from 1 to 26 years. Certain restaurant land and building leases require the payment of additional rent equal to an amount by which a percentage of annual

                              MORGAN'S FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FEBRUARY 28, 1999, MARCH 1, 1998 AND MARCH 2, 1997


sales exceeds annual minimum rentals. The interest rates on the leases range predominantly from 9.5% to 13.0%. Total contingent rentals were $75,000, $72,000 and $63,000 in fiscal 1999, 1998 and 1997, respectively. Future noncancellable minimum rental payments under operating leases at February 28, 1999, are as follows: 2000 - $1,379,000; 2001 - $1,327,000; 2002 - $1,160,000; 2003 -
$982,000; 2004 - $981,000; and an aggregate $7,535,000 for the years thereafter. Rental expense for all operating leases was $1,867,000, $1,620,000, and $1,915,000 for fiscal 1999, 1998 and 1997, respectively.

         For KFC products, the Company is required to pay royalties of 4% of gross revenues and to expend an additional 5% of gross revenues on national and local advertising pursuant to its franchise agreements. In addition, for Taco Bell products, the Company pays royalties of 10% and advertising fees of 0.5% of gross revenues under the five year license agreements for the KFC/Taco Bell "2 in 1" locations.

         The East Side Mario's franchise agreement requires the Company to pay royalties of 4% on gross revenues and 1/2% of gross revenues to an advertising fund. The franchise agreement also requires the Company to expend an additional 2 1/2% of gross revenues for advertising and promotion. On April 20, 1998 the Company and its wholly owned subsidiary, Morgan's Creative Restaurant Concepts, Inc., filed a lawsuit against East Side Mario's, Inc. and other related parties in Federal District Court in Cleveland, Ohio. The suit alleges fraud, deceptive trade practices and failure to support the East Side Mario's franchisees among other things and sets forth a demand for $20 million in damages. The Company filed a second suit against the same parties on July 8, 1998, which brought the total claim for damages to $60 million. Royalty and advertising fund payments have been accrued but have not been made since prior to the filing of the first lawsuit (see Note 6).

NOTE 9.  NET INCOME (LOSS) PER COMMON SHARE.

        All net income (loss) per common share amounts have been computed based on the weighted average number of common shares outstanding during each year which totaled 2,910,839, 2,936,877 and 2,967,574 for fiscal 1999, 1998 and 1997, respectively. A one for six reverse stock split was effective on July 14, 1997. All share and per share data have been restated to reflect the one for six reverse stock split.

NOTE 10.  INCOME TAXES.

         The current provision for income taxes, which approximates tax payments, consists of state and local taxes of $20,000, $14,000 and $25,000 for fiscal 1999, 1998 and 1997, respectively. There was no deferred provision for income taxes during each of the fiscal years 1999, 1998 and 1997.

                              MORGAN'S FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FEBRUARY 28, 1999, MARCH 1, 1998 AND MARCH 2, 1997


         A reconciliation between the provision for income taxes and income taxes calculated at the statutory tax rate of 35% is as follows:


                                                  1999           1998          1997
                                             -----------    -----------    -----------
         Tax provision (benefit) at
          statutory rate .................   $  (336,000)   $  (320,000)   $(1,411,000)
         Goodwill amortization/write-off .           -              -          448,000
         State and local taxes,
          net of federal benefit .........        13,000          9,000         16,000
         Losses (income) and temporary
          differences with no
          tax benefit (expense) ..........       338,000        321,000        970,000
         Other ...........................         5,000          4,000          2,000
                                             -----------    -----------    -----------
                                             $    20,000    $    14,000    $    25,000
                                             ===========    ===========    ===========


            The components of deferred tax assets (liabilities) at February 28, 1999 and March 1, 1998 are as follows:

                                                        1999            1998
                                                     -----------    -----------

         Operating loss carryforwards ............   $ 5,942,000    $ 8,835,000
         Tax credit carryforwards ................        93,000        214,000
         Property and equipment ..................     1,134,000      1,013,000
         Accrued expenses not currently deductible       355,000        191,000
         Inventory valuation .....................         4,000          4,000
         Deferred tax asset valuation adjustment .    (6,928,000)    (9,657,000)
                                                     -----------    -----------
         Net deferred tax asset ..................   $   600,000    $   600,000
                                                     ===========    ===========


            The valuation allowance increased $296,000 and $827,000 during fiscal 1998 and 1997, respectively and decreased $2,729,000 during fiscal 1999.

            At February 28, 1999, the Company has net operating loss carryforwards which, if not utilized, will expire as follows:



                          2000 ...................  $ 4,513,000
                          2001 ...................    4,055,000
                          2004 ...................      737,000
                          2005 ...................    2,786,000
                          2009 ...................    1,077,000
                          2012 ...................      744,000
                          2013 ...................      728,000
                          2014 ...................      215,000
                                                    -----------
                          Total ..................  $14,855,000
                                                    ===========

            The Company also has alternative minimum tax net operating loss carryforwards of $12,866,000 which will expire, if not utilized, in varying amounts through fiscal 2014. These carryforwards are available to offset up to 90% of any alternative minimum taxable income which would otherwise be taxable.

                              MORGAN'S FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FEBRUARY 28, 1999, MARCH 1, 1998 AND MARCH 2, 1997


         As of February 28, 1999, the Company has an alternative minimum tax credit carryforward of $56,000. In addition, the Company has approximately $37,000 of investment tax credits (after reduction pursuant to the Tax Reform Act of 1986) available to offset future federal income tax liabilities through fiscal 2000.


NOTE 11.  STOCK OPTIONS AND SHAREHOLDERS' EQUITY.

         As of June 28, 1996, the Board of Directors of the Company changed the stated value of the Company's common shares to $0.01 per share from $1.00 per share.

         The Company previously had an Incentive Stock Option Plan ("Incentive Plan") and a Non-Qualified Stock Option Plan ("Stock Option Plan") which provided options exercisable at the market value of the underlying common shares on the date of the grant. Both plans expired during fiscal 1995. Options granted under the Incentive Plan remain outstanding with option exercise prices of $10.50 to $16.125 until they individually expire through January 2004 according to the terms of the plan.

             Information with respect to these option plans follows:


                                               1999        1998       1997
                                              -------    -------    -------

             Outstanding, beginning of year    57,500     60,167     65,167
             Expired during year ..........   (33,334)    (2,667)    (5,000)
                                              -------    -------    -------
             Outstanding, end of year .....    24,166     57,500     60,167
                                              =======    =======    =======
             Exercisable, end of year .....    24,166     57,500     60,167
                                              =======    =======    =======

           On April 2, 1999, the Company adopted the Non-qualified Stock Option Plan for Executives and Managers. The plan allows for the granting of options to purchase 145,500 shares of the Company's common stock. All of the available options were granted on April 2, 1999 at an exercise price of $4 1/8 per share. The options are exercisable after six months and expire after ten years.

           There will be submitted at the Annual Meeting of Shareholders for action by the holders of Common Shares a proposal to adopt the Key Employees Nonqualified Stock Option Plan (the "Plan"). The Plan was approved by the board of directors on April 2, 1999. No awards relating to the Plan have been made. If the Plan is approved by the holders of Common Shares, the Plan Committee (the "Committee") will from time to time consider awards for key employees of the Company under the Plan. Subject to certain provisions in the Plan, an aggregate of 291,000 Common Shares of the Company may be issued pursuant to the Plan.

                              MORGAN'S FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FEBRUARY 28, 1999, MARCH 1, 1998 AND MARCH 2, 1997


           On April 8, 1999, the Company adopted a Shareholder Rights Plan in which the Board declared a distribution of one Right for each of the Company's outstanding Common Shares. Each Right entitles the holder to purchase from the Company one one-thousandth of a Series A Preferred Share (a "Preferred Share") at a purchase price of $30.00 per right, subject to adjustment. One one-thousandth of a Preferred Share is intended to be approximately the economic equivalent of one Common Share. The Rights will expire on April 7, 2009, unless redeemed by the Company as described below.

         The Rights are neither exercisable nor traded separately from the Common Shares. The Rights will become exercisable and begin to trade separately from the Common Shares if a person or group becomes the beneficial owner of 21% or more of the then-outstanding Common Shares or announces an offer to acquire 21% or more of the then-outstanding Common Shares.

         If a person or group acquires 21% or more of the outstanding Common Shares, then each Right not owned by the acquiring person or its affiliates will entitle its holder to purchase, at the Right's then-current exercise price, fractional Preferred Shares that are approximately the economic equivalent of Common Shares (or, in certain circumstances, Common Shares, cash, property or other securities of the Company) having a market value equal to twice the then-current exercise price. In addition, if, after the Rights become exercisable, the Company is acquired in a merger or other business combination transaction with an acquiring person or its affiliates or sells 50% or more of its assets or earnings power to an acquiring person or its affiliates, each Right will entitle its holder to purchase, at the Right's then-current exercise price, a number of shares of the acquiring person's common stock having a market value of twice the Right's exercise price. The Board of Directors may redeem the Rights in whole, but not in part, at a price of $.01 per Right, subject to certain limitations.

         The dividend distribution was made on May 12, 1999, payable to shareholders of record on that date. The initial distribution of Rights is not taxable to shareholders.

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


NOTE 12.  401-K RETIREMENT PLAN.

         The Company has a 401-K Retirement Plan in which employees age 21 or older who have completed one year of service with the Company, working at least 1,000 hours, are eligible to participate. The Company matches, in Company stock, a percentage of employee contributions. During fiscal 1999, 1998 and 1997, respectively, the Company incurred $19,000, $20,000 and $25,000, respectively, in expenses for matching contributions to the plan.

                              MORGAN'S FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FEBRUARY 28, 1999, MARCH 1, 1998 AND MARCH 2, 1997


NOTE 13.  FAIR VALUE OF FINANCIAL INSTRUMENTS

         Management believes that the fair value of the Company's debt at February 28, 1999 approximates carrying value, based upon interest rates obtained in recent financing transactions.

NOTE 14.  NEW ACCOUNTING STANDARD

         The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company has not yet completed its analysis of SFAS No. 133 and accordingly has not yet determined what effect, if any, it may have on future financial statements.

NOTE 15.  SUBSEQUENT EVENTS

         In May 1999, the Company signed definitive agreements to purchase 43 KFC restaurant properties and 12 Taco Bell restaurants from KFC Corporation and Taco Bell Corporation respectively and expects to close the transactions in middle to late June 1999. The Company expects to finance these purchases under a new mortgage financing commitment. During fiscal 1999, the Company also ceased operations at its East Side Mario's restaurant in Mayfield Heights, OH and liquidated its leasehold interest subsequent to the end of the fiscal year.

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

        3.1         Amended Articles of Incorporation, as amended (1)

        3.2         Amended Code of Regulations (1)

        4.1         Specimen Certificate for Common Shares (2)

        10.1        Specimen KFC Franchise Agreements (3)

        10.2        Amended and Restated Incentive Stock Option Plan (4)

        10.5 Form of East Side Mario's Area Development Agreement and Franchise Agreement (4)

        10.6        Form of Mortgage Loan Agreement with Captec Financial Group,
                    Inc. (5)

        19 Form of Indemnification Contract between Registrant and its Officers and Directors (4)

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

(4) Filed as an exhibit to the Registrant's Form 10-K for the 1993 fiscal year and incorporated herein by reference.

(5) Filed as an exhibit to the Registrant's Form 10-K for the 1996 fiscal year and incorporated herein by reference.

                                   SIGNATURES


          Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             Morgan's Foods, Inc.


    Dated:         May 28, 1999              /s/ Leonard Stein-Sapir
           --------------------------------  ----------------------------------------
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



    /s/ Leonard Stein-Sapir                  /s/ Lawrence S. Dolin
    ---------------------------------------  ----------------------------------------
    By: Leonard Stein-Sapir                  By: Lawrence S. Dolin
        Chairman of the Board,                   Director
        Chief Executive Officer & Director       Dated: May 28, 1999
        Dated:  May 28, 1999


    /s/  James J. Liguori                    /s/ Steven S. Kaufman
    ---------------------------------------  ----------------------------------------
    By:  James J. Liguori                    By: Steven S. Kaufman
         Director, President &                   Director
         Chief Operating Officer                 Dated: May 28, 1999
         Dated: May 28, 1999


    /s/ Kenneth L. Hignett                   /s/ Richard A. Arons
    ---------------------------------------  ----------------------------------------
    By: Kenneth L. Hignett                   By: Richard A. Arons
        Director, Senior Vice President,         Director
        Chief Financial Officer & Secretary      Dated: May 28, 1999
        Dated: May 28, 1999


                                             /s/  Bernard Lerner
                                             ----------------------------------------
                                             By:  Bernard Lerner
                                                  Director
                                                  Dated: May 28, 1999
