Form 10-Q
period 1999-05-23
MORGANS FOODS INC
filed 1999-07-07
CIK 68145

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the period ended                   May 23, 1999
                    ------------------------------------------------------------

Commission file number                    0-3833
                      ----------------------------------------------------------

                              Morgan's Foods, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Ohio                                              34-0562210
--------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                          Identification Number)

 24200 Chagrin Boulevard, Suite 126, Beachwood, Ohio            44122
--------------------------------------------------------------------------------
     (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:     (216)360-7500
                                                  ------------------------------


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

                                           QUARTER ENDED
                                     ---------------------------
                                     MAY 23, 1999   MAY 24, 1998
                                     ------------   ------------
REVENUES ..........................   $ 9,859,000    $ 9,060,000

COST OF SALES:
 FOOD, PAPER AND BEVERAGE .........     2,955,000      2,679,000
 LABOR AND BENEFITS ...............     2,645,000      2,429,000
RESTAURANT OPERATING EXPENSES .....     2,871,000      2,568,000
DEPRECIATION AND AMORTIZATION .....       438,000        457,000
GENERAL AND ADMINISTRATIVE EXPENSES       824,000        665,000
                                      -----------    -----------

OPERATING INCOME ..................       126,000        262,000

INTEREST EXPENSE:
 BANK DEBT AND NOTES PAYABLE ......      (281,000)      (193,000)
 CAPITAL LEASES ...................      (104,000)      (127,000)

OTHER INCOME ......................        17,000         10,000
                                      -----------    -----------

LOSS BEFORE INCOME TAXES ..........      (242,000)       (48,000)

PROVISION FOR INCOME TAXES ........        (4,000)         4,000
                                      -----------    -----------

NET LOSS ..........................   $  (238,000)   $   (52,000)
                                      ===========    ===========

BASIC AND DILUTED LOSS PER
 COMMON SHARE (NOTE 3) ............   $      (.08)   $      (.02)
                                      ===========    ===========

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING ............     2,910,834      2,910,834



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              MORGAN'S FOODS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)
--------------------------------------------------------------------------------


                                                    MAY 23, 1999      FEBRUARY 28, 1999
                                                    ------------      -----------------
ASSETS
 CURRENT ASSETS:
  CASH AND EQUIVALENTS ..........................   $  2,176,000        $  2,655,000
  RECEIVABLES ...................................         96,000              38,000
  INVENTORIES ...................................        352,000             332,000
  PREPAID EXPENSES ..............................        101,000             218,000
                                                    ------------        ------------
                                                       2,725,000           3,243,000
 PROPERTY AND EQUIPMENT:
  LAND ..........................................      3,670,000           3,379,000
  BUILDINGS AND IMPROVEMENTS ....................      9,445,000           9,433,000
  PROPERTY UNDER CAPITAL LEASES .................      4,765,000           5,089,000
  LEASEHOLD IMPROVEMENTS ........................      3,728,000           3,578,000
  EQUIPMENT, FURNITURE AND FIXTURES .............      9,986,000           9,915,000
  CONSTRUCTION IN PROGRESS ......................      1,222,000             344,000
                                                    ------------        ------------
                                                      32,816,000          31,738,000
  LESS ACCUMULATED DEPRECIATION AND AMORTIZATION      13,551,000          13,346,000
                                                    ------------        ------------
                                                      19,265,000          18,392,000
 OTHER ASSETS ...................................      2,071,000           1,776,000
 DEFERRED TAXES .................................        600,000             600,000
                                                    ------------        ------------
                                                    $ 24,661,000        $ 24,011,000
                                                    ============        ============
LIABILITIES AND SHAREHOLDERS' EQUITY
 CURRENT LIABILITIES:
  CURRENT MATURITIES OF LONG-TERM DEBT ..........   $    610,000        $    577,000
  CURRENT MATURITIES OF CAPITAL LEASE OBLIGATIONS        368,000             453,000
  ACCOUNTS PAYABLE ..............................      2,445,000           2,066,000
  ACCRUED LIABILITIES ...........................      2,572,000           2,329,000
                                                    ------------        ------------
                                                       5,995,000           5,425,000
 LONG-TERM DEBT .................................     13,582,000          13,094,000
 LONG-TERM CAPITAL LEASE OBLIGATIONS ............      4,074,000           4,244,000

SHAREHOLDERS' EQUITY
PREFERRED SHARES, 1,000,000 SHARES AUTHORIZED,
  NO SHARES OUTSTANDING
COMMON STOCK
 AUTHORIZED SHARES - 25,000,000
 ISSUED SHARES - 2,969,405 ......................         30,000              30,000
 TREASURY STOCK - 58,566 SHARES .................       (139,000)           (139,000)
CAPITAL IN EXCESS OF STATED VALUE ...............     28,875,000          28,875,000
ACCUMULATED DEFICIT .............................    (27,756,000)        (27,518,000)
                                                    ------------        ------------
TOTAL SHAREHOLDERS' EQUITY ......................      1,010,000           1,248,000
                                                    ------------        ------------
                                                    $ 24,661,000        $ 24,011,000
                                                    ============        ============



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              Morgan's Foods, Inc.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                   (unaudited)




                                    COMMON SHARES          TREASURY SHARES        CAPITAL IN                           TOTAL
                                --------------------    -----------------------    EXCESS OF      ACCUMULATED      SHAREHOLDERS'
                                 SHARES      AMOUNT      SHARES        AMOUNT     STATED VALUE      DEFICIT           EQUITY
                                ---------   --------    --------    -----------   ------------    -------------   --------------
Balance, March 1, 1998 ...      2,969,405   $ 30,000    (58,566)    $ (139,000)   $ 28,875,000    $(26,510,000)   $  2,256,000

Net loss .................             --         --         --             --              --      (1,008,000)     (1,008,000)

Balance, February 28, 1999      2,969,405   $ 30,000    (58,566)    $ (139,000)   $ 28,875,000    $(27,518,000)   $  1,248,000

Net loss .................             --         --         --             --              --        (238,000)       (238,000)

Balance, May 23, 1999 ....      2,969,405   $ 30,000    (58,566)    $ (139,000)   $ 28,875,000    $(27,756,000)   $  1,010,000



                 See notes to consolidated financial statements

                              Morgan's Foods, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (unaudited)


                                                                          Quarter Ended
                                                                   ---------------------------
                                                                   May 23, 1999   May 24, 1998
                                                                   ------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 NET LOSS ......................................................   $  (238,000)   $   (52,000)
 ADJUSTMENTS TO RECONCILE NET LOSS
  TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
  DEPRECIATION AND AMORTIZATION ................................       438,000        457,000
  LOSS ON SALE OF RESTAURANTS AND
   OTHER PROPERTY AND EQUIPMENT ................................            --          3,000
   CHANGE IN ASSETS AND LIABILITIES:
    (INCREASE) DECREASE IN RECEIVABLES .........................       (58,000)         1,000
    INCREASE IN INVENTORIES ....................................       (20,000)       (37,000)
    DECREASE IN PREPAID EXPENSES ...............................       117,000         67,000
    INCREASE IN OTHER ASSETS ...................................      (315,000)       (23,000)
    INCREASE (DECREASE) IN ACCOUNTS PAYABLE ....................       379,000       (241,000)
    INCREASE IN ACCRUED EXPENSES ...............................       360,000        406,000
                                                                   -----------    -----------
 NET CASH PROVIDED BY OPERATING ACTIVITIES .....................       663,000        581,000
                                                                   -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 CAPITAL EXPENDITURES ..........................................    (1,408,000)      (150,000)
 PROCEEDS FROM SALE AND MATURITY
  OF MARKETABLE SECURITIES .....................................            --         26,000
                                                                   -----------    -----------

 NET CASH (USED IN) INVESTING ACTIVITIES .......................    (1,408,000)      (124,000)
                                                                   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 PROCEEDS FROM LONG-TERM BORROWING .............................       650,000             --
 EXTINGUISHMENT OF CAPITALIZED LEASES ..........................      (146,000)            --
 PRINCIPAL PAYMENTS ON LONG-TERM DEBT ..........................      (129,000)      (128,000)
 PRINCIPAL PAYMENTS ON CAPITAL LEASE OBLIGATIONS ...............      (109,000)      (122,000)
                                                                   -----------    -----------
 NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES .........................................       266,000       (250,000)
                                                                   -----------    -----------
NET CHANGE IN CASH AND EQUIVALENTS .............................      (479,000)       207,000
CASH AND EQUIVALENTS, BEGINNING BALANCE ........................     2,655,000      2,316,000
                                                                   -----------    -----------

CASH AND EQUIVALENTS, ENDING BALANCE ...........................   $ 2,176,000    $ 2,523,000
                                                                   ===========    ===========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              Morgan's Foods, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  QUARTERS ENDED MAY 23, 1999 AND MAY 24, 1998


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The interim consolidated financial statements of Morgan's Foods, Inc. have been prepared without audit. In the opinion of Company Management, all adjustments have been included. Unless otherwise disclosed, all adjustments consist only of normal recurring adjustments necessary for a fair statement of results of operations for the interim periods. These unaudited financial statements have been prepared using the same accounting principles that were used in preparation of the Company's annual report on Form 10-K for the year ended February 28, 1999.

NOTE 2. SEGMENT REPORTING

         For the fiscal year ended February 28, 1999, the Company adopted Statement of Financial Accounting Standards ("SFAS") 131 requiring the disclosure of certain information regarding the business segments of an enterprise. Management has determined that the operations of the Company consist of two reportable segments. The first segment includes the Company's KFC and KFC/Taco Bell "2 in 1" restaurants while the second segment contains the ESM restaurants. Management and the Board of Directors use financial information separately from each of the KFC and ESM segments to analyze restaurant operations from revenue through restaurant contribution. Home Office and supervisory overhead and financing costs are not allocated to the business segments. The following is the operating segment information for the fiscal first quarters ended May 23, 1999 and May 24, 1998 and reportable segment asset information for the quarter ended May 23, 1999 and the fiscal year ended February 28, 1999:


2000 (IN THOUSANDS)              KFC       ESM       TOTAL        1999 (IN THOUSANDS)              KFC        ESM       TOTAL
-------------------              ---       ---       -----        -------------------              ---        ---       -----
Revenues                       $ 8,323   $ 1,536    $ 9,859      Revenues                        $ 7,083   $ 1,977    $ 9,060
Cost of Sales                    4,607       993      5,600      Cost of Sales                     3,795     1,313      5,108
Operating Expenses               2,244       627      2,871      Operating Expenses 1,799            769     2,568
Depreciation                       288       110        398      Depreciation                        290       130        420
                               -------   -------    -------                                      -------   -------    -------
Restaurant Contribution        $ 1,184   $  (194)       990      Restaurant Contribution         $ 1,199   $  (235)       964
                               =======   =======                                                 =======   =======
General & Administrative                                824      General & Administrative                                 665
Interest Expense                                        385      Interest Expense                                         320
Amortization                                             40      Amortization                                              37
Other                                                   (17)     Other                                                    (10)
                                                    -------                                                           -------
Loss Before Taxes                                   $  (242)     Loss Before Taxes                                    $   (48)
                                                    =======                                                           =======

(IN THOUSANDS)                        KFC              ESM           PARENT          TOTAL
--------------                        ---              ---           ------          -----
5/23/99 Total Assets               $ 16,805         $ 4,464         $ 3,392        $ 24,661


NOTE 3.  INCOME (LOSS) PER COMMON SHARE

         Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is based on the combined weighted average number of shares outstanding which includes the assumed exercise or conversion of options. In computing diluted net income (loss) per common share, the Company has utilized the treasury stock method. Since the first quarters of fiscal 2000 and 1999 resulted in a net loss per share, the calculation of diluted net income (loss) per common share does not include the effect of the assumed exercise of outstanding options (see Note 4) as its effect would be anti-dilutive.

NOTE 4. STOCK OPTION PLANS

         On April 2, 1999, the Board of Directors of the Company approved a Nonqualified Stock Option Plan for Executives and Managers. Under the plan 145,500 shares were reserved for the grant of options. Options for the 145,500 shares were granted to executives and managers of the Company on April 2, 1999 by the Stock Option Committee at an exercise price of $4 1/8. As of May 23, 1999 the closing price of the Company's stock was $4 3/4 per share. The plan provides that the options are exercisable after a waiting period of 6 months and that each option expires 10 years after its date of issue.

The Nonqualified Stock Option Plan for Executives and Managers provides for grants to eligible participants of nonqualified stock options only. The exercise price for any option awarded under the Plan is required to be not less than 100% of the fair market value of the shares on the date that the option is granted. Options are granted by the Stock Option Committee of the Company.

At the Company's annual meeting on June 25, 1999 the shareholders approved the Key Employees Nonqualified Stock Option Plan. This plan allows the granting of options covering 291,000 shares of stock and has essentially the same provisions as the Nonqualified Stock Option Plan for Executives and Managers which was discussed above.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         DESCRIPTION OF BUSINESS. Morgan's Foods, Inc. ("the Company") operates through wholly-owned subsidiaries Kentucky Fried Chicken ("KFC") restaurants, under franchises from KFC Corporation and operates, as a franchisee, East Side Mario's restaurants in the Cleveland/Akron and Columbus, Ohio areas. As of July 1, 1999, the Company operates 49 KFC restaurants, three of which also offer Taco Bell products under license agreements with Taco Bell Corporation, and five East Side Mario's restaurants. The Company's fiscal year is a 52 - 53 week year ending on the Sunday nearest the last day of February.

         REVENUES. Revenues for the KFC restaurants in the quarter ended May 23, 1999 were $8,323,000 compared to $7,083,000 for the quarter ended May 24, 1998. The increase of $1,240,000 was primarily the result of adding nine new KFC restaurants since the fiscal 1999 first quarter with comparable restaurant revenues substantially unchanged. Revenues for the East Side Mario's restaurants declined to $1,536,000 in the quarter ended May 23, 1999 compared to $1,977,000 in the comparable year earlier period. This reflects a 6.3% comparable restaurant decrease and the closing of the Mayfield Hts., OH restaurant which had $340,000 of revenues in the quarter ended May 24, 1998. Comparable revenues at the KFC restaurants remained unchanged because of successful marketing programs in the prior year while the East Side Mario's restaurant revenues continued to decline due to the lack of marketing support and inadequate menu and food systems provided by the franchisor.

         COSTS OF SALES - FOOD, PAPER AND BEVERAGES. Food, paper and beverage costs in the KFC restaurants for the fiscal 2000 quarter increased as a percentage of revenue from 29.6% in fiscal 1999 to 30.2% in fiscal 2000. The increase was due to refunds received from a poultry price guarantee program in the fiscal 1999 first quarter. East Side Mario's food, paper and beverage costs for the quarter ended May 23,1999 were 29.0% of revenues compared to 29.6% in the year earlier period. The primary reason for this decrease was the closing of the Mayfield Hts., OH restaurant which had higher than average costs.

         COST OF SALES - LABOR AND BENEFITS. Labor and benefits in the KFC restaurants for the quarter ended May 23, 1999 increased to 25.2% of revenues from 24.0% in the comparable year earlier quarter primarily due to lower than expected health and welfare costs in the prior year quarter and construction delays in new restaurant openings in the fiscal 2000 quarter causing management labor to be added in advance of the generation of revenue. East Side Mario's labor and benefits costs in the fiscal 2000 first quarter decreased to 35.7% from 36.8% in the year earlier period due mainly to the closing of the Mayfield Hts., OH restaurant which had higher than average costs.

         RESTAURANT OPERATING EXPENSES. Restaurant operating expenses for the KFC restaurants increased as a percentage of revenue from $1,799,000 or 25.4% in the fiscal 1999 quarter to $2,244,000 or 27.0% in fiscal 2000. The increase was caused by additional, one-time expenditures necessary to prepare for the acquisition of 55 KFC and Taco Bell restaurant properties, scheduled to be consummated in the second quarter of fiscal 2000 and the cost of promotional items purchased for the "Star Wars" promotion, which continued into the second quarter. The acquisition related expenses were primarily for the expansion of the internal maintenance department and accounted for approximately $50,000 of expenses. The "Star Wars" promotion expenses accounted for approximately $50,000 of increased expenses without generating incremental revenues. East Side Mario's restaurant operating expenses were $627,000 or 40.8% of revenue in the quarter ended May 23, 1999 compared to $769,000 or 38.9% of revenue in the year earlier period. This percentage increase was caused by lower volume in the East Side Mario's restaurants combined with the closing of the Mayfield Hts. restaurant which resulted in the continuation of the restaurant fixed costs without revenue during the quarter. The sale of this property was completed early in the fiscal second quarter and no expenses will be incurred after that time.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the KFC restaurants in the fiscal 2000 first quarter at $288,000 remained consistent with the year earlier amount of $290,000 with increases from restaurant additions being offset by other assets which have been retired or become fully depreciated. Depreciation and amortization for the East Side Mario's restaurants declined slightly in the fiscal 2000 quarter to $110,000 from $130,000 in the year earlier quarter due to the disposal of assets and the expiration of certain capitalized leases.

         RESTAURANT CONTRIBUTION. Restaurant contribution for the KFC restaurants in the first quarter of fiscal 2000 was essentially unchanged at $1,184,000 compared to $1,199,000 in the comparable year earlier period even though revenues increased. This was caused primarily by the factors discussed above. Restaurant contribution for the East Side Mario's restaurants was a loss of $194,000 in the first quarter of fiscal 2000 compared to a loss of $235,000 in the comparable year earlier period primarily for the reasons discussed above.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for fiscal 2000 were $824,000 compared to $665,000 in the first quarter of fiscal 1999. Approximately $114,000 of the increase was in field expenses with $32,000 being for trainee wages related to the opening of new restaurants and the remainder for the addition of personnel to support new restaurants and prepare for the acquisition of 55 restaurant properties which is scheduled for completion in the second quarter. The remaining increase of approximately $40,000 was caused by the addition of home office personnel for the impending 55 restaurant acquisition as well as support for new computer systems and for increased 401(k) plan expenses.

         OPERATING INCOME. Operating income in the current quarter decreased to $126,000 from $262,000 for the first quarter of fiscal 1999 primarily for the reasons discussed above.

         INTEREST EXPENSE. Interest expense on bank debt increased to $281,000 compared to $193,000 in fiscal 1999 due to increased debt balances to facilitate the KFC restaurant expansion. Interest expense on capitalized leases decreased to $104,000 from $127,000 in the prior year first quarter as a result of the extinguishment and expiration of various capitalized leases.

         OTHER INCOME. Other income increased to $17,000 in fiscal 2000 from $10,000 in fiscal 1999 primarily as the result of higher interest income and purchasing discounts earned during the first quarter of fiscal 2000.

         LIQUIDITY AND CAPITAL RESOURCES. Cash flow activity for the first quarters of fiscal 2000 and fiscal 1999 is presented in the Consolidated Statements of Cash Flows. Cash provided by operating activities was $663,000 in the first quarter of fiscal 2000. The Company paid scheduled long-term bank and capitalized lease debt of $238,000 in the first quarter of fiscal 2000.

         The Company has previously installed the newest version of its accounting software package and a recent version of the network operating system used at the Home Office, both of which are year 2000 compliant. Management has identified several minor machines and non-critical systems which are not year 2000 compliant and is in the process of replacing them. Management believes that this will be completed well before the end of 1999 and that it has no significant year 2000 operating exposure in its critical core systems. The Company has two major suppliers upon which it relies for food and related restaurant supplies and which are using computerized ordering systems. Both of these suppliers have represented that they will be year 2000 compliant before the end of the year. The Company is requesting certification of year 2000 readiness from these suppliers and is evaluating possible backup solutions since failure of these suppliers to continue operations in the year 2000 could cause material disruptions to the operation of the Company's restaurants. Items disclosed herein constitute "Y2000 Readiness Disclosures" under the Year 2000 Information and Readiness Disclosure Act.

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

         GROWTH. In May 1999, the Company signed definitive agreements to purchase 43 KFC restaurant properties and 12 Taco Bell restaurants from KFC Corporation and Taco Bell Corporation respectively and expects to close the transactions in early to mid July 1999. The Company has entered into definitive agreements to purchase two existing KFC restaurants from another franchisee, opened a new KFC restaurant in June and has started construction on another.

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

Item 4. Submission of Matters to a Vote of Security Holders

                  The Company's annual meeting of shareholders was held on June 25, 1998 and voting was conducted on the following proposal:


Proposal 1 - The election of seven Directors. The following seven Directors were elected:


NAME                             FOR             WITHHOLD            ABSTAIN
----                             ---             --------            -------
Leonard Stein-Sapir            2,592,423           6,976               458
Richard Arons                  2,592,428           6,971               458
Lawrence S. Dolin              2,592,428           6,971               458
James J. Liguori               2,592,425           6,974               458
Steven S. Kaufman              2,592,428           6,971               458
Bernard Lerner                 2,592,428           6,971               458
Kenneth L. Hignett             2,592,417           6,982               458


Proposal 2 - Approval of the Key Employees Nonqualified Stock Option Plan.

FOR            AGAINST        ABSTAIN
---            -------        -------

1,816,766      25,134          4,404


Item 6.  Exhibits

         (a) Exhibit 27 - Financial Data Schedule

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       Morgan's Foods, Inc.
                                 ----------------------------
                                          (Registrant)


Dated:  July 7, 1999             By: /s/ Kenneth L. Hignett
        ------------                 ------------------------
                                        Kenneth L. Hignett
                                        Senior Vice President,
                                        Chief Financial Officer & Secretary