Form 10-Q
period 1999-08-15
MORGANS FOODS INC
filed 1999-09-29
CIK 68145

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the period ended                  August 15, 1999
                    ------------------------------------------------------------

Commission file number                    0-3833
                      ----------------------------------------------------------

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

       As of September 27, 1999, the issuer had 2,910,839 shares of common stock outstanding.

                          PART I FINANCIAL INFORMATION

Item 1.  Financial Statements.

                              Morgan's Foods, Inc.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (unaudited)
- --------------------------------------------------------------------------------

                                                                                                   QUARTER  ENDED
                                                                                    ---------------------------------------------
                                                                                       AUGUST 15, 1999          AUGUST 16, 1998
                                                                                       ---------------          ---------------

REVENUES........................................................................    $         13,589,000     $         7,659,000
COST OF SALES:
 FOOD, PAPER AND BEVERAGE.......................................................               4,028,000               2,404,000
 LABOR AND BENEFITS ............................................................               3,382,000               1,714,000
RESTAURANT OPERATING EXPENSES ..................................................               3,510,000               1,981,000
DEPRECIATION AND AMORTIZATION ..................................................                 493,000                 326,000
GENERAL AND ADMINISTRATIVE EXPENSES.............................................                 893,000                 629,000
                                                                                    --------------------      ------------------

OPERATING INCOME................................................................               1,283,000                 605,000

INTEREST EXPENSE:
 BANK DEBT AND NOTES PAYABLE....................................................                (612,000)               (201,000)
 CAPITAL LEASES.................................................................                 (24,000)                (24,000)

LOSS ON DISPOSAL OF RESTAURANT ASSETS...........................................                 (79,000)                 (5,000)

OTHER INCOME....................................................................                  10,000                  20,000
                                                                                    --------------------      ------------------

INCOME FROM CONTINUING OPERATIONS
 BEFORE PROVISION FOR INCOME TAXES .............................................                 578,000                 395,000

PROVISION FOR INCOME TAXES......................................................                   3,000                   7,000
                                                                                    --------------------      ------------------

INCOME FROM CONTINUING OPERATIONS...............................................                 575,000                 388,000

LOSS FROM DISCONTINUED OPERATIONS
 NET OF INCOME TAX (NOTE 3).....................................................                (291,000)               (272,000)
                                                                                    --------------------      ------------------

NET INCOME .....................................................................    $            284,000      $          116,000
                                                                                    ====================      ==================

EARNINGS (LOSS) PER COMMON SHARE (NOTE 4):
 CONTINUING OPERATIONS..........................................................    $                .20      $              .13
 DISCONTINUED OPERATIONS........................................................                    (.10)                   (.09)
                                                                                    --------------------      ------------------
 NET INCOME.....................................................................    $                .10      $              .04
                                                                                    ====================      ==================

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING...................................               2,910,839               2,910,839

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                          PART I FINANCIAL INFORMATION

     Item 1.  Financial Statements.
                              Morgan's Foods, Inc.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (unaudited)
- --------------------------------------------------------------------------------

                                                                                                TWENTY-FOUR WEEKS ENDED
                                                                                    ---------------------------------------------
                                                                                       AUGUST 15, 1999         AUGUST 16, 1998
                                                                                       ---------------         ---------------

REVENUES........................................................................    $         21,912,000      $       14,742,000
COST OF SALES:
 FOOD, PAPER AND BEVERAGE.......................................................               6,538,000               4,498,000
 LABOR AND BENEFITS.............................................................               5,479,000               3,415,000
RESTAURANT OPERATING EXPENSES ..................................................               5,754,000               3,780,000
DEPRECIATION AND AMORTIZATION ..................................................                 818,000                 653,000
GENERAL AND ADMINISTRATIVE EXPENSES ............................................               1,667,000               1,238,000
                                                                                    --------------------      ------------------

OPERATING INCOME................................................................               1,656,000               1,158,000

INTEREST EXPENSE:
 BANK DEBT AND NOTES PAYABLE....................................................                (893,000)               (394,000)
 CAPITAL LEASES ................................................................                 (36,000)                (46,000)

LOSS ON DISPOSAL OF RESTAURANT ASSETS...........................................                 (79,000)                 (8,000)

OTHER INCOME....................................................................                  26,000                  32,000
                                                                                    --------------------      ------------------

INCOME FROM CONTINUING OPERATIONS
 BEFORE PROVISION FOR INCOME TAXES .............................................                 674,000                 742,000

PROVISION (BENEFIT) FOR INCOME TAXES............................................                  (1,000)                 11,000
                                                                                    --------------------      ------------------

INCOME FROM CONTINUING OPERATIONS...............................................                 675,000                 731,000

LOSS FROM DISCONTINUED OPERATIONS
 NET OF INCOME TAX (NOTE 3).....................................................                (629,000)               (667,000)
                                                                                    --------------------      ------------------

NET INCOME .....................................................................    $             46,000      $           64,000
                                                                                    ====================      ==================

EARNINGS (LOSS) PER COMMON SHARE: (NOTE 4)
 CONTINUING OPERATIONS..........................................................    $                .23      $              .25
 DISCONTINUED OPERATIONS........................................................                    (.21)                   (.23)
                                                                                    --------------------      ------------------
 NET INCOME ....................................................................    $                .02      $              .02
                                                                                    --------------------      ==================

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING...................................               2,910,839               2,910,839

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              MORGAN'S FOODS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)


- -----------------------------------------------------------------------------------------------------------------------------

                                                                                    AUGUST 15, 1999        FEBRUARY 28, 1999
                                                                                    ---------------        -----------------
ASSETS
 CURRENT ASSETS:
  CASH AND EQUIVALENTS..........................................................    $      6,364,000        $       2,655,000
  RECEIVABLES...................................................................               6,000                   38,000
  INVENTORIES...................................................................             729,000                  332,000
  PREPAID EXPENSES..............................................................               3,000                  218,000
  ASSETS HELD FOR SALE (NOTE 3).................................................           3,481,000                   -
                                                                                    ----------------        -----------------
                                                                                          10,583,000                3,243,000
 PROPERTY AND EQUIPMENT: (NOTE 2)
  LAND..........................................................................          10,429,000                3,379,000
  BUILDINGS AND IMPROVEMENTS....................................................          15,947,000                9,433,000
  PROPERTY UNDER CAPITAL LEASES.................................................           1,268,000                5,089,000
  LEASEHOLD IMPROVEMENTS........................................................           6,276,000                3,578,000
  EQUIPMENT, FURNITURE AND FIXTURES.............................................          14,494,000                9,915,000
  CONSTRUCTION IN PROGRESS......................................................             533,000                  344,000
                                                                                    ----------------        -----------------
                                                                                          48,947,000               31,738,000
  LESS ACCUMULATED DEPRECIATION AND AMORTIZATION................................          11,015,000               13,346,000
                                                                                    ----------------        -----------------
                                                                                          37,932,000               18,392,000
 OTHER ASSETS...................................................................           1,788,000                1,167,000
 FRANCHISE AGREEMENTS...........................................................           2,169,000                  609,000
 DEFERRED TAXES.................................................................             600,000                  600,000
 ACQUIRED FRANCHISE RIGHTS......................................................           9,742,000                   -
                                                                                    ----------------        -----------------
                                                                                    $     62,814,000        $      24,011,000
                                                                                    ================        =================
LIABILITIES AND SHAREHOLDERS' EQUITY
 CURRENT LIABILITIES:
    CURRENT MATURITIES OF LONG-TERM DEBT........................................    $      1,513,000        $         577,000
    CURRENT MATURITIES OF CAPITAL LEASE
      OBLIGATIONS (NOTE 3)......................................................           3,973,000                  453,000
    ACCOUNTS PAYABLE............................................................           4,544,000                2,066,000
    ACCRUED LIABILITIES.........................................................           4,076,000                2,329,000
                                                                                    ----------------        -----------------
                                                                                          14,106,000                5,425,000
  LONG-TERM DEBT ...............................................................          46,615,000               13,094,000
  LONG-TERM CAPITAL LEASE OBLIGATIONS ..........................................             799,000                4,244,000

SHAREHOLDERS' EQUITY
PREFERRED SHARES, 1,000,000 SHARES AUTHORIZED,
  NO SHARES OUTSTANDING
COMMON STOCK
 AUTHORIZED SHARES - 25,000,000
 ISSUED SHARES - 2,969,405......................................................              30,000                   30,000
 TREASURY STOCK - 58,566 SHARES.................................................            (139,000)                (139,000)
CAPITAL IN EXCESS OF STATED VALUE...............................................          28,875,000               28,875,000
ACCUMULATED DEFICIT.............................................................         (27,472,000)             (27,518,000)
                                                                                    ----------------        -----------------
TOTAL SHAREHOLDERS' EQUITY......................................................           1,294,000                1,248,000
                                                                                    ----------------        -----------------
                                                                                    $     62,814,000        $      24,011,000
                                                                                    ================        =================

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              Morgan's Foods, Inc.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                   (unaudited)

                                   COMMON SHARES              TREASURY SHARES          CAPITAL IN                          TOTAL
                                   -------------              ---------------           EXCESS OF     ACCUMULATED     SHAREHOLDERS'
                               SHARES       AMOUNT         SHARES          AMOUNT     STATED VALUE      DEFICIT           EQUITY
                               ------       ------         ------          ------     ------------      -------           ------

Balance, March 1, 1998 ...    2,969,405   $   30,000        (58,566)   $   (139,000)   $ 28,875,000   $(26,510,000)   $  2,256,000

Net loss .................         --           --             --              --              --       (1,008,000)     (1,008,000)
                             ----------   ----------   ------------    ------------    ------------   ------------    ------------

Balance, February 28, 1999    2,969,405   $   30,000        (58,566)   $   (139,000)   $ 28,875,000   $(27,518,000)   $  1,248,000

Net income ...............         --           --             --              --              --           46,000          46,000
                             ----------   ----------   ------------    ------------    ------------   ------------    ------------

Balance, August 15, 1999 .    2,969,405   $   30,000        (58,566)   $   (139,000)   $ 28,875,000   $(27,472,000)   $  1,294,000
                             ==========   ==========   ============    ============    ============   ============    ============


                 See notes to consolidated financial statements

                              Morgan's Foods, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                                  TWENTY-FOUR WEEKS ENDED
                                                                                        ----------------------------------------
                                                                                         AUGUST 15, 1999        AUGUST 16, 1998
                                                                                         ---------------        ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    NET INCOME ......................................................................   $           46,000     $          64,000
 ADJUSTMENTS TO RECONCILE NET INCOME
  TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
  DEPRECIATION AND AMORTIZATION......................................................              818,000               911,000
  LOSS ON DISPOSAL OF RESTAURANT ASSETS..............................................               79,000                 8,000
   CHANGE IN ASSETS AND LIABILITIES:
    (INCREASE) DECREASE IN RECEIVABLES...............................................               32,000               (11,000)
    INCREASE IN INVENTORIES..........................................................             (397,000)              (33,000)
    DECREASE IN PREPAID EXPENSES.....................................................              215,000               107,000
    INCREASE IN OTHER ASSETS.........................................................           (1,231,000)             (120,000)
    INCREASE IN ACCOUNTS PAYABLE.....................................................            2,478,000                21,000
    INCREASE IN ACCRUED EXPENSES.....................................................            2,614,000               461,000
                                                                                        ------------------     -----------------
 NET CASH PROVIDED BY OPERATING ACTIVITIES...........................................            4,661,000             1,408,000
                                                                                        ------------------     -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 CAPITAL EXPENDITURES................................................................          (23,862,000)           (2,882,000)
   PURCHASE OF FRANCHISE AGREEMENTS AND
     ACQUIRED FRANCHISE RIGHTS.......................................................          (11,338,000)              (95,000)
   SALE OF PROPERTY AND EQUIPMENT....................................................                4,000               -
   PROCEEDS FROM SALE AND MATURITY
     OF MARKETABLE SECURITIES........................................................               -                    102,000
                                                                                        ------------------     -----------------

 NET CASH USED IN INVESTING ACTIVITIES...............................................          (35,196,000)           (2,875,000)
                                                                                        ------------------     -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 PROCEEDS FROM FINANCING FOR PROPERTY AND
  EQUIPMENT AND FRANCHISE AGREEMENTS.................................................           34,718,000             2,782,000
 PRINCIPAL PAYMENTS ON LONG-TERM DEBT................................................             (261,000)             (259,000)
 PRINCIPAL PAYMENTS ON CAPITAL
    LEASE OBLIGATIONS................................................................             (213,000)             (243,000)
                                                                                        ------------------     -----------------
NET CASH PROVIDED BY FINANCING ACTIVITIES............................................           34,244,000             2,280,000
                                                                                        ------------------     -----------------
NET CHANGE IN CASH AND EQUIVALENTS...................................................            3,709,000               813,000
CASH AND EQUIVALENTS, BEGINNING BALANCE..............................................            2,655,000             2,316,000
                                                                                        ------------------     -----------------

CASH AND EQUIVALENTS, ENDING BALANCE.................................................   $        6,364,000     $       3,129,000
                                                                                        ==================     =================
NONCASH INVESTING AND FINANCING ACTIVITIES -
   CAPITAL LEASES....................................................................   $          435,000     $         -
                                                                                        ==================     =================


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              Morgan's Foods, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               QUARTERS ENDED AUGUST 15, 1999 AND AUGUST 16, 1998


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

NOTE 2.  ACQUISITION OF KFC AND TACO BELL RESTAURANTS

         On July 14, 1999 Morgan's Restaurants of Pennsylvania, Inc., Morgan's Restaurants of Ohio, Inc., Morgan's Restaurants of West Virginia, Inc. and Morgan's Foods of Missouri, Inc., all wholly owned subsidiaries of Morgan's Foods, Inc. acquired the assets of fifty-four (54) existing KFC and Taco Bell restaurants and the land and building of a non-operating KFC restaurant from various subsidiaries of Tricon Global Restaurants, Inc. for cash in the amount of $33,740,000. This consideration was arrived at by negotiations between the parties, giving weight to such factors as revenues, cashflows and real estate values. The assets involved include land, buildings, leasehold improvements, equipment and franchise agreements in West Virginia, Ohio, Pennsylvania and Missouri, used in the operation of the forty-two (42) KFC restaurants and twelve
(12) Taco Bell restaurants. In addition to the contract purchase price, the Company paid fair market value for usable food and supplies inventories of approximately $297,000. Although the transaction is essentially complete, as of the closing date, the assets of 5 of the locations were not transferred to the Company due to various documentation deficiencies. The Company assumed all incidents of ownership through a Management Services Agreement ("MSA") for each location. Locations operated under MSA's covered $200,000 of land, $500,000 of buildings, $135,000 of leasehold improvements, $350,000 of equipment, $100,000 of franchise agreements and $985,000 of acquired franchise rights included in the acquisition price. Each MSA requires the transfer of the property to the Company upon the correction of the stated deficiency. One of the MSA locations was transferred to the Company during the second quarter of fiscal 2000 and a second was completed on September 7, 1999 in the third quarter. The transfer of the remaining 3 locations is expected to be completed before the end of the third quarter. The Company intends to continue to operate the acquired locations as KFC and Taco Bell restaurants under the franchise agreements which were assigned to the Company as part of the asset purchase and sale transaction. It is also the intention of the Company to reopen the closed KFC restaurant as a KFC/Taco Bell "2n1" restaurant. Twelve of the KFC restaurants in Pennsylvania are KFC/Taco Bell "2n1" restaurants. Revenues for the restaurant properties are included in the pro forma results shown below. Funds for the acquisition were provided by Captec Financial Group, Inc. in the form of separate loans for each property. The maturities of the loans range primarily from 13 years to 20 years at fixed interest rates and the loans are secured by substantially all of the assets purchased and require the maintenance of certain fixed charge coverage ratios. The following is a summary of the acquired restaurant locations:

                           MARKET AREA                                 RESTAURANTS
                           -----------                                 -----------
                           Pittsburgh, PA                              26 KFC (incl. 12 KFC/Taco Bell "2n1")
                                                                       12 Taco Bell
                           Wheeling, WV                                7 KFC
                               (incl. 2 OH)                            1 closed KFC
                           St. Louis, MO                               9 KFC

         The preliminary allocation of the purchase price, which does not include assets related to the 4 locations operated under MSA's as of the end of the second quarter of fiscal 2000, is as follows:

                           Land                                           $ 6,750,000
                           Buildings                                        5,975,000
                           Leasehold Improvements                           3,320,000
                           Equipment                                        4,200,000
                           Franchise Agreements                             1,515,000
                           Acquired Franchise Rights                        9,710,000
                                                                          -----------
                                Total                                     $31,470,000
                                                                          ===========

       The following unaudited pro forma results for the twelve and twenty-four weeks ended August 15,1999, and August 16, 1998, were developed assuming that all of the acquired units previously described, including those operated under MSA's, had been acquired at the beginning of the respective periods. The unaudited pro forma data shown below is not necessarily indicative of the consolidated results that would have occurred had the acquisition taken place at the beginning of the respective periods nor are they necessarily indicative of results that may occur in the future.

                          PRO FORMA RESULTS (UNAUDITED)
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                            TWELVE WEEKS ENDED                            TWENTY-FOUR WEEKS ENDED
                                   AUGUST 15,1999      AUGUST 16, 1998            AUGUST 15,1999           AUGUST 16, 1998
                                   --------------      ---------------            --------------           ---------------

Total revenue                        $    23,739           $    17,681              $      40,961           $     33,570
Net income (loss) from
  continuing operations                     (180)                   62                       (520)                  (398)
Net income (loss) per share
  from continuing operations                (.06)                  .02                       (.18)                  (.14)

NOTE 3.  DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

         On September 3, 1999, Management made the decision to discontinue the operation of it's East Side Mario's segment and entered into a letter of intent to dispose of four of the remaining East Side Mario's locations. The final remaining location is being actively marketed and is expected to be sold in the near future. A definitive contract in accordance with the letter of intent is presently being negotiated and the transaction is expected to close by early November. Certain assets of the East Side Mario's operations are shown in the Consolidated Balance Sheet as "Assets held for sale". The results of operations of the discontinued segment are shown in the Consolidated Statements of Operations as "Loss from discontinued operations" and there is no tax effect of the loss. The Company believes there will not be significant gain or loss on disposal of the assets. The East Side

Mario's restaurants operated by the Company began in March 1993 and encompassed six locations by April 1995. Comparable restaurant revenues for the East Side Mario's segment have been declining since fiscal 1996 and the restaurant concept was not appropriately supported by the franchisor. The assets being held for sale and the related capitalized lease obligations have been classified as current assets and current liabilities respectively.

         The Consolidated Balance Sheets at August 15, 1999 and February 28, 1999, include assets and liabilities related to the East Side Mario's restaurants, which are being accounted for as a discontinued operation, the details of which are listed below:

                                                                           AUGUST 15, 1999            FEBRUARY 28, 1999
                                                                           ---------------            -----------------

Current assets                                                             $      159,000               $      125,000
Assets held for sale                                                            3,481,000                       -
Property and equipment, net                                                         -                        3,771,000
Other assets                                                                        -                          579,000
                                                                           --------------               --------------
       Total assets                                                             3,640,000                    4,475,000
Current liabilities                                                             5,101,000                    1,345,000
Capital lease obligations                                                           -                        3,821,000
                                                                           --------------               --------------
       Net assets                                                          $   (1,461,000)              $     (691,000)
                                                                           ===============              ===============

       The results of operations for the East Side Mario's segment, reported separately as a loss from discontinued operations in the Consolidated Statement of Operations, are as follows:

                                                                 12 WEEKS ENDED                          24 WEEKS ENDED
                                                    AUGUST 15,1999       AUGUST 16,1998      AUGUST 15,1999       AUGUST 16,1998
                                                    -----------------------------------------------------------------------------

Net sales                                               1,556,000            1,947,000            3,092,000            3,924,000
                                                        =========            =========            =========            =========
Loss from operations of discontinued
       East Side Mario's restaurants                     (291,000)            (272,000)            (629,000)            (667,000)
                                                         ========             ========             ========             ========

NOTE 4.  INCOME (LOSS) PER COMMON SHARE

         Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is based on the combined weighted average number of shares outstanding, which includes the assumed exercise, or conversion of options. In computing diluted net income (loss) per common share, the Company has utilized the treasury stock method. Since the average share price during the periods presented was below the exercise price of any outstanding stock options, the calculation of diluted net income (loss) per common share does not include the effect of the assumed exercise of outstanding options, as its effect would be anti-dilutive.

NOTE 5. STOCK OPTION PLANS

         On April 2, 1999, the Board of Directors of the Company approved a Nonqualified Stock Option Plan for Executives and Managers. Under the plan 145,500 shares were reserved for the grant of options. Options for the 145,500 shares were granted to executives and managers of the Company on April 2, 1999 by the Stock Option Committee at an exercise price of $4 1/8. As of August 15, 1999 the closing price of the Company's stock was $3 5/16 per share. The plan provides that the options are exercisable after a waiting period of 6 months and that each option expires 10 years after its date of issue.

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

NOTE 6. LITIGATION

         The Company reached an agreement to settle its two lawsuits against East Side Mario's, Inc. and related parties. The lawsuits were filed in Federal District Court in Cleveland, Ohio on April 20, 1998, and July 7, 1998. The settlement agreement releases all parties from material obligations relating to any contracts which existed between the parties at the time of the filing of the lawsuit. The parties' joint stipulation of dismissal will be filed with the court.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         DESCRIPTION OF BUSINESS. Morgan's Foods, Inc. ("the Company") operates through wholly-owned subsidiaries Kentucky Fried Chicken ("KFC") restaurants under franchises from KFC Corporation and Taco Bell restaurants under franchises from Taco Bell Corporation and five East Side Mario's restaurants as a franchisee in the Cleveland/Akron and Columbus, Ohio areas. As of September 27, 1999, the Company operates 94 KFC restaurants, 15 of which also offer Taco Bell products, and 12 Taco Bell restaurants. The Company also operates five East Side Mario's restaurants, a business segment which the Company has chosen to discontinue (see Note 3). The Company's fiscal year is a 52 - 53 week year ending on the Sunday nearest the last day of February.

         REVENUES. Revenues for the quarter ended August 15, 1999 were $13,589,000 compared to $7,659,000 for the quarter ended August 16, 1998. This increase of $5,929,000 was the combination of several factors. First, approximately $4,464,000 of KFC sales in the second quarter of fiscal 2000 was added by the acquisition, from Tricon Global Restaurants, Inc., of the 54 KFC and Taco Bell restaurants described in Note 2. Additionally, $1,706,000 of KFC revenue is attributable to eight KFC restaurants which were acquired from other franchisees and two which were newly built since the second quarter of fiscal 1999. The remainder of the change in sales was caused by a comparable sales decline in the KFC's of 3.3% which resulted in a decrease in revenues of $241,000. The comparable restaurant revenue decline in the KFC restaurants was the result of the continuation of the ineffective Star Wars promotion into the beginning of the second quarter of fiscal 2000. Revenues for the 24 weeks ended August 15, 1999 were $21,912,000 compared to $14,742,000 for the quarter ended August 16, 1998. This increase was attributable to $4,464,000 of revenues generated by the 54 restaurants acquired from Tricon as well as $3,066,000 in revenues contributed by eight acquired and two newly built KFC restaurants in the current year period. These increases were partially offset by a decline in comparable KFC revenues of 2.5% resulting in a decline of $360,000 in revenues.

         COSTS OF SALES - FOOD, PAPER AND BEVERAGES. Food, paper and beverage costs for the fiscal 2000 second quarter decreased as a percentage of revenue from 31.4% in fiscal 1999 to 29.6%. This decrease was primarily the result of lower chicken prices during the fiscal 2000 second quarter as well as the addition of substantial Taco Bell revenues to the Company, through the acquisition of 12 Taco Bell restaurants and 12 KFC/Taco Bell `2 in 1' restaurants discussed earlier, which typically have a lower cost of sales percentage than KFC restaurants. Food, paper and beverage costs for the twenty-four weeks ended August 15, 1999 decreased to 29.8% of revenue compared to 30.5% in the year earlier period for the reasons discussed above.

         COST OF SALES - LABOR AND BENEFITS. Labor and benefits increased as a percentage of revenue for the quarter ended August 15, 1999 to 24.9% compared to 22.4% for the year earlier quarter. The increase was primarily due to higher labor costs in the newly acquired restaurants caused by the reorganization and training necessary to assimilate the new restaurants into the operations of the Company. Labor and benefits increased as a percentage of revenue for the twenty-four weeks ended August 15, 1999 to 25.0% from 23.2% in the year earlier period for the reasons mentioned above.

         RESTAURANT OPERATING EXPENSES. Restaurant operating expenses in the second quarter were substantially unchanged as a percentage of revenue at 25.8% in fiscal 2000 compared to 25.9% in fiscal 1999. This result was caused by the newly acquired restaurants being similar in size and structure to the Company's existing restaurants. Restaurant operating expenses for the twenty-four weeks ended August 15, 1999 increased to 26.3% of revenue compared to 25.6% of revenue in the comparable year earlier period. The increase was caused by one-time expenditures during the first quarter of fiscal 2000 to prepare for the acquisition of 54 restaurants discussed earlier as well as costs related to the Star Wars promotion.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the fiscal 2000 second quarter increased to $493,000 compared to $326,000 in fiscal 1999. The increase is primarily due to the addition of KFC and Taco Bell restaurants discussed above. Depreciation and amortization for the twenty-four weeks ended August 15, 1999 increased to $818,000 from $653,000 for the year earlier period for the reasons discussed above.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the second quarter of fiscal 2000 were $893,000 compared to $629,000 in the second quarter of fiscal 1999. The increase is primarily due to factors associated with the acquisition of 54 KFC and Taco Bell restaurants. First, the acquisition required the addition of a Director of Operations and six market managers along with related training and support personnel causing field general & administrative expenses to increase by approximately $197,000 compared to the prior year. Secondly, the addition of accounting, administrative and computer support personnel resulted in an increase of approximately $87,000 in fiscal 2000 second quarter expenses compared to the year earlier period. General and administrative expenses for the twenty-four weeks ended August 15, 1999 increased to $1,667,000 compared to $1,238,000 for the year earlier period for the reasons discussed above.

         OPERATING INCOME. Operating income in the second quarter of fiscal 1999 increased to $1,283,000 compared to $605,000 for the second quarter of fiscal 1998. This increase was primarily the result of the acquisition of 54 KFC and Taco Bell restaurants discussed above. Operating income for the twenty-four weeks ended August 15, 1999 increased to $1,656,000 from $1,158,000 in the year earlier period for the reasons discussed above.

         INTEREST EXPENSE. Interest expense on bank debt increased to $612,000 in fiscal 2000 from $201,000 in fiscal 1999 due to higher debt balances during the fiscal 2000 quarter necessary to fund the acquisition and construction of restaurants during the past year. Interest expense for the twenty-four weeks ended August 15, 1999 increased to $893,000 from $394,000 in the comparable year earlier period for the same reason discussed above. Interest expense on capitalized leases was substantially unchanged from the prior year second quarter and for the twenty-four weeks.

         LOSS ON DISPOSAL OF RESTAURANT ASSETS. The loss on disposal of restaurant assets of $79,000 in the second quarter of fiscal 2000 and $5,000 in the second quarter of fiscal 1999 are the result of assets disposed of during the image enhancement of several KFC restaurants.

         OTHER INCOME. Other income for the quarter ended August 15, 1999 of $11,000 decreased from the year earlier amount of $20,000. Other income for the twenty-four weeks ended August 15, 1999 decreased to $27,000 from $32,000 in the year earlier period. The decreases were primarily the result of lower interest earned on available cash balances.

         PROVISION FOR INCOME TAXES. The provision for income taxes was $3,000 for the quarter ended August 15, 1999 compared to $7,000 in the prior year quarter. This decrease was caused by tax refunds received in the current year period.

         LIQUIDITY AND CAPITAL RESOURCES. Cash flow activity for the twenty-four weeks of fiscal 2000 and fiscal 1999 is presented in the Consolidated Statements of Cash Flows. Cash provided by operating activities was $4,661,000 in the first half of fiscal 2000. The Company paid scheduled long-term bank and capitalized lease debt of $474,000 in the first two quarters of fiscal 2000 and received financing of $34,718,000 to fund acquisitions of 54 KFC and Taco Bell restaurants from Tricon Global Restaurants and two KFC restaurants from another franchisee and to complete the building of one new KFC and the relocation of two others.

         The KFC operations of the Company have historically provided sufficient cash flow to service the Company's debt, refurbish and upgrade KFC restaurant properties and cover administrative overhead. Management believes that operating cash flow will provide sufficient capital to continue to operate and maintain the KFC and Taco Bell restaurants, service the Company's debt and support required corporate expenses. In addition to the Company's operating cash flow, management believes that additional financing, including long term leases of build-to-suit restaurants and development lines of credit can be obtained for use in the acquisition of new KFC and Taco Bell properties and refurbishment of existing ones.

         The Company has previously installed the newest version of its accounting software package and a recent version of the network operating system used at the Home Office, both of which are year 2000 compliant. The KFC restaurants acquired from Tricon contain point of sale devices which are not year 2000 compliant and the Company is in the process of replacing them. Management believes that this will be completed well before the end of 1999 and that it has no significant year 2000 operating exposure in its critical core systems. The Company has one major supplier upon which it relies for food and related restaurant supplies and which is using a computerized ordering system. This supplier has represented in writing that they will be year 2000 compliant before the end of the year. Items disclosed herein constitute "Y2000 Readiness Disclosures" under the Year 2000 Information and Readiness Disclosure Act.

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

         SEASONALITY. The operations of the Company are affected by seasonal fluctuations. Historically, the Company's revenues and income have been highest during the summer months with the fourth fiscal quarter representing the slowest period. This seasonality is primarily attributable to weather conditions in the Company's marketplace, which consists of portions of Ohio, Pennsylvania, Missouri, Illinois, West Virginia and New York.

                            PART II OTHER INFORMATION

ITEM 6.  EXHIBITS & REPORTS ON FORM 8-K

(a)      Exhibit 27 - Financial Data Schedule
(b) A report on Form 8-K was filed on July 28, 1999 to report the acquisition of the KFC and Taco Bell restaurants from Tricon Global Restaurants, Inc. No financial statements were filed with that Form 8-K.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                  Morgan's Foods, Inc.
                                            ------------------------------------
                                                       (Registrant)


Dated:  September 29, 1999                  By: /s/   Kenneth L. Hignett
        ------------------                      --------------------------------
                                            Kenneth L. Hignett
                                            Senior Vice President,
                                            Chief Financial Officer & Secretary