Form 10-Q
period 1999-11-07
MORGANS FOODS INC
filed 1999-12-22
CIK 68145

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the period ended            November 7, 1999
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

Registrant's telephone number, including area code: (216) 360-7500
--------------------------------------------------------------------------------


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

       As of December 22, 1999, the issuer had 2,910,839 shares of common stock outstanding.

                          PART I FINANCIAL INFORMATION

Item 1. Financial Statements.


                              Morgan's Foods, Inc.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (unaudited)
--------------------------------------------------------------------------------

                                                        Quarter Ended
                                              ----------------------------------
                                              November 7, 1999  November 8, 1998
                                              ----------------  ----------------

Revenues ....................................    $ 20,274,000      $  8,318,000
Cost of sales:
 Food, paper and beverage ...................       6,153,000         2,810,000
 Labor and benefits .........................       5,229,000         2,015,000
Restaurant operating expenses ...............       5,509,000         2,014,000
Depreciation and amortization ...............         820,000           319,000
General and administrative expenses .........       1,082,000           643,000
                                                 ------------      ------------

Operating income ............................       1,481,000           517,000

Interest expense:
 Bank debt and notes payable ................      (1,025,000)         (236,000)
 Capital leases .............................         (24,000)          (19,000)

Loss on disposal of restaurant assets .......         (51,000)                -

Other income ................................          35,000            27,000
                                                 ------------      ------------

Income from continuing operations
 before provision for income taxes ..........         416,000           289,000

Provision for income taxes ..................           3,000             7,000
                                                 ------------      ------------

Income from continuing operations ...........         413,000           282,000

Loss from discontinued operations
 net of income tax (Note 3) .................               -          (414,000)
                                                 ------------      ------------

Net income (loss) ...........................    $    413,000      $   (132,000)
                                                 ============      ============

Earnings (loss) per common share (Note 4):
 Continuing operations ......................    $        .14      $        .10
 Discontinued operations ....................               -              (.15)
                                                 ------------      ------------
 Net income .................................    $        .14      $       (.05)
                                                 ============      ============

Weighted average number of shares outstanding       2,910,839         2,910,839


                 See notes to consolidated financial statements.

                          PART I FINANCIAL INFORMATION

Item 1.  Financial Statements.


                              Morgan's Foods, Inc.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (unaudited)
--------------------------------------------------------------------------------

                                                    Thirty-Six Weeks Ended
                                              ----------------------------------
                                              November 7, 1999  November 8, 1998
                                              ----------------  ----------------

Revenues ....................................   $ 42,186,000      $ 23,060,000
Cost of sales:
 Food, paper and beverage ...................     12,691,000         7,308,000
 Labor and benefits .........................     10,708,000         5,430,000
Restaurant operating expenses ...............     11,263,000         5,794,000
Depreciation and amortization ...............      1,638,000           972,000
General and administrative expenses .........      2,749,000         1,881,000
                                                ------------      ------------

Operating income ............................      3,137,000         1,675,000

Interest expense:
 Bank debt and notes payable ................     (1,918,000)         (630,000)
 Capital leases .............................        (60,000)          (65,000)

Gain (loss) on disposal of restaurant assets        (130,000)           (8,000)

Other Income ................................         60,000            59,000
                                                ------------      ------------

Income from continuing operations
 before provision for income taxes ..........      1,089,000         1,031,000

Provision for income taxes ..................          2,000            18,000
                                                ------------      ------------

Income from continuing operations ...........      1,087,000         1,013,000

Loss from discontinued operations
 Net of income tax (Note 3) .................       (629,000)       (1,081,000)
                                                ------------      ------------

Net income (loss) ...........................   $    458,000      $    (68,000)
                                                ============      ============

Earnings (loss) per common share: (Note 4)
 Continuing operations ......................   $        .37      $        .35
 Discontinued operations ....................           (.21)             (.37)
                                                ------------      ------------
 Net Income .................................   $        .16      $       (.02)
                                                ------------      ============

Weighted average number of shares outstanding      2,910,839         2,910,839


                 See notes to consolidated financial statements.

                              Morgan's Foods, Inc.

                           CONSOLIDATED BALANCE SHEETS

                                   (unaudited)
--------------------------------------------------------------------------------

                                                      November 7, 1999     February 28, 1999
                                                      ----------------     -----------------
Assets
 Current assets:
  Cash and equivalents .........................        $  6,277,000         $  2,655,000
  Receivables ..................................              24,000               38,000
  Inventories ..................................             688,000              332,000
  Prepaid expenses .............................              70,000              218,000
  Assets held for sale (Note 3) ................           3,231,000                    -
                                                        ------------         ------------
                                                          10,290,000            3,243,000
 Property and equipment: (Note 2)
  Land .........................................          10,629,000            3,379,000
  Buildings and improvements ...................          16,220,000            9,433,000
  Property under capital leases ................           1,268,000            5,089,000
  Leasehold improvements .......................           6,602,000            3,578,000
  Equipment, furniture and fixtures ............          15,738,000            9,915,000
  Construction in progress .....................           1,212,000              344,000
                                                        ------------         ------------
                                                          51,669,000           31,738,000
  Less accumulated depreciation and amortization          11,393,000           13,346,000
                                                        ------------         ------------
                                                          40,276,000           18,392,000
 Other assets ..................................           1,765,000            1,167,000
 Franchise agreements ..........................           2,230,000              609,000
 Deferred taxes ................................             600,000              600,000
 Acquired franchise rights .....................          10,166,000                    -
                                                        ------------         ------------
                                                        $ 65,327,000         $ 24,011,000
                                                        ============         ============
LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
    Current maturities of long-term debt .......        $  1,600,000         $    577,000
    Current maturities of capital lease
      obligations (Note 3) .....................           3,831,000              453,000
    Accounts payable ...........................           4,873,000            2,066,000
    Accrued liabilities ........................           3,698,000            2,329,000
                                                        ------------         ------------
                                                          14,002,000            5,425,000
  Long-term debt ...............................          48,846,000           13,094,000
  Long-term capital lease obligations ..........             773,000            4,244,000

SHAREHOLDERS' EQUITY
Preferred shares, 1,000,000 shares authorized,
  no shares outstanding
Common Stock
 Authorized shares - 25,000,000
 Issued shares - 2,969,405 .....................              30,000               30,000
 Treasury stock - 58,566 shares ................            (139,000)            (139,000)
Capital in excess of stated value ..............          28,875,000           28,875,000
Accumulated deficit ............................         (27,060,000)         (27,518,000)
                                                        ------------         ------------
Total shareholders' equity .....................           1,706,000            1,248,000
                                                        ------------         ------------
                                                        $ 65,327,000         $ 24,011,000
                                                        ============         ============


                 See notes to consolidated financial statements.

                              Morgan's Foods, Inc.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                   (unaudited)



                                     Common Shares            Treasury Shares         Capital in                       Total
                                 --------------------      ---------------------      excess of      Accumulated    Shareholders'
                                   Shares      Amount       Shares       Amount      stated value      Deficit         Equity
                                 ---------    -------      -------     ---------     ------------    -----------    -------------

Balance, March 1, 1998 ......    2,969,405    $30,000      (58,566)    $(139,000)    $28,875,000    $(26,510,000)    $ 2,256,000

Net loss ....................            -          -            -             -               -      (1,008,000)     (1,008,000)
                                 ---------    -------      -------     ---------     -----------    ------------     -----------

Balance, February 28, 1999...    2,969,405    $30,000      (58,566)    $(139,000)    $28,875,000     (27,518,000)    $ 1,248,000

Net income ..................            -          -            -             -               -         458,000         458,000
                                 ---------    -------      -------     ---------     -----------    ------------     -----------

Balance, November 15, 1999...    2,969,405    $30,000      (58,566)    $(139,000)    $28,875,000    $(27,060,000)    $ 1,706,000
                                 =========    =======      =======     =========     ===========    ============     ===========


                 See notes to consolidated financial statements

                              Morgan's Foods, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (unaudited)

                                                        Thirty-six weeks ended
                                                 ----------------------------------
                                                 November 7, 1999  November 8, 1998
                                                 ----------------  ----------------

Cash flows from operating activities:
    Net income ................................    $    458,000     $    (68,000)
 Adjustments to reconcile net income
  to net cash provided by operating activities:
  Depreciation and amortization ...............       1,638,000        1,359,000
  Loss on disposal of restaurant assets .......         130,000            8,000
   Change in assets and liabilities:
    Decrease (increase) in receivables ........          14,000          (12,000)
    Increase in inventories ...................        (356,000)          (6,000)
    Decrease in prepaid expenses ..............         148,000           57,000
    Increase in other assets ..................      (1,226,000)        (180,000)
    Increase (decrease) in accounts payable ...       2,807,000         (133,000)
    Increase in accrued expenses ..............       2,670,000          300,000
                                                   ------------     ------------
 Net cash provided by operating activities ....       6,283,000        1,325,000
                                                   ------------     ------------

Cash flows from investing activities:
 Capital expenditures .........................     (26,952,000)      (3,488,000)
   Purchase of franchise agreements and
    acquired franchise rights .................     (11,960,000)        (142,000)
   Sale of property and equipment .............           4,000                -
   Proceeds from sale and maturity
    of marketable securities ..................               -          102,000
                                                   ------------     ------------

 Net cash used in investing activities ........     (38,908,000)      (3,528,000)
                                                   ------------     ------------

Cash flows from financing activities:
 Proceeds from financing for property and
  equipment and franchise agreements ..........      37,410,000        3,257,000
 Principal payments on long-term debt .........        (635,000)        (397,000)
 Principal payments on capital
  lease obligations ...........................        (528,000)        (361,000)
                                                   ------------     ------------

Net cash provided by financing activities .....      36,247,000        2,499,000
                                                   ------------     ------------
Net change in cash and equivalents ............       3,622,000          296,000
Cash and equivalents, beginning balance .......       2,655,000        2,316,000
                                                   ------------     ------------

Cash and equivalents, ending balance ..........    $  6,277,000     $  2,612,000
                                                   ============     ============
Noncash investing and financing activities:
   Capital leases .............................    $    435,000     $          -
                                                   ============     ============


                 See notes to consolidated financial statements.

                              Morgan's Foods, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              QUARTERS ENDED NOVEMBER 7, 1999 AND NOVEMBER 8, 1998


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

NOTE 2. ACQUISITION OF KFC AND TACO BELL RESTAURANTS

         On July 14, 1999 Morgan's Restaurants of Pennsylvania, Inc., Morgan's Restaurants of Ohio, Inc., Morgan's Restaurants of West Virginia, Inc. and Morgan's Foods of Missouri, Inc., all wholly owned subsidiaries of Morgan's Foods, Inc., acquired the assets of fifty-four (54) existing KFC and Taco Bell restaurants and the land and building of a non-operating KFC restaurant from various subsidiaries of Tricon Global Restaurants, Inc. for cash in the amount of $33,740,000. Although the transaction was essentially complete as of the closing date, the assets of 5 of the locations were not transferred to the Company due to various documentation deficiencies. The Company assumed all incidents of ownership through a Management Services Agreement ("MSA") for each location. Locations operated under MSA's covered $200,000 of land, $500,000 of buildings, $135,000 of leasehold improvements, $350,000 of equipment, $100,000 of franchise agreements and $985,000 of acquired franchise rights included in the acquisition price. Each MSA requires the transfer of the property to the Company upon the correction of the stated deficiency. One of the MSA locations was transferred to the Company during the second quarter of fiscal 2000, three were completed during the third quarter of fiscal 2000 and the final MSA location was completed on December 7, 1999 during the fourth quarter of fiscal 2000.

         The preliminary allocation of the purchase price, which does not include assets related to the one location operated under an MSA as of the end of the third quarter of fiscal 2000, is as follows:

                           Land                             $  6,950,000
                           Buildings                           6,475,000
                           Leasehold Improvements              3,405,000
                           Equipment                           4,450,000
                           Franchise Agreements                1,590,000
                           Acquired Franchise Rights          10,250,000
                                                            ------------
                                Total                       $ 33,120,000
                                                            ============

       The following unaudited pro forma results for the twelve and thirty-six weeks ended November 7,1999 and November 8, 1998, were developed assuming that all of the acquired units previously described, including the one unit operated under an MSA, had been acquired at the beginning of the respective periods. The unaudited pro forma data shown below is not necessarily indicative of the consolidated results that would have occurred had the acquisition taken place at the beginning of the respective periods nor are they necessarily indicative of results that may occur in the future.

                                                     PRO FORMA RESULTS (UNAUDITED)
                                              (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                                            TWELVE WEEKS ENDED         THIRTY-SIX WEEKS ENDED
                                NOVEMBER 7, 1999  NOVEMBER 8, 1998  NOVEMBER 7, 1999  NOVEMBER 8, 1998
                                ----------------  ----------------  ----------------  ----------------
Total revenue                       $ 20,274         $ 20,257         $ 61,235         $ 53,827
Net income (loss) from
  continuing operations                  413             (220)          (1,294)            (617)
Net income (loss) per share
  from continuing operations             .14             (.08)            (.44)            (.21)


NOTE 3. DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

         On December 9, 1999 the Company sold four of the remaining five former East Side Mario's restaurant locations, to Steak & Ale, a division of Metromedia Restaurant Group, and is marketing the remaining location, which it recently closed, with the expectation of selling this location early in calendar year 2000. The cash received as a result of this transaction of $3,850,000 was used to pay off the capital lease obligations and other expenses of the transaction. Certain assets of the East Side Mario's operations are shown in the Consolidated Balance Sheet as "Assets held for sale". The results of operations of the discontinued segment are shown in the Consolidated Statements of Operations as "Loss from discontinued operations" and there is no tax effect of the loss. The Company believes there will not be significant gain or loss on disposal of the remaining assets. The East Side Mario's restaurants formerly operated by the Company began in March 1993 and encompassed six locations by April 1995. Comparable restaurant revenues for the East Side Mario's segment have declined since fiscal 1996 and the restaurant concept was not appropriately supported by the franchisor. The assets being held for sale and the related capitalized lease obligations have been classified as current assets and current liabilities respectively.

         The Consolidated Balance Sheets at November 7, 1999 and February 28, 1999, include assets and liabilities related to the East Side Mario's restaurants, which are being accounted for as a discontinued operation, the details of which are listed below:

                                           NOVEMBER 7, 1999      FEBRUARY 28, 1999
                                           ----------------      -----------------
Current assets                                $   139,000           $   125,000
Assets held for sale                            3,230,000                     -
Property and equipment, net                             -             3,771,000
Other assets                                            -               579,000
                                              -----------           -----------
       Total assets                             3,369,000             4,475,000
Current liabilities                             4,599,000             1,345,000
Capital lease obligations                               -             3,821,000
                                              -----------           -----------
       Net assets                             $(1,230,000)          $  (691,000)
                                              ===========           ===========

       The results of operations for the East Side Mario's segment, reported separately as a loss from discontinued operations in the Consolidated Statement of Operations, are as follows:

                                             12 WEEKS ENDED                       36 WEEKS ENDED
                                   NOVEMBER 7, 1999    NOVEMBER 8, 1998   NOVEMBER 7, 1999    NOVEMBER 8, 1998
                                   ----------------    ----------------   ----------------    ----------------

Gross sales                              1,404,000         1,654,000          4,496,000          5,578,000
                                         =========        ==========         ==========         ==========
Loss from operations
    of  discontinued
    East Side Mario's restaurants                -          (414,000)          (629,000)        (1,081,000)
                                         =========        ==========         ==========         ==========

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

NOTE 5. STOCK OPTION PLANS

         On April 2, 1999, the Board of Directors of the Company approved a Nonqualified Stock Option Plan for Executives and Managers. Under the plan 145,500 shares were reserved for the grant of options. Options for the 145,500 shares were granted to executives and managers of the Company on April 2, 1999 by the Stock Option Committee at an exercise price of $4 1/8. As of November 7, 1999 the closing price of the Company's stock was $3 1/2 per share. The plan provides that the options are exercisable after a waiting period of 6 months and that each option expires 10 years after its date of issue.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         DESCRIPTION OF BUSINESS. Morgan's Foods, Inc. ("the Company") operates through wholly-owned subsidiaries Kentucky Fried Chicken ("KFC") restaurants under franchises from KFC Corporation and Taco Bell restaurants under franchises from Taco Bell Corporation. As of December 22, 1999, the Company operates 93 KFC restaurants, 13 of which also offer Taco Bell products, and 12 Taco Bell restaurants. The Company formerly operated five East Side Mario's restaurants, a business segment which the Company had previously chosen to discontinue (see
Note 3). The Company's fiscal year is a 52 - 53 week year ending on the Sunday nearest the last day of February.

         REVENUES. Revenues for the quarter ended November 7, 1999 were $20,274,000 compared to $8,318,000 for the quarter ended November 8, 1998. This increase of $11,956,000 was due to the combination of several factors. First, approximately $10,837,000 of sales in the third quarter of fiscal 2000 was added by the acquisition, from Tricon Global Restaurants, Inc., of the 54 KFC and Taco Bell restaurants described in Note 2. Additionally, $1,397,000 of revenue is attributable to six KFC restaurants which were acquired from other franchisees and three which were newly built since the third quarter of fiscal 1999, partially offset by the closing of one KFC restaurant which resulted in a decrease of $34,000. The remainder of the change in sales was caused by a comparable sales decline in the KFC's of 2.0% which resulted in a decrease in revenues of $244,000. The decline in comparable restaurant revenues was the result of several very effective product promotions in the prior year quarter. Revenues for the 36 weeks ended November 7, 1999 were $42,186,000 compared to $23,060,000 for the 36 weeks ended November 8, 1998. This increase was attributable to $15,301,000 of revenues generated by the 54 restaurants acquired from Tricon as well as $4,492,000 in revenues contributed by eight acquired and three newly built KFC restaurants in the current year period. In addition, the closing of one KFC restaurant caused a decrease in revenue of $247,000 and revenues in the comparable KFC restaurants decreased by 2.2% resulting in a decrease of $420,000 in revenues.

         COSTS OF SALES - FOOD, PAPER AND BEVERAGES. Food, paper and beverage costs for the fiscal 2000 third quarter decreased as a percentage of revenue from 33.8% in fiscal 1999 to 30.4%. This decrease was primarily the result of lower chicken prices during the fiscal 2000 third quarter as well as the addition of substantial Taco Bell revenues to the Company, through the acquisition of 12 Taco Bell restaurants and 12 KFC/Taco Bell `2 in 1' restaurants discussed earlier, which typically have a lower cost of sales percentage than KFC restaurants. Food, paper and beverage costs for the thirty-six weeks ended November 7, 1999 decreased to 30.1% of revenue compared to 31.7% in the year earlier period for the reasons discussed above.

         COST OF SALES - LABOR AND BENEFITS. Labor and benefits increased as a percentage of revenue for the quarter ended November 7, 1999 to 25.8% compared to 24.2% for the year earlier quarter. The increase was primarily due to higher labor costs in the newly acquired restaurants caused by the reorganization and training necessary to assimilate the new restaurants into the operations of the Company. Labor and benefits increased as a percentage of revenue for the thirty-six weeks ended November 7, 1999 to 25.4% from 23.6% in the year earlier period for the reasons mentioned above.

         RESTAURANT OPERATING EXPENSES. Restaurant operating expenses increased as a percentage of revenue to 27.2% in fiscal 2000 compared to 24.2% in fiscal 1999. This was caused by increased advertising expenses as a result of the introduction of five new sandwiches during the fiscal 2000 third quarter and also the newly acquired restaurants having a higher local advertising co-op expense than the Company's average for its existing restaurants. Restaurant operating expenses for the thirty-six weeks ended November 7, 1999 increased to 26.7% of revenue compared to 25.1% of revenue in the comparable year earlier period. The increase was caused by one-time expenditures during the first quarter of fiscal 2000 to prepare for the acquisition of the 54 restaurants discussed earlier as well as costs related to the Star Wars promotion conducted during the second quarter of fiscal 2000, and also for the reasons mentioned above.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the fiscal 2000 third quarter increased to $820,000 compared to $319,000 in fiscal 1999. The increase is primarily due to the addition of the KFC and Taco Bell restaurants discussed above. Depreciation and amortization for the thirty-six weeks ended November 7, 1999 increased to $1,638,000 from $972,000 for the year earlier period for the reasons discussed above.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the third quarter of fiscal 2000 were $1,082,000 or 5.3% compared to $643,000 or 7.7% in the third quarter of fiscal 1999. The increase is primarily due to factors associated with the acquisition of 54 KFC and Taco Bell restaurants. First, the acquisition required the addition of a Director of Operations and six market managers along with related training and support personnel causing field general & administrative expenses to increase by approximately $99,000 compared to the prior year. Secondly, the addition of accounting, administrative and computer support personnel resulted in an increase of approximately $248,000 in fiscal 2000 third quarter expenses compared to the year earlier period. General and administrative expenses for the thirty-six weeks ended November 7, 1999 increased to $2,749,000 or 6.5% compared to $1,881,000 or 8.2% for the year earlier period for the reasons discussed above.

         OPERATING INCOME. Operating income in the third quarter of fiscal 1999 increased to $1,481,000 or 7.3% compared to $517,000 or 6.2% for the third quarter of fiscal 1998. This increase was primarily the result of the acquisition of 54 KFC and Taco Bell restaurants discussed above. Operating income for the thirty-six weeks ended November 7, 1999 increased to $3,137,000 or 7.4% from $1,675,000 or 7.3% in the year earlier period for the reasons discussed above.

         INTEREST EXPENSE. Interest expense on bank debt increased to $1,025,000 in the third quarter of fiscal 2000 from $236,000 in fiscal 1999 due to higher debt balances during the fiscal 2000 quarter necessary to fund the acquisition and construction of restaurants during the past year. Interest expense for the thirty-six weeks ended November 7, 1999 increased to $1,918,000 from $630,000 in the comparable year earlier period for the same reason discussed above. Interest expense on capitalized leases was substantially unchanged from the prior year third quarter and for the thirty-six weeks.

         LOSS ON DISPOSAL OF RESTAURANT ASSETS. The loss on disposal of restaurant assets of $51,000 and $130,000 in the third quarter of fiscal 2000 and the thirty-six weeks ended November 7, 1999, respectively, is a result of assets disposed of during the image enhancement and relocation of three KFC restaurants.

         OTHER INCOME. Other income for the quarter and thirty-six weeks ended was substantially unchanged from the prior year second quarter and thirty-six weeks ended November 7, 1999.

         PROVISION FOR INCOME TAXES. The provision for income taxes was $3,000 for the quarter ended November 7, 1999 compared to $7,000 in the prior year quarter. For the thirty-six weeks ended November 7, 1999 the provision for income taxes was $2,000 compared to $18,000 in the prior year quarter. These decreases were caused by tax refunds received in the current year period.

         LIQUIDITY AND CAPITAL RESOURCES. Cash flow activity for the thirty-six weeks of fiscal 2000 and fiscal 1999 is presented in the Consolidated Statements of Cash Flows. Cash provided by operating activities was $6,283,000 for the thirty-six weeks ended November 7, 1999. The Company paid scheduled long-term bank and capitalized lease debt of $1,163,000 in the first three quarters of fiscal 2000 and received financing of $37,410,000 to fund the acquisitions of 54 KFC and Taco Bell restaurants from Tricon Global Restaurants and six KFC restaurants from other franchisees and to complete the building of three new KFC's and the relocation of two others.

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

         The Company has previously installed the newest version of its accounting software package and a recent version of the network operating system at the Home Office, both of which are year 2000 compliant. The KFC restaurants acquired from Tricon contain point of sale devices which are not year 2000 compliant and the Company is in the process of replacing them. Management believes that this will be completed before the end of 1999 and that it has no significant year 2000 operating exposure in its critical core systems. The Company has one major supplier upon which it relies for food and related restaurant supplies and which is using a computerized ordering system. This supplier has represented in writing that they will be year 2000 compliant before the end of the year. Items disclosed herein constitute "Y2000 Readiness Disclosures" under the Year 2000 Information and Readiness Disclosure Act.

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

                            PART II OTHER INFORMATION

ITEM 6.  EXHIBITS & REPORTS ON FORM 8-KA

         (a) Exhibit 27 - Financial Data Schedule
         (b) A report on Form 8-KA was filed on September 27, 1999 to report the acquisition of the KFC and Taco Bell restaurants from Tricon Global Restaurants, Inc.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           Morgan's Foods, Inc.
                                     -------------------------------------
                                              (Registrant)


Dated:  December 22, 1999           By /s/   Kenneth L. Hignett:
        -----------------              ------------------------------------
                                        Kenneth L. Hignett
                                        Senior Vice President,
                                        Chief Financial Officer & Secretary