Form 10-K405
period 2000-02-27
MORGANS FOODS INC
filed 2000-05-30
CIK 68145

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                 Annual Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For the fiscal year ended February 27, 2000 Commission file number 0-3833

                              MORGAN'S FOODS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Ohio                                      34-0562210
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

         As of May 10, 2000, the aggregate market value of the common stock held by nonaffiliates of the Registrant was $4,887,768.

         As of May 10, 2000, the Registrant had 2,922,727 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III incorporates by reference certain information from the definitive Proxy Statement to security holders for the 2000 annual meeting, to be filed with the Securities and Exchange Commission on or before June 23, 2000.

                              MORGAN'S FOODS, INC.

                                     PART I


ITEM 1.  BUSINESS.

         GENERAL. Morgan's Foods, Inc. ("the Company") operates through wholly owned subsidiaries Kentucky Fried Chicken ("KFC") restaurants under franchises from KFC Corporation and Taco Bell restaurants under franchises from Taco Bell Corp. As of May 25, 2000, the Company operates 79 KFC restaurants, 11 Taco Bell restaurants, and 16 KFC/Taco Bell "2n1's" under franchises from KFC Corporation and franchises or licenses from Taco Bell Corp. The Company formerly operated five East Side Mario's restaurants, a business segment which the Company had previously chosen to discontinue (see Note 3 to the consolidated financial statements). The Company's fiscal year is a 52 - 53 week year ending on the Sunday nearest the last day of February.

         RESTAURANT OPERATIONS. The Company's KFC restaurants prepare and sell the distinctive "Kentucky Fried Chicken" and Tender Roast(R) chicken along with related food items. All containers and packages bear KFC trademarks. The Company's Taco Bell restaurants prepare and sell a full menu of quick service Mexican food items using the appropriate Taco Bell containers and packages. The KFC/Taco Bell "2n1" restaurants operated under franchise agreements from KFC Corporation and license agreements from Taco Bell Corp. prepare and sell a limited menu of Taco Bell items as well as the full KFC menu while those operated under franchise agreements from both KFC Corporation and Taco Bell Corp. offer a full menu of both KFC and Taco Bell items. The East Side Mario's restaurants were full service, mid-priced, casual family restaurants inspired by New York City's famous "Little Italy" district of the 1950's.

         Of the 106 KFC, Taco Bell and "2n1" restaurants operated by the Company as of May 25, 2000, 16 are located in Ohio, 61 in Pennsylvania, 19 in Missouri, 2 in Illinois, 7 in West Virginia and 1 in New York. The Company was one of the first KFC Corporation franchisees and has operated in excess of 20 KFC franchises for more than 25 years. Operations relating to these units are seasonal to a certain extent, with higher sales generally occurring in the summer months.

         FRANCHISE AGREEMENTS. All of the Company's KFC and Taco Bell restaurants are operated under franchise agreements with KFC Corporation and Taco Bell Corp. respectively. The Company's KFC/Taco Bell "2n1" restaurants are operated under franchises from KFC Corporation and either franchises or licenses from Taco Bell Corp. The Company considers retention of these agreements to be important to the success of its restaurant business and believes that its relationships with KFC Corporation and Taco Bell Corp. are satisfactory. For KFC products, the Company is required to pay royalties of 4% of gross revenues and to expend an additional 5% of gross revenues on national and local advertising pursuant to its franchise agreements. For Taco Bell products in KFC/Taco Bell "2n1" restaurants operated under license agreements from Taco Bell Corp. and franchise agreements from KFC Corporation the Company is required to pay royalties of 10% of Taco Bell gross revenues and to make advertising fund contributions of 1/2% of Taco Bell gross revenue. For Taco Bell product sales in Taco Bell restaurants operated under franchises the Company is required to pay royalties of 5.5% of gross revenues and to expend an additional 4.5% of gross revenues on

                              MORGAN'S FOODS, INC.

national and local advertising. In May 1997, the Company renewed substantially all of its existing franchise agreements for twenty years. New 20 year franchise agreements were obtained for all 54 restaurants acquired in July 1999. Subject to satisfying KFC and Taco Bell requirements for restaurant image and other matters, franchise agreements are renewable at the Company's option for successive ten year periods. The franchise and license agreements provide that each KFC and Taco Bell unit is to be inspected by KFC Corporation and Taco Bell Corp., respectively, approximately three or four times per year. These inspections cover product preparation and quality, customer service, restaurant appearance and operation.

         COMPETITION. The restaurant business is highly competitive. Each of the Company's KFC and Taco Bell restaurants competes directly or indirectly with a large number of national and regional restaurant operations, as well as with locally owned restaurants, drive-ins, diners and numerous other establishments which offer low- and medium-priced chicken and Mexican food to the public.

         The Company's KFC and Taco Bell restaurants and KFC/Taco Bell "2n1" restaurants rely on innovative marketing techniques and promotions to compete with other restaurants in the areas in which they are located. The Company's competitive position is also enhanced by the national advertising programs sponsored by KFC Corporation, Taco Bell Corp. and their franchisees. Emphasis is placed by the Company on its control systems and the training of personnel to maintain high food quality and good service. The Company believes that its KFC and Taco Bell restaurants are competitive with other quick service restaurants on the basis of the important competitive factors in the restaurant business which include primarily restaurant location, product price, quality and differentiation; and restaurant and employee appearance.

         SUPPLIERS. The Company has been able to obtain sufficient supplies to carry on its business and believes it will be able to do so in the future, however, one of the Company's primary suppliers has recently entered Chapter 11 bankruptcy which may negatively impact the Company in terms of product pricing and product availability.

         GROWTH. On July 14, 1999 the Company acquired the assets of 54 existing KFC and Taco Bell restaurants and the land and building of a non-operating KFC restaurant from various subsidiaries of Tricon Global Restaurants, Inc. See Note 2 to the consolidated financial statements for further details. As part of this acquisition, the Company was granted the rights to develop 20 KFC, Taco Bell or KFC/Taco Bell "2n1" restaurants in specific geographic areas. Under the agreement, five restaurants are required to be developed each year over a four year period. Also, during fiscal 2000, the Company acquired two KFC restaurants in the Erie, PA market area and completed construction of restaurants in Calcutta, OH and Troy, IL. On December 9, 1999 the Company sold four of the remaining five former East Side Mario's restaurant locations to Steak & Ale, a division of Metromedia Restaurants Group, and is marketing the remaining location, which is no longer in operation, with the expectation of selling this location early in fiscal year 2001. See Note 3 to the consolidated financial statements for further details. During fiscal 1999, the Company completed construction of a new KFC restaurant in Boardman, OH and acquired four KFC restaurants in the Erie, PA market area, two KFC restaurants in the Jamestown, NY area and two KFC restaurants in the St. Louis market area. During fiscal 1999, the Company also ceased operations at its East Side Mario's restaurant in Mayfield

                              MORGAN'S FOODS, INC.

Heights, OH and liquidated its leasehold interest subsequent to the end of the fiscal year. During fiscal 1998, the Company completed the construction of a new KFC restaurant on leased land in Greensburg, PA and completed the rebuilding of a KFC restaurant in the St. Louis market area.

         EMPLOYEES. As of May 25, 2000, the Company employed approximately 2,053 persons, including 53 administrative and 195 managerial employees. The balance are hourly employees, most of whom are part-time. None of the restaurant employees are represented by a labor union. The Company considers its employee relations to be satisfactory.


ITEM 2.  PROPERTIES.

         The Company leases approximately 6,071 square feet of space for its headquarters in Cleveland, Ohio. The lease expires February 28, 2002 and the rent under the current term is $7,993 per month. The lease also contains a renewal option of five years, which may be exercised by the Company. The Company also leases space for a regional office in Youngstown, OH, which is used to assist in the operation of the KFC and Taco Bell restaurants.

         Of the 106 KFC and Taco Bell restaurants, the Company owns the land and building for 56 locations, owns the building and leases the land for 21 locations and leases the land and building for 29 locations. 51 of the owned properties are subject to mortgages. Remaining lease terms (including renewal options) range from 1 to 27 years and average approximately 15 years. These leases generally require the Company to pay taxes and utilities, to maintain casualty and liability insurance, and to keep the property in good repair. The Company pays annual rental for each leased KFC or Taco Bell restaurant in amounts ranging from $11,000 to $79,000. In addition, 18 of these leases require payment of additional rentals based on a percentage of gross sales in excess of certain base amounts. Sales for nine KFC and Taco Bell restaurants exceeded the respective base amounts in fiscal 2000.

         The Company believes that its restaurants are generally efficient, well equipped and maintained and in good condition.


ITEM 3.  LEGAL PROCEEDINGS.

         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to security holders for a vote during the last quarter of the Company's fiscal year ended February 27, 2000.

                              MORGAN'S FOODS, INC.

EXECUTIVE OFFICERS OF THE COMPANY


         The Executive Officers and other Officers of the Company are as follows:


                                                           POSITION WITH
       NAME                             AGE                   REGISTRANT                  OFFICER SINCE
--------------------               ------------         ------------------------          --------------
EXECUTIVE OFFICERS:

Leonard Stein-Sapir                      61              Chairman of the Board            April 1989
                                                         and Chief Executive
                                                         Officer

James J. Liguori                         51              President and Chief              June 1979
                                                         Operating Officer

Kenneth L. Hignett                       53              Senior Vice President-           May 1989
                                                         Chief Financial Officer
                                                         & Secretary

OTHER OFFICERS:

Barton J. Craig                          51              Senior Vice President -          January 1994
                                                         General Counsel

Vincent J. Oddi                          57              Vice President-                  September 1979
                                                         Restaurant Development

Ramesh J. Gursahaney                     51              Vice President-                  January 1991
                                                         Operations Services


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

                                                          PRICE RANGE
                                                       HIGH       LOW
                                                       ----------------
YEAR ENDED FEBRUARY 27, 2000:
                    1st Quarter ...................... $5 1/2   $2 5/8
                    2nd Quarter ......................  4 3/4    3 1/8
                    3rd Quarter ......................  3 7/8    2 7/8
                    4th Quarter ......................  3 3/4    2 5/8

YEAR ENDED FEBRUARY 28, 1999:
                    1st Quarter ...................... $3 5/8   $2 1/8
                    2nd Quarter ......................  2 13/16  2
                    3rd Quarter ......................  2 3/8    2
                    4th Quarter ......................  2 3/4    2

         As of May 10, 2000, the Company had approximately 1,020 shareholders of record. The Company has paid no dividends since fiscal 1975.

                              MORGAN'S FOODS, INC.

ITEM 6.  SELECTED FINANCIAL DATA.

         The following selected financial information for each of the five fiscal years in the period ended February 27, 2000, is derived from, and qualified in its entirety by, the consolidated financial statements of the Company. The following selected financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the notes thereto included elsewhere in this Report.

                                 Dollars in thousands except per share amounts.

                                                                               YEARS ENDED
                                            ------------------------------------------------------------------------------
                                              FEBRUARY 27,   FEBRUARY 28,        MARCH 1,       MARCH 2,        MARCH 3,
                                                 2000           1999              1998            1997            1996
                                            --------------   -------------      --------       ----------      -----------

Revenues.................................       $65,660         $33,040         $29,913          $28,533          $30,775
Cost of sales:
  Food, paper and beverage...............        19,955          10,510           9,600            9,259           10,138
  Labor and benefits.....................        16,978           7,894           7,285            6,503            7,327
Restaurant operating expenses............        17,577           8,486           7,800            7,663            8,527
Depreciation and amortization............         2,778           1,389           1,282            1,227            1,338
Asset impairments........................          -              -                -               1,239             -
General and administrative
 expenses................................         4,420           2,810           2,668            2,513            2,679
(Gain) loss on sale or disposal
 of restaurant assets....................           213              11              98              248           (1,681)
                                               --------       ---------       ---------        ---------        ---------
Operating income (loss)..................         3,739           1,940           1,180             (119)           2,477
Income (loss) from
 continuing operations before
 extraordinary items....................            283             913             323             (768)           1,824
Extraordinary loss on early
 extinguishment of debt (2)..............          -               (287)           -               -                 -
Loss from discontinued
 operations (3)..........................          (629)         (1,634)         (1,251)          (3,237)            (698)
                                                -------       ---------       ---------        ---------        ---------
Net income (loss)........................          (346)         (1,008)           (928)          (4,005)           1,126
Income (loss) per common share (1):
  Income (loss) from
    continuing operations................           .10             .31             .11             (.27)             .61
  Loss on early extinguishment
    of debt..............................           -              (.10)            -               -                 -
  Loss from discontinued operations......          (.22)           (.56)           (.42)           (1.10)            (.23)
                                               --------       ---------       ----------       ----------       ---------
  Net income (loss)......................          (.12)           (.35)           (.31)           (1.37)             .38
Working capital (deficiency).............        (4,228)         (2,182)         (2,046)            (884)            (562)
Total assets.............................        62,188          24,011          20,110           19,312           22,034
Long-term debt...........................        49,968          13,094           7,815            6,474            5,448
Long-term capital lease
 obligations.............................           745           4,244           5,019            4,847            5,062

Shareholders' equity.....................           930           1,248           2,256            3,300            7,378

         (1) Computed based upon the weighted average number of common and common equivalent shares outstanding during each year, which were 2,912,894 in 2000, 2,910,839 in 1999, 2,936,877 in 1998, 2,967,574 in 1997 and 2,969,355 in
1996.

         (2) Prepayment penalty, write off of deferred financing and early buy-out of capitalized leases costs related to early extinguishment of debt.

         (3) The results of operations of the former East Side Mario's restaurant segment.

                              MORGAN'S FOODS, INC.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         RESULTS OF OPERATIONS. During fiscal 1998 through 2000 the Company operated Kentucky Fried Chicken ("KFC") franchised restaurants, of which several also offer Taco Bell products, in the states of Illinois, Missouri, Ohio, Pennsylvania, West Virginia and New York. On July 14, 1999 the Company acquired 12 stand alone Taco Bell units in the state of Pennsylvania. The average number of KFC and Taco Bell restaurants in operation during fiscal 2000 was 77 compared to 44 during fiscal 1999 and 39 during fiscal 1998. During fiscal 2000, the Company acquired 56 restaurants and built two restaurants. During fiscal 1999, the Company acquired eight KFC restaurants and opened one new KFC restaurant.

         REVENUES. Revenue was $65,660,000 in fiscal 2000 an increase of $32,620,000 or 98.7% compared to an increase of $3,127,000 or 10.5% in fiscal 1999.

         The 98.7% increase in restaurant revenues during fiscal 2000 was the result of a 5.1% decrease in comparable KFC revenues and $34,577,000 in revenues generated by the 56 KFC's and Taco Bell's which were acquired and the two new KFC's which were built during fiscal 2000. The decline in comparable restaurant revenues was a result of several very effective promotions in the prior year and a somewhat ineffective chicken sandwich promotion in the current year which also decreased chicken on the bone sales. The 10.5% increase in revenue during fiscal 1999 was due to the combination of several factors. First, sales in the comparable KFC restaurants increased 1.0%. Second, $2,569,000 in revenues was generated by eight KFC's which were acquired and one new KFC which was built during fiscal 1999. The 4.8% increase in revenue during fiscal 1998 was due to the combination of several factors. First, sales in the comparable restaurants increased 1.8% primarily due to the addition of Taco Bell products. Second, two KFC restaurants which were acquired just prior to the beginning of fiscal 1998 and the new KFC that opened during the year accounted for an increase of $1,735,000. This increase was partially offset by three closed KFC restaurants in the St. Louis market which caused a decline of $738,000 in sales. Revenues for the comparable KFC restaurants were flat during fiscal 1998 compared to the prior year primarily because fiscal 1997 revenues were extremely strong and many of the Company's KFC restaurants were closed for short periods of time during the fiscal 1998 year to facilitate remodeling and image enhancements.

         Revenues for the 16 weeks ended February 27, 2000 were $23,474,000, an increase of $13,494,000 from the 16 weeks ended February 28, 1999. Restaurant revenues increased $13,494,000 to $23,474,000 in the fiscal 2000 quarter compared to the fiscal 1999 quarter due to a comparable restaurant decrease of 5.0% and the addition of 56 new restaurants, one of which was added during the fiscal fourth quarter. The reasons for these changes are the same as mentioned above in the full year comparisons.

         COST OF SALES - FOOD, PAPER AND BEVERAGE. Food, paper and beverage costs were $19,955,000 or 30.4% of sales in fiscal 2000 compared to $10,510,000 or 31.8% of sales in fiscal 1999. Food, paper and beverage costs declined by 1.4% of sales due to efficiencies from higher average restaurant volumes in the acquired and newly built restaurants, the continuation of low chicken prices and favorable contract pricing. Food, paper and beverage costs were $10,510,000 or 31.8% of sales in fiscal 1999 compared to $9,600,000 or

                              MORGAN'S FOODS, INC.

32.1% of sales in fiscal 1998. Food, paper and beverage costs declined by .3% of sales in the KFC's due to efficiencies from higher volumes and the continuation of low chicken prices.

         For the fourth quarter of fiscal 2000, food, paper and beverage costs decreased as a percentage of sales to 30.9% from 32.1% in fiscal 1999. Food, paper and beverage cost decreased 1.2% of sales due to the reasons discussed above in the full year comparison.

         COST OF SALES - LABOR AND BENEFITS. Labor and benefits increased to 25.9% of sales or $16,978,000 in fiscal 2000 from 23.9% of sales or $7,894,000 in fiscal 1999. The increase was primarily due to higher labor costs in the newly acquired restaurants caused by the reorganization and training necessary to assimilate the new restaurants into the operations of the Company. Labor and benefit costs in fiscal 1999 decreased to 23.9% of sales or $7,894,000 compared to 24.35% of sales or $7,285,000 in fiscal 1998 due to reduced workers compensation costs.

         Labor and benefit costs for the fourth quarter decreased to 26.7% of sales or $6,270,000 compared to 24.7% of sales or $2,464,000 in fiscal 1999. This increase was a result of the reasons discussed above in the full year comparison.

         RESTAURANT OPERATING EXPENSES. Restaurant operating expenses in fiscal 2000 increased to 26.8% of sales or $17,577,000 compared to 25.7% of sales or $8,486,000 in the prior year. This was caused by increased advertising expenses as a result of the introduction and promotion of five new sandwiches during the fiscal 2000 third quarter and fourth quarter and also some of the newly acquired restaurants having a higher local advertising co-op expense than the Company's average for its previously existing restaurants. Restaurant operating expenses in fiscal 1999 declined slightly to $8,486,000 or 25.7% of revenue from $7,800,000 or 26.1% of revenue in fiscal 1998 due to increased average sales volumes.

         Restaurant operating expenses for the fourth quarter of fiscal 2000 decreased to 26.9% of sales or $6,314,000 from 27.0% of sales or $2,692,000 in the year earlier quarter. As a percentage of sales, these expenses were above average in the fourth quarter of fiscal 2000 and 1999 due to the reasons mentioned above for the current year and an ineffective Star Wars promotion in the prior year.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization in fiscal 2000 increased to $2,778,000 from $1,389,000 in fiscal 1999. This increase resulted from the Company's restaurant acquisitions and newly built restaurants. Amortization for fiscal 2000 increased to $520,000 from $191,000 in the prior year due to increased balances for franchise fees and deferred financing costs. Depreciation and amortization in fiscal 1999 increased slightly to $1,389,000 from $1,282,000 in fiscal 1998. Amortization increased to $191,000 in fiscal 1999 from $130,000 in fiscal 1998 primarily due to the write off of goodwill in the fourth quarter of fiscal 1998.

                              MORGAN'S FOODS, INC.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $4,420,000 in fiscal 2000 from $2,810,000 in fiscal 1999. The increase of $1,610,000 was mainly the result of adding costs and resources to support 56 additional restaurants. The incremental general and administrative expenses incurred as a result of acquiring these 56 restaurants was $1,460,000 or 4.5% of the related sales. General and administrative expenses increased to $2,810,000 in fiscal 1999 from $2,668,000 in fiscal 1998. The increase of $142,000 was the result of adding a KFC market manager to keep pace with the KFC expansion and higher training costs due to KFC acquisitions.

         GAIN (LOSS) ON SALE OF RESTAURANT ASSETS. In fiscal 2000, the Company recorded losses of $213,000 for the disposal of equipment related to several KFC restaurant image enhancements and the closedown of one KFC. In fiscal 1999, the Company recorded losses of $11,000 related to the disposal of equipment during several image enhancements.

         OPERATING INCOME (LOSS). Operating income in fiscal 2000 increased $1,799,000 to $3,739,000 from $1,940,000 in fiscal 1999. This increase was a result of operating an additional 56 restaurants. Operating income in fiscal 1999 was $1,940,000 compared to an operating income of $1,180,000 in fiscal 1998. This increase was the result of expansion of the KFC restaurants.

         INTEREST EXPENSE AND OTHER INCOME. Interest expense from bank debt and notes payable increased to $3,481,000 in fiscal 2000 from $992,000 in fiscal 1999. This increase is due to increased borrowings to fund the acquisition and expansion of KFC and Taco Bell restaurants. The Company acquired 54 KFC and Taco Bell restaurants from the franchisor, acquired two restaurants from a franchisee and built two new KFC restaurants during fiscal 2000. Interest expense from capitalized lease debt remained constant at $92,000 in fiscal 2000. Interest expense from bank debt and notes payable increased to $992,000 in fiscal 1999 compared to $836,000 in fiscal 1998. Interest on capitalized lease debt, was $92,000 in fiscal 1999, compared to $61,000 in fiscal 1998. This increase was a result of fact that the capital leases entered into in 1998 incurred a full year of interest in 1999.

         EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT. During fiscal 1999, the Company paid $4,899,000 of 15 year maturity, fixed rate debt, carrying an interest rate of approximately 10.0%, which was originally incurred in the third quarter of fiscal 1996, in advance of its scheduled maturity. This prepayment was funded by borrowing $6,762,000 of 20 year maturity, fixed rate debt carrying an interest rate of approximately 8.7%. The Company paid prepayment penalties of $98,000, wrote off $140,000 of deferred financing costs related to this transaction and incurred a loss of $49,000 on the early buy out of capitalized leases covering equipment at three of the locations. This transaction is more fully described in Note 4 to the consolidated financial statements.

         DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE. On September 3, 1999, Management made the decision to discontinue the operation of its East Side Mario's restaurant segment. On December 9, 1999 the Company sold four of the remaining five former East Side Mario's restaurant locations, to Steak & Ale, a division of Metromedia Restaurant Group, and is marketing the remaining location, which it closed, with the

                              MORGAN'S FOODS, INC.

expectation of selling this location early in fiscal year 2001. The cash received as a result of this transaction of $3,867,000 was used to pay off the capital lease obligations and other expenses of the transaction. Certain assets of the East Side Mario's operations are shown in the Consolidated Balance Sheet as "Assets held for sale". The results of operations of the discontinued segment are shown in the Consolidated Statements of Operations as "Loss from discontinued operations". There is no tax effect of the loss. The Company believes there will not be significant gain or loss on disposal of the remaining assets.

         LIQUIDITY AND CAPITAL RESOURCES. The Company, like others in the restaurant industry, operates on minimal working capital and relies on cash flow from operations, debt borrowings and lease financing for the construction and refurbishment of restaurant properties and repayment of debt. Cash flow activity for fiscal 2000, 1999 and 1998 is presented in the Consolidated Statements of Cash Flows.

         Capital expenditures for fiscal 2000 were $41,279,000, substantially all of which related to KFC and Taco Bell restaurants. In fiscal 2000, the Company received $39,133,000 in mortgage financing for the construction of two new KFC restaurants and the acquisition of 54 existing KFC and Taco Bell restaurants. The Company made principal payments on long-term debt of $1,074,000 in fiscal 2000.

         The KFC operations of the Company have historically provided sufficient cash flow to service the Company's debt, refurbish and upgrade restaurant properties and cover administrative overhead. Management believes that operating cash flow will provide sufficient capital to continue to operate and maintain the KFC and Taco Bell restaurants, service the Company's debt and support required corporate expenses. In addition to the Company's operating cash flow, management believes that additional financing, including long-term leases of build-to-suit restaurants, development lines of credit and sale/leaseback arrangements can be obtained to refurbish and acquire KFC and Taco Bell restaurants.

         Certain of the Company's debt arrangements require the maintenance of consolidated fixed charge coverage ratio of 1.2 to 1 and individual restaurant coverage ratios of 1.4 to 1. The Company is not currently in full compliance with maintaining the required individual restaurant coverage ratios but was able to obtain a waiver of these violations from the applicable lender.

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

         The Company has been financing the expansion and image enhancement of its restaurants primarily through the use of fixed rate long-term debt on which the rate is fixed at the time of funding. At February 27, 2000 there was $51,730,000 of such debt outstanding at rates ranging from 8.3% to 10.6%. The Company's market risk exposure is primarily due to possible fluctuations in interest rates as they relate to future borrowings. The Company has evaluated the potential effect of a 1.0% increase in these rates on future capital spending plans and believes that there would be no material effect. The Company does not enter into derivative financial investments for trading or speculation purposes. As a result, the Company believes that its market risk exposure is not material to the Company's financial position, liquidity or results of operations.

                              MORGAN'S FOODS, INC.

         The Company will commit approximately $2,160,000 to image enhancements and expansions of existing KFC restaurants, $960,000 to add a concept to three existing restaurants, $1,880,000 to build two new restaurants and $880,000 to relocate an existing restaurant during fiscal 2001, for which financing is not yet committed. At a minimum, in fiscal years 2002 through 2004 the Company will commit approximately $10,760,000 in order to fulfill the terms of the development agreement with Tricon Global Restaurants, Inc.

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

         YEAR 2000 COMPLIANCE. All of the Company's business application software systems were year 2000 compliant by December 1999. The Company has not experienced any disruptions related to year 2000.

         NEW ACCOUNTING STANDARD. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company has not yet completed its analysis of SFAS No. 133 and accordingly has not yet determined what effect, if any, it may have on future financial statements.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Information required by this item is included under "Liquidity and Capital Resources".


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

                                      None.

                              MORGAN'S FOODS, INC.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information on Directors of the Company is incorporated herein by reference to the definitive Proxy Statement to security holders for the 2000 annual meeting to be filed with the Securities and Exchange Commission on or before June 23, 2000.

         Information regarding the Executive Officers of the Company is reported in a separate section captioned "Executive Officers of the Company" included in
Part I hereof.


ITEM 11. EXECUTIVE COMPENSATION.

         Information on executive compensation is incorporated herein by reference to the definitive Proxy Statement to security holders for the 2000 annual meeting to be filed with the Securities and Exchange Commission on or before June 23, 2000.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Information on security ownership of certain beneficial owners, officers and directors is incorporated herein by reference to the definitive Proxy Statement to security holders for the 2000 annual meeting to be filed with the Securities and Exchange Commission on or before June 23, 2000.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information on certain relationships and related transactions is incorporated herein by reference to the definitive Proxy Statement to security holders for the 2000 annual meeting to be filed with the Securities and Exchange Commission on or before June 23, 2000.

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

                              MORGAN'S FOODS, INC.
                        INDEX TO FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULES
                               ITEM 14 (a) 1 AND 2



                                                                                                              PAGE
ITEM 14 (a) 1                                                                                               REFERENCE
-------------                                                                                               ---------

Independent Auditors' Report..................................................                                  16

Consolidated Balance Sheets
  at February 27, 2000 and February 28, 1999..................................                                  17

Consolidated Statements of Operations
  for the years ended February 27, 2000, February 28, 1999 and March 1, 1998..                                  18

Consolidated Statements of Shareholders' Equity
  for the years ended February 27, 2000, February 28, 1999 and March 1, 1998..                                  19

Consolidated Statements of Cash Flows
  for the years ended February 27, 2000, February 28, 1999 and March 1, 1998..                                  20

Notes to Consolidated Financial Statements....................................                                  21


ITEM 14 (a) 2
-------------

         All schedules normally required by Form 10-K are not required under the related instructions or are inapplicable, and therefore are not presented.

INDEPENDENT AUDITORS' REPORT










To the Board of Directors and Shareholders
Morgan's Foods, Inc.
Cleveland, Ohio

We have audited the accompanying consolidated balance sheets of Morgan's Foods, Inc. and subsidiaries as of February 27, 2000 and February 28, 1999 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended February 27, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Morgan's Foods, Inc. and subsidiaries at February 27, 2000 and February 28, 1999 and the results of their operations and their cash flows for each of the three years in the period ended February 27, 2000 in conformity with accounting principles generally accepted in the United States of America.




/s/ Deloitte & Touche LLP
Cleveland, Ohio
May 19, 2000

                              MORGAN'S FOODS, INC.
                           CONSOLIDATED BALANCE SHEETS
                     FEBRUARY 27, 2000 AND FEBRUARY 28, 1999


ASSETS
                                                                  2000            1999
                                                              ------------    ------------
 Current assets:
  Cash and equivalents ....................................   $  4,612,000    $  2,655,000
  Receivables .............................................        112,000          38,000
  Inventories .............................................        583,000         332,000
  Prepaid expenses ........................................        357,000         218,000
  Assets held for sale (Note 3) ...........................        653,000            --
                                                              ------------    ------------
                                                                 6,317,000       3,243,000

 Property and equipment (Notes 7 and 8):
  Land ....................................................     10,861,000       3,379,000
  Buildings and improvements ..............................     16,560,000       9,433,000
  Property under capital leases ...........................      1,171,000       5,089,000
  Leasehold improvements ..................................      6,837,000       3,578,000
  Equipment, furniture and fixtures .......................     17,158,000       9,915,000
  Construction in progress ................................        425,000         344,000
                                                              ------------    ------------
                                                                53,012,000      31,738,000
 Less accumulated depreciation and amortization ...........     12,179,000      13,346,000
                                                              ------------    ------------
                                                                40,833,000      18,392,000
 Other assets .............................................      1,748,000       1,167,000
 Franchise agreements .....................................      2,242,000         609,000
 Deferred taxes (Note 10) .................................        600,000         600,000
 Acquired franchise rights ................................     10,448,000            --
                                                              ------------    ------------
                                                              $ 62,188,000    $ 24,011,000
                                                              ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

 Current liabilities:
  Current maturities of long-term debt (Note 7) ...........   $  1,762,000    $    577,000
  Current maturities of capital lease obligations (Note 8)         969,000         453,000
  Accounts payable ........................................      4,089,000       2,066,000
  Accrued liabilities (Note 6) ............................      3,725,000       2,329,000
                                                              ------------    ------------
                                                                10,545,000       5,425,000

 Long-term debt (Notes 4 and 7) ...........................     49,968,000      13,094,000
 Long-term capital lease obligations (Note 8) .............        745,000       4,244,000

 Commitments and contingencies (Notes 6, 7 and 8)

SHAREHOLDERS' EQUITY

 Preferred shares, 1,000,000 shares authorized,
   no shares outstanding
 Common Stock:
   Authorized shares - 25,000,000
   Issued shares - 2,969,405 ..............................         30,000          30,000
   Treasury shares - 46,678 in 2000 and 58,566 in 1999 ....       (111,000)       (139,000)
 Capital in excess of stated value ........................     28,875,000      28,875,000
 Accumulated deficit ......................................    (27,864,000)    (27,518,000)
                                                              ------------    ------------
 Total shareholders' equity ...............................        930,000       1,248,000
                                                              ------------    ------------
                                                              $ 62,188,000    $ 24,011,000
                                                              ============    ============

                 See notes to consolidated financial statements.

                              MORGAN'S FOODS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
       YEARS ENDED FEBRUARY 27, 2000, FEBRUARY 28, 1999 AND MARCH 1, 1998


                                                   2000           1999            1998
                                              ------------    ------------    ------------

Revenues ..................................   $ 65,660,000    $ 33,040,000    $ 29,913,000

Cost of sales:
  Food, paper and beverage ................     19,955,000      10,510,000       9,600,000
  Labor and benefits ......................     16,978,000       7,894,000       7,285,000
Restaurant operating expenses .............     17,577,000       8,486,000       7,800,000
Depreciation and amortization .............      2,778,000       1,389,000       1,282,000
General and administrative expenses .......      4,420,000       2,810,000       2,668,000
Loss on sale or disposal
 of restaurant assets (Note 5) ............        213,000          11,000          98,000
                                              ------------    ------------    ------------
Operating income ..........................      3,739,000       1,940,000       1,180,000
Interest expense:
  Bank debt and notes payable .............     (3,481,000)       (992,000)       (836,000)
  Capital leases ..........................        (92,000)        (92,000)        (61,000)
Other income and expense, net .............        121,000          77,000          54,000
                                              ------------    ------------    ------------
Income from continuing operations before
  income taxes and extraordinary item .....        287,000         933,000         337,000
Provision for income taxes (Note 10) ......          4,000          20,000          14,000
                                              ------------    ------------    ------------
Income from continuing operations
 before extraordinary items ...............        283,000         913,000         323,000
Extraordinary loss on early
 extinguishment of debt (Note 4) ..........           --          (287,000)           --
Loss from discontinued operations (Note 3)        (629,000)     (1,634,000)     (1,251,000)
                                              ------------    ------------    ------------
Net loss ..................................   $   (346,000)   $ (1,008,000)   $   (928,000)
                                              ============    ============    ============
Income (loss) per common share:
  Income from continuing operations .......   $        .10    $        .31    $        .11
  Loss on early extinguishment of debt ....           --              (.10)           --
  Loss from discontinued operations .......           (.22)           (.56)           (.42)
                                              ------------    ------------    ------------
  Net loss per share ......................   $       (.12)   $       (.35)   $       (.31)
                                              ============    ============    ============


                 See notes to consolidated financial statements.

                              MORGAN'S FOODS, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
       YEARS ENDED FEBRUARY 27, 2000, FEBRUARY 28, 1999 AND MARCH 1, 1998



                                       COMMON SHARES                 TREASURY SHARES          CAPITAL IN
                               ---------------------------   ----------------------------      EXCESS OF     ACCUMULATED
                                  SHARES          AMOUNT          SHARES        AMOUNT       STATED VALUE      DEFICIT
                               ------------   ------------   ------------    ------------    ------------   ------------
Balance, March 2, 1997 .....      2,969,405   $     30,000         (8,333)   $    (23,000)   $ 28,875,000   $(25,582,000)
Net loss ...................           --             --             --              --              --         (928,000)
Purchase of treasury shares            --             --          (50,233)       (116,000)           --             --
                               ------------   ------------   ------------    ------------    ------------   ------------
Balance, March 1, 1998 .....      2,969,405         30,000        (58,566)       (139,000)     28,875,000    (26,510,000)
Net loss ...................           --             --             --              --              --       (1,008,000)
                               ------------   ------------   ------------    ------------    ------------   ------------
Balance, February 28, 1999 .      2,969,405         30,000        (58,566)       (139,000)     28,875,000    (27,518,000)
Net loss ...................           --             --             --              --              --         (346,000)
Issue of treasury shares for
 401(k) contributions ......           --             --           11,888          28,000            --             --
                               ------------   ------------   ------------    ------------    ------------   ------------
Balance, February 27, 2000 .      2,969,405   $     30,000        (46,678)   $   (111,000)   $ 28,875,000   $(27,864,000)
                               ============   ============   ============    ============    ============   ============

                                  TOTAL
                               SHAREHOLDERS'
                                  EQUITY
                               ------------
Balance, March 2, 1997 .....   $  3,300,000
Net loss ...................       (928,000)
Purchase of treasury shares        (116,000)
                               ------------
Balance, March 1, 1998 .....      2,256,000
Net loss ...................     (1,008,000)
                               ------------
Balance, February 28, 1999 .      1,248,000
Net loss ...................       (346,000)
Issue of treasury shares for
 401(k) contributions ......         28,000
                               ------------
Balance, February 27, 2000 .   $    930,000
                               ============




                 See notes to consolidated financial statements.

                              MORGAN'S FOODS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
       YEARS ENDED FEBRUARY 27, 2000, FEBRUARY 28, 1999 AND MARCH 1, 1998


                                                     2000            1999            1998
                                                ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ..................................   $   (346,000)   $ (1,008,000)   $   (928,000)
  Adjustments to reconcile to net cash
   provided by operating activities:
    Depreciation and amortization ...........      2,778,000       1,948,000       1,840,000
    Loss on sale or disposal
     of restaurant assets ...................        213,000          11,000          98,000
    Changes in assets and liabilities:
     Decrease (Increase) in receivables .....        (74,000)         36,000          38,000
     Increase in inventories ................       (251,000)         (7,000)        (32,000)
     Decrease (Increase) in prepaid expenses        (139,000)        (69,000)         34,000
     Increase in other assets ...............       (820,000)       (203,000)        (91,000)
     Increase in accounts payable ...........      2,023,000          96,000          55,000
     Increase (Decrease) in accrued
      liabilities ...........................      1,344,000         344,000         (60,000)
                                                ------------    ------------    ------------
  Net cash provided by operating activities .      4,728,000       1,148,000         954,000
                                                ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of restaurant assets ...      3,745,000            --            15,000
  Capital expenditures ......................    (28,784,000)     (5,166,000)     (3,074,000)
  Purchase of franchise agreements and
   acquired franchise rights ................    (12,495,000)       (213,000)           --
  Proceeds from sale of liquor licenses .....        122,000            --              --
  Proceeds from sale and maturity
   of marketable securities .................           --           102,000          96,000
                                                ------------    ------------    ------------
  Net cash used in investing activities .....    (37,412,000)     (5,277,000)     (2,963,000)
                                                ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt,
   net of financing costs ...................     39,133,000      10,769,000       1,651,000
  Principal payments on long-term debt ......     (1,074,000)       (577,000)       (490,000)
  Principal payments on capital
   lease obligations ........................       (347,000)       (825,000)       (431,000)
  Bank debt repayment in advance of
   scheduled maturities .....................           --        (4,899,000)           --
  Payments on capital lease obligations in
   advance of scheduled maturity ............     (3,071,000)           --              --
  Proceeds from sale/leaseback transactions .           --              --           698,000
  Purchase of treasury shares ...............           --              --          (116,000)
                                                ------------    ------------    ------------
  Net cash provided by
   financing activities .....................     34,641,000       4,468,000       1,312,000
                                                ------------    ------------    ------------
  Net change in cash and equivalents ........      1,957,000         339,000        (697,000)
  Cash and equivalents, beginning balance ...      2,655,000       2,316,000       3,013,000
                                                ------------    ------------    ------------
  Cash and equivalents, ending balance ......   $  4,612,000    $  2,655,000    $  2,316,000
                                                ============    ============    ============
  Noncash investing and financing activities:
   Franchise fees and capital leases ........   $    435,000    $       --      $    418,000
                                                ============    ============    ============


                 See notes to consolidated financial statements.

                              MORGAN'S FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FEBRUARY 27, 2000, FEBRUARY 28, 1999 AND MARCH 1, 1998


NOTE 1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

         DESCRIPTION OF BUSINESS. Morgan's Foods, Inc. and its subsidiaries ("The Company") operates 95 Kentucky Fried Chicken ("KFC") restaurants, of which 16 also offer Taco Bell products, in the states of Illinois, Missouri, Ohio, Pennsylvania, West Virginia and New York. The Company also operates 11 Taco Bell restaurants. The Company formerly operated five East Side Mario's ("ESM") restaurants. The Company's fiscal year is a 52-53 week year ending on the Sunday nearest the last day of February.

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

         PROPERTY AND EQUIPMENT. Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets as follows: buildings and improvements - 3 to 20 years; equipment, furniture and fixtures - 7 to 10 years. Leasehold improvements are amortized over 3 to 15 years, which is the shorter of the life of the asset or life of the lease. The asset values of the capitalized leases are amortized using the straight-line method over the lives of the respective leases which range from 15 to 20 years.

         Management evaluates the net carrying value of property and equipment periodically in light of both the estimated future cash flows resulting from the use of the assets as well as the estimated liquidation value of such assets. Management believes the carrying value of property and equipment at February 27, 2000 will be recovered from future cash flows.

         DEFERRED FINANCING COSTS. Costs related to the acquisition of long-term debt are capitalized and expensed as interest over the term of the related debt. Amortization expense was $106,000, $34,000 and $29,000 for fiscal years 2000, 1999 and 1998. The balance of deferred financing costs was $1,482,000 for fiscal 2000 and $500,000 for fiscal 1999.

                              MORGAN'S FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FEBRUARY 27, 2000, FEBRUARY 28, 1999 AND MARCH 1, 1998


         FRANCHISE AGREEMENTS. Franchise agreements are recorded at cost. Amortization is computed on the straight-line method over the term of the franchise agreement. The Company's franchise agreements are predominantly 20 years in length. Amortization expense was $100,000, $43,000 and $29,000 for fiscal years 2000, 1999 and 1998. Accumulated amortization was $151,000 for fiscal 2000 and $104,000 for fiscal 1999, respectively.

         ACQUIRED FRANCHISE RIGHTS. Acquired Franchise Rights (excess of purchase price over net tangible assets acquired) are amortized over the life of the franchise agreement on a straight-line basis. Amortization expense was $314,000 for fiscal 2000. Management evaluates the carrying amount of acquired franchise rights periodically based upon past and projected cash flows from operations and the estimated fair value of related assets and believes the carrying value of the acquired franchise rights at February 27, 2000 will be recovered from future cash flows.

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

NOTE 2.  ACQUISITION OF KFC AND TACO BELL RESTAURANTS.

         On July 14, 1999 Morgan's Restaurants of Pennsylvania, Inc., Morgan's Restaurants of Ohio, Inc., Morgan's Restaurants of West Virginia, Inc. and Morgan's Foods of Missouri, Inc., all wholly owned subsidiaries of Morgan's Foods, Inc., acquired the assets of fifty-four (54) existing KFC and Taco Bell restaurants and the land and building of a non-operating KFC restaurant from various subsidiaries of Tricon Global Restaurants, Inc. for cash in the amount of $33,740,000. The acquisition was accounted for as a purchase and, accordingly, assets were recorded at fair value.

         The allocation of the purchase price is as follows:

                             Land                                                $  6,950,000
                             Buildings                                              6,475,000
                             Leasehold improvements                                 3,455,000
                             Equipment                                              4,550,000
                             Franchise agreements                                   1,615,000
                             Acquired franchise rights                             10,695,000
                                                                                 ------------
                                    Total                                        $ 33,740,000
                                                                                 ============

                              MORGAN'S FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FEBRUARY 27, 2000, FEBRUARY 28, 1999 AND MARCH 1, 1998


         The following pro forma results for the fifty-two weeks ended February 27, 2000 and February 28, 1999, were developed assuming that all of the acquired units previously described had been acquired at the beginning of the respective periods. The pro forma data shown below is not necessarily indicative of the consolidated results that would have occurred had the acquisition taken place at the beginning of the respective periods nor are they necessarily indicative of results that may occur in the future.

                                                                           PRO FORMA RESULTS (UNAUDITED)
                                                                    (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                                                                                FIFTY-TWO WEEKS ENDED
                                                                FEBRUARY 27, 2000                FEBRUARY 28, 1999
                                                                -----------------                -----------------

Total revenue.................................................          $84,709,000                      $75,745,000
Net loss from continuing operations...........................           (1,508,000)                      (1,614,000)
Net loss per share from
 continuing operations........................................                 (.49)                            (.55)

NOTE 3.  DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE.

         On December 9, 1999 the Company sold four of the remaining five former East Side Mario's restaurant locations, and is marketing the remaining location, which it closed, with the expectation of selling this location early in fiscal year 2001. The cash received as a result of this transaction of $3,867,000 was used to pay off the capital lease obligations and other expenses of the transaction. Certain assets of the East Side Mario's operations are shown in the Consolidated Balance Sheet as "Assets held for sale". The results of operations of the discontinued segment are shown in the Consolidated Statements of Operations as "Loss from discontinued operations". There is no tax effect of the loss. The Company believes there will not be significant gain or loss on disposal of the remaining assets. The East Side Mario's restaurants formerly operated by the Company began in March 1993 and encompassed six locations by April 1995. Comparable restaurant revenues for the East Side Mario's segment have declined since fiscal 1996 and the restaurant concept was not appropriately supported by the franchisor. The assets being held for sale and the related capitalized lease obligations have been classified as current assets and current liabilities respectively.

         The Consolidated Balance Sheets at February 27, 2000 and February 28, 1999, include assets and liabilities related to the East Side Mario's restaurants, which are being accounted for as a discontinued operation, the details of which are listed below:

                                                                          FEBRUARY 27, 2000           FEBRUARY 28, 1999
                                                                          -----------------           -----------------

Current assets..................................................           $       11,000               $      125,000
Assets held for sale............................................                  653,000                       -
Property and equipment, net.....................................                    -                        3,771,000
Other assets....................................................                    -                          579,000
                                                                           --------------               --------------
       Total assets.............................................                  664,000                    4,475,000
Current liabilities.............................................                1,236,000                    1,345,000
Capital lease obligations.......................................                    -                        3,821,000
                                                                           --------------               --------------
       Net liabilities..........................................           $     (572,000)              $     (691,000)
                                                                           ==============               ==============

                              MORGAN'S FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FEBRUARY 27, 2000, FEBRUARY 28, 1999 AND MARCH 1, 1998


         The results of operations for the East Side Mario's segment, reported separately as a loss from discontinued operations in the Consolidated Statement of Operations, are as follows:

                                                            FIFTY-TWO WEEKS ENDED
                                         FEBRUARY 27, 2000    FEBRUARY 28, 1999    MARCH 1, 1998
                                         -----------------    -----------------    -------------

Gross sales ........................        $ 4,726,000         $ 7,567,000         $ 8,955,000
                                            ===========         ===========         ===========
Loss from operations of discontinued
 East Side Mario's restaurants .....        $  (629,000)        $(1,634,000)        $(1,251,000)
                                            ===========         ===========         ===========

NOTE 4.  EARLY EXTINGUISHMENT OF DEBT.

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

NOTE 5.  DISPOSITION OF ASSETS.

         During fiscal 2000, 1999 and 1998, the Company recognized losses totaling $213,000, $11,000 and $98,000, respectively from the sale or disposal of restaurant assets and the closing of unprofitable restaurants. These restaurants did not have a material effect upon the Company's consolidated results of operations or financial position.

NOTE 6.  ACCRUED LIABILITIES.

         Accrued liabilities consist of the following at February 27, 2000 and February 28, 1999:

                                                2000              1999
                                             ----------        ----------

Accrued compensation ................        $1,226,000        $  738,000
Accrued taxes other than income taxes           721,000           411,000
Accrued liabilities related
 to sold restaurants ................           488,000           172,000
Accrued royalties and advertising ...              --             430,000
Other accrued expenses ..............         1,290,000           578,000
                                             ----------        ----------
                                             $3,725,000        $2,329,000
                                             ==========        ==========

                              MORGAN'S FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FEBRUARY 27, 2000, FEBRUARY 28, 1999 AND MARCH 1, 1998



NOTE 7.  LONG-TERM DEBT.

         Long-term debt consists of the following at February 27, 2000 and February 28, 1999:

                                                                                            2000               1999
                                                                                        -----------        -----------
Mortgage debt, monthly payments of $498,000 including interest at 8.3% to 10.6%, through 2020, collateralized by seventy-two restaurants having a
 net book value at February 27, 2000 of $22,600,000 ............................        $49,614,000        $13,144,000

Equipment loans, monthly payments of $37,000 including interest at 10.1% to
 11.0% through February 2007 collateralized by equipment at several KFC
 restaurants ...................................................................          2,049,000            314,000

Notes payable, monthly payments of $12,000
 including interest at 7.0% through June 2000 ..................................             49,000            190,000

Note payable, monthly payments of $9,100 including interest at 9.0% through
 October 1998 and thereafter $500 through October 2003 .........................             18,000             23,000
                                                                                        -----------        -----------
                                                                                         51,730,000         13,671,000
Less current maturities ........................................................          1,762,000            577,000
                                                                                        -----------        -----------
                                                                                        $49,968,000        $13,094,000
                                                                                        ===========        ===========

         Certain of the Company's debt arrangements require the maintenance of a consolidated fixed charge coverage ratio of 1.2 to 1.0 and individual restaurants coverage ratios of 1.4 to 1.0. The Company is currently not in full compliance with maintaining the required individual restaurant coverage ratios but was able to obtain a waiver of these violations from the applicable lender.

         The Company paid interest relating to long-term debt of approximately $3,481,000, $992,000 and $836,000 in fiscal 2000, 1999 and 1998, respectively.

                              MORGAN'S FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FEBRUARY 27, 2000, FEBRUARY 28, 1999 AND MARCH 1, 1998


NOTE 8.  LEASE OBLIGATIONS AND OTHER COMMITMENTS.

            Property under capital leases at February 27, 2000 and February 28, 1999 are as follows:

                                           2000              1999
                                     ----------        ----------

Leased property:
Buildings ...................        $  600,000        $3,720,000
Equipment, furniture
 and fixtures ...............           571,000         1,369,000
                                     ----------        ----------
Total .......................         1,171,000         5,089,000
Less accumulated amortization           354,000         1,946,000
                                     ----------        ----------
                                     $  817,000        $3,143,000
                                     ==========        ==========


            Amortization of leased property under capital leases was $119,000, $545,000 and $482,000 in fiscal 2000, 1999 and 1998, respectively.

            Related obligations under capital leases at February 27, 2000 and February 28, 1999 are as follows:

                                                   2000              1999
                                             ----------        ----------

Capital lease obligations ...........        $1,714,000        $4,697,000
Less current maturities .............           969,000           453,000
                                             ----------        ----------
Long-term capital lease obligations .        $  745,000        $4,244,000
                                             ==========        ==========

            The Company paid interest of approximately $92,000, $92,000 and $61,000 relating to capital lease obligations in fiscal 2000, 1999 and 1998, respectively.

            Future minimum rental payments to be made under capital leases at February 27, 2000, are as follows:

                          2001 .....................          $1,864,000
                          2002 .....................             165,000
                          2003 .....................             165,000
                          2004 .....................             157,000
                          2005 .....................              98,000
                          Later years ..............             714,000
                                                              -----------
                                                               3,163,000
                          Less amount representing
                          interest .................           1,449,000
                                                              ----------
                          Total obligations under
                          capital leases ...........          $1,714,000
                                                              ==========

                              MORGAN'S FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FEBRUARY 27, 2000, FEBRUARY 28, 1999 AND MARCH 1, 1998


         The Company's leases for restaurant land and buildings are noncancellable and expire on various dates through 2019. The leases have renewal options ranging from 1 to 26 years. Certain restaurant land and building leases require the payment of additional rent equal to an amount by which a percentage of annual sales exceeds annual minimum rentals. The interest rates on the leases range predominantly from 9.5% to 13.0%. Total contingent rentals were $82,000 $75,000 and $72,000 in fiscal 2000, 1999 and 1998, respectively. Future noncancellable minimum rental payments under operating leases at February 27, 2000, are as follows: 2001 - $3,630,000, 2002 - $1,901,000; 2003 - $1,722,000;
2004 - $1,635,000; 2005 - $1,429,000 and an aggregate $8,138,000 for the years thereafter. Rental expense for all operating leases was $1,824,000, $1,146,000 and $1,058,000 for fiscal 2000, 1999 and 1998, respectively.

         For KFC products, the Company is required to pay royalties of 4% of gross revenues and to expend an additional 5% of gross revenues on national and local advertising pursuant to its franchise agreements. For Taco Bell products in KFC/Taco "2n1" restaurants operated under license agreements from Taco Bell Corp. and franchise agreements from KFC Corporation the Company is required to pay royalties of 10% of Taco Bell gross revenues and to make advertising fund contributions of 1/2% of Taco Bell gross revenue. For Taco Bell product sales in Taco Bell restaurants operated under franchises the Company is required to pay royalties of 5.5% of gross revenues and to expend an additional 4.5% of gross revenues on national and local advertising.

         As part of the acquisition of the 54 restaurants from Tricon Global Restaurants, Inc., the Company signed an agreement which granted it the rights to develop 20 KFC, Taco Bell or KFC "2n1" restaurants in specific geographic areas. Under the agreement five restaurants are required to be developed each year over a four year period. As of February 27, 2000 the Company has developed two restaurants under this agreement. In fiscal years 2001 through 2004 the Company will commit approximately an additional $13,600,000 to complete its obligation under this agreement.

NOTE 9.  NET INCOME (LOSS) PER COMMON SHARE.

        All net income (loss) per common share amounts have been computed based on the weighted average number of common shares outstanding during each year which totaled 2,912,894, 2,910,839 and 2,936,877 for fiscal 2000, 1999 and 1998, respectively.

NOTE 10.  INCOME TAXES.

         The current provision for income taxes, which approximates tax payments, consists of state and local taxes of $4,000, $20,000 and $14,000 for fiscal 2000, 1999 and 1998, respectively. There was no deferred provision for income taxes during each of the fiscal years 2000, 1999 and 1998. There was no provision for income taxes from discontinued operations.

                              MORGAN'S FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FEBRUARY 27, 2000, FEBRUARY 28, 1999 AND MARCH 1, 1998


            A reconciliation between the provision for income taxes and income taxes calculated at the statutory tax rate of 35% is as follows:

                                          2000              1999              1998
                                     ---------         ---------         ---------
Tax provision (benefit) at
 statutory rate .............        $(119,000)        $(336,000)        $(320,000)
State and local taxes,
 net of federal benefit .....            3,000            13,000             9,000
Losses (income) and temporary
 differences with no
 tax benefit (expense) ......          108,000           338,000           321,000
Other .......................           12,000             5,000             4,000
                                     ---------         ---------         ---------
                                     $   4,000         $  20,000         $  14,000
                                     =========         =========         =========

         The components of deferred tax assets (liabilities) at February 27, 2000 and February 28, 1999 are as follows:

                                                      2000                1999
                                               -----------         -----------

Operating loss carryforwards ............      $ 4,539,000         $ 5,942,000
Tax credit carryforwards ................           56,000              93,000
Property and equipment ..................          897,000           1,134,000
Accrued expenses not currently deductible          393,000             355,000
Inventory valuation .....................            7,000               4,000
Intangible assets .......................          (60,000)               --
Deferred tax asset valuation adjustment .       (5,232,000)         (6,928,000)
                                               -----------         -----------
Net deferred tax asset ..................      $   600,000         $   600,000
                                               ===========         ===========

            The valuation allowance decreased $1,696,000 and $2,729,000 during fiscal 2000 and 1999, respectively and increased $296,000 during fiscal 1998.

            At February 27, 2000, the Company has net operating loss carryforwards which, if not utilized, will expire as follows:

                           2001 ...................              $ 4,044,000
                           2002 ...................                   16,000
                           2003 ...................                  116,000
                           2004 ...................                1,030,000
                           2005 ...................                2,376,000
                           2008 ...................                   90,000
                           2009 ...................                  987,000
                           2012 ...................                  744,000
                           2013 ...................                  728,000
                           2019...................                   268,000
                           2020...................                   948,000
                                                                 -----------
                           Total ..................              $11,347,000
                                                                 ===========

            The Company also has alternative minimum tax net operating loss carryforwards of $9,351,000 which will expire, if not utilized, in varying amounts through fiscal 2020. These carryforwards are available to offset up to 90% of any alternative minimum taxable income which would otherwise be taxable. As of February 27, 2000 and February 28, 1999, the Company has an alternative minimum tax credit carryforward of $56,000 and $69,000, respectively.

                              MORGAN'S FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FEBRUARY 27, 2000, FEBRUARY 28, 1999 AND MARCH 1, 1998


NOTE 11. STOCK OPTIONS AND SHAREHOLDERS' EQUITY.

         The Company previously had an Incentive Stock Option Plan ("Incentive Plan") and a Stock Option Plan ("Stock Option Plan") which provided options exercisable at the market value of the underlying common shares on the date of the grant. Both plans expired during fiscal 1995.

         On April 2, 1999, the Board of Directors of the Company approved a Stock Option Plan for Executives and Managers. Under the plan 145,500 shares were reserved for the grant of options. The Stock Option Plan for Executives and Managers provides for grants to eligible participants of nonqualified stock options only. The exercise price for any option awarded under the Plan is required to be not less than 100% of the fair market value of the shares on the date that the option is granted. Options are granted by the Stock Option Committee of the Company. Options for the 145,500 shares were granted to executives and managers of the Company on April 2, 1999 at an exercise price of $4 1/8. As of February 27, 2000 the closing price of the Company's stock was $3.00 per share. The plan provides that the options are exercisable after a waiting period of 6 months and that each option expires 10 years after its date of issue.

         At the Company's annual meeting on June 25, 1999 the shareholders approved the Key Employees Stock Option Plan. This plan allows the granting of options covering 291,000 shares of stock and has essentially the same provisions as the Stock Option Plan for Executives and Managers which was discussed above. Options for 129,850 shares were granted to executives and managers of the Company on January 7, 2000 at an exercise price of $3.00.

         Information with respect to these option plans follows:

                                                     NUMBER OF SHARES
                                     ------------------------------------------
                                       2000             1999             1998
                                     --------         --------         --------

Outstanding, beginning of year         24,166           57,500           60,167
Expired during year ..........        (24,516)         (33,334)          (2,667)
Granted during the year ......        275,350             --               --
                                     --------         --------         --------
Outstanding, end of year .....        275,000           24,166           57,500
                                     ========         ========         ========
Exercisable, end of year .....        145,150           24,166           57,500
                                     ========         ========         ========

           On April 8, 1999, the Company adopted a Shareholder Rights Plan in which the Board of Directors declared a distribution of one Right for each of the Company's outstanding Common Shares. Each Right entitles the holder to purchase from the Company one one-thousandth of a Series A Preferred Share (a "Preferred Share") at a purchase price of $30.00 per Right, subject to adjustment. One one-thousandth of a Preferred Share is intended to be approximately the economic equivalent of one Common Share. The Rights will expire on April 7, 2009, unless redeemed by the Company as described below.

         The Rights are neither exercisable nor traded separately from the Common Shares. The Rights will become exercisable and begin to trade separately from the Common Shares if a person or group becomes the beneficial owner of 21% or more of the then-outstanding Common Shares or announces an offer to acquire 21% or more of the then-outstanding Common Shares.

                              MORGAN'S FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FEBRUARY 27, 2000, FEBRUARY 28, 1999 AND MARCH 1, 1998


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

NOTE 12.  401(k) RETIREMENT PLAN.

         The Company has a 401(k) Retirement Plan in which employees age 21 or older who have completed one year of service with the Company, working at least 1,000 hours, are eligible to participate. The Company matches, in Company stock, a percentage of employee contributions. During fiscal 2000, 1999 and 1998, respectively, the Company incurred $62,000, $19,000 and $20,000, respectively, in expenses for matching contributions to the plan.

NOTE 13.  FAIR VALUE OF FINANCIAL INSTRUMENTS.

         Management believes that the fair value of the Company's debt at February 27, 2000 approximates carrying value, based upon interest rates obtained in recent financing transactions.

NOTE 14.  NEW ACCOUNTING STANDARD.

         The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company has not yet completed its analysis of SFAS No. 133 and, accordingly, has not yet determined what effect, if any, it may have on future financial statements.

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

         3.1         Amended Articles of Incorporation, as amended (1)

         3.2         Amended Code of Regulations (1)

         4.1         Specimen Certificate for Common Shares (2)

         10.1        Specimen KFC Franchise Agreements (3)

         10.2        Specimen Taco Bell Franchise Agreement

         10.3        Executive and Manager Nonqualified Stock Option Plan (4)

         10.4        Key Employee Nonqualified Stock Option Plan (4)

         10.5 Asset Purchase Agreements with Taco Bell Corp. and KFC Corporation and their Various Affiliated Companies (5)

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

(4) Filed as an exhibit to the Registrant's Form S-8 filed November 17, 1999 and incorporated herein by reference.

(5) Filed as an exhibit to Registrant's Form 8-KA filed September 27, 1999 and incorporated herein by reference.

(6) Filed as an exhibit to the Registrant's Form 10-K for the 1996 fiscal year and incorporated herein by reference.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             Morgan's Foods, Inc.


Dated:          May 30, 2000                 /s/  Leonard Stein-Sapir
      ----------------------------------     ----------------------------------------
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



/s/    Leonard Stein-Sapir                   /s/  Lawrence S. Dolin
-----------------------------------------    -----------------------------------
By:    Leonard Stein-Sapir                   By:  Lawrence S. Dolin
       Chairman of the Board,                     Director
       Chief Executive Officer & Director         Dated: May 30, 2000
       Dated:  May 30, 2000


/s/    James J. Liguori                      /s/  Steven S. Kaufman
-----------------------------------------    -----------------------------------
By:    James J. Liguori                      By:  Steven S. Kaufman
       Director, President &                      Director
       Chief Operating Officer                    Dated:  May 30, 2000
       Dated:  May 30, 2000


/s/  Kenneth L. Hignett                      /s/  Richard A. Arons
-----------------------------------------    -----------------------------------
By:    Kenneth L. Hignett By:                By:  Richard A. Arons
       Director, Senior Vice President,           Director
       Chief Financial Officer & Secretary        Dated: May 30, 2000
       Dated:  May 30, 2000


                                             /s/  Bernard Lerner
                                             -----------------------------------
                                             By:  Bernard Lerner
                                                  Director
                                                  Dated: May 30, 2000