Form 10-Q
period 2000-05-21
MORGANS FOODS INC
filed 2000-07-05
CIK 68145

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the period ended                     May 21, 2000
                      ----------------------------------------------------------

Commission file number                      0-3833
                       ---------------------------------------------------------

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

                             Yes ...X...     No .......

       As of June 30, 2000, the issuer had 2,922,727 shares of common stock outstanding.

                          PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

                              Morgan's Foods, Inc.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (unaudited)

--------------------------------------------------------------------------------

                                                           QUARTER ENDED
                                                  --------------------------------
                                                  MAY 21, 2000        MAY 23, 1999
                                                  ------------        ------------

Revenues ..................................       $ 18,194,000        $  8,323,000

Cost of sales:
 Food, paper and beverage .................          5,403,000           2,510,000
 Labor and benefits .......................          4,883,000           2,097,000
Restaurant operating expenses .............          5,068,000           2,244,000
Depreciation and amortization .............            888,000             325,000
General and administrative expenses .......          1,258,000             774,000
Loss on sale or disposal
 of restaurant assets .....................             19,000                   -
                                                  ------------        ------------
Operating income ..........................            675,000             373,000
Interest expense:
 Bank debt and notes payable ..............         (1,143,000)           (281,000)
 Capital leases ...........................            (19,000)            (12,000)
Other income and expense, net .............             48,000              16,000
                                                  ------------        ------------
Income (loss) from continuing operations
 before income taxes and extraordinary item           (439,000)             96,000
Provision for income taxes ................              3,000              (4,000)
                                                  ------------        ------------
Income (loss) from continuing operations
 before extraordinary item ................           (442,000)            100,000
Loss from discontinued operations (note 3)                   -            (338,000)
                                                  ------------        ------------
Net loss ..................................       $   (442,000)       $   (238,000)
                                                  ============        ============
Income (loss) per common share (note 4):
 Income (loss) from continuing operations .       $       (.15)       $        .03
 Loss from discontinued operations ........                  -                (.11)
                                                  ------------        ------------
 Net loss per share .......................       $       (.15)       $       (.08)
                                                  ============        ============
Weighted average number of
 shares outstanding .......................          2,922,727           2,910,834

                 See notes to consolidated financial statements.

                              MORGAN'S FOODS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

--------------------------------------------------------------------------------


                                                       MAY 21, 2000     FEBRUARY 27, 2000
                                                       ------------     -----------------

Assets
 Current assets:
  Cash and equivalents .........................       $  3,996,000        $  4,612,000
  Receivables ..................................             84,000             112,000
  Inventories ..................................            581,000             583,000
  Prepaid expenses .............................            299,000             357,000
  Assets held for sale (note 3) ................            627,000             653,000
                                                       ------------        ------------
                                                          5,587,000           6,317,000
 Property and equipment: (note 2)
  Land .........................................         10,861,000          10,861,000
  Buildings and improvements ...................         16,974,000          16,560,000
  Property under capital leases ................          1,171,000           1,171,000
  Leasehold improvements .......................          6,873,000           6,837,000
  Equipment, furniture and fixtures ............         17,400,000          17,158,000
  Construction in progress .....................            602,000             425,000
                                                       ------------        ------------
                                                         53,881,000          53,012,000
  Less accumulated depreciation and amortization         12,558,000          12,179,000
                                                       ------------        ------------
                                                         41,323,000          40,833,000
 Other assets ..................................          1,701,000           1,748,000
 Franchise agreements ..........................          2,283,000           2,242,000
 Deferred taxes ................................            600,000             600,000
 Acquired franchise rights .....................         10,324,000          10,448,000
                                                       ------------        ------------
                                                       $ 61,818,000        $ 62,188,000
                                                       ============        ============
Liabilities and shareholders' equity
 Current liabilities:
    Current maturities of long-term debt .......       $  1,787,000        $  1,762,000
    Current maturities of capital lease
      obligations (note 3) .....................            944,000             969,000
    Accounts payable ...........................          3,715,000           4,089,000
    Accrued liabilities ........................          4,029,000           3,725,000
                                                       ------------        ------------
                                                         10,475,000          10,545,000
 Long-term debt ................................         50,132,000          49,968,000
 Long-term capital lease obligations ...........            723,000             745,000

Shareholders' equity
Preferred shares, 1,000,000 shares authorized,
  no shares outstanding
Common stock
 Authorized shares - 25,000,000
 Issued shares - 2,969,405 .....................             30,000              30,000
 Treasury stock - 46,678 shares ................           (111,000)           (111,000)
Capital in excess of stated value ..............         28,875,000          28,875,000
Accumulated deficit ............................        (28,306,000)        (27,864,000)
                                                       ------------        ------------
Total shareholders' equity .....................            488,000             930,000
                                                       ------------        ------------
                                                       $ 61,818,000        $ 62,188,000
                                                       ============        ============


                 See notes to consolidated financial statements.

                              Morgan's Foods, Inc.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                   (unaudited)



                                      COMMON SHARES             TREASURY SHARES        CAPITAL IN                          TOTAL
                                  --------------------       -------------------       EXCESS OF       ACCUMULATED     SHAREHOLDERS'
                                  SHARES        AMOUNT       SHARES       AMOUNT      STATED VALUE       DEFICIT          EQUITY
                                  ------        ------       ------       ------      ------------       -------          ------

Balance, February 28, 1999 .    2,969,405    $  30,000      (58,566)    $ (139,000)   $ 28,875,000    $(27,518,000)    $ 1,248,000

Net loss ...................            -            -            -              -               -        (346,000)       (346,000)

Issue of treasury shares for
 401(k) contributions ......            -            -       11,888         28,000               -               -          28,000
                                ---------    ---------    ---------     ----------    ------------    ------------     -----------

Balance, February 27, 2000 .    2,969,405    $  30,000      (46,678)      (111,000)     28,875,000     (27,864,000)        930,000

Net loss ...................            -            -            -              -               -        (442,000)       (442,000)
                                ---------    ---------    ---------     ----------    ------------    ------------     -----------

Balance, May 21, 2000 ......    2,969,405    $  30,000      (46,678)    $ (111,000)   $ 28,875,000    $(28,306,000)    $   488,000
                                =========    =========    =========     ==========    ============    ============     ===========


                 See notes to consolidated financial statements

                              Morgan's Foods, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                              QUARTER ENDED
                                                     -------------------------------
                                                     MAY 21, 2000       MAY 23, 1999
                                                     ------------       ------------

Cash flows from operating activities:
   Net loss ..................................       $  (442,000)       $  (238,000)
 Adjustments to reconcile to net cash
  provided by operating activities:
      Depreciation and amortization ..........           888,000            438,000
      Loss on sale or disposal of
       restaurant assets .....................            19,000                  -
      Change in assets and liabilities:
       Decrease (increase) in receivables ....            28,000            (58,000)
       Increase (decrease) in inventories ....             2,000            (20,000)
       Decrease in prepaid expenses ..........            58,000            117,000
       Increase (decrease) in other assets ...            15,000           (315,000)
       Increase (decrease) in accounts payable          (374,000)           379,000
       Increase in accrued liabilities .......           330,000            360,000
                                                     -----------        -----------
   Net cash provided by operating activities .           524,000            663,000
                                                     -----------        -----------
Cash flows from investing activities:
    Capital expenditures .....................        (1,211,000)        (1,408,000)
    Purchase of franchise agreements and
     acquired franchise rights ...............           (71,000)                 -
                                                     -----------        -----------
    Net cash used in investing activities ....        (1,282,000)        (1,408,000)
                                                     -----------        -----------
Cash flows from financing activities:
    Proceeds from issuance of long-term debt,
     net of financing costs ..................           640,000            650,000
 Principal payments on long-term debt ........          (451,000)          (129,000)
 Extinguishment of capitalized leases ........                 -           (146,000)
 Principal payments on capital
    Lease obligations ........................           (47,000)          (109,000)
                                                     -----------        -----------
   Net cash provided by financing activities .           142,000            266,000
                                                     -----------        -----------
   Net change in cash and equivalents ........          (616,000)          (479,000)
   Cash and equivalents, beginning balance ...         4,612,000          2,655,000
                                                     -----------        -----------
   Cash and equivalents, ending balance ......       $ 3,996,000        $ 2,176,000
                                                     ===========        ===========


                 See notes to consolidated financial statements.

                              Morgan's Foods, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  QUARTERS ENDED MAY 21, 2000 AND MAY 23, 1999
                                   (unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The interim consolidated financial statements of Morgan's Foods, Inc. have been prepared without audit. In the opinion of Company Management, all adjustments have been included. Unless otherwise disclosed, all adjustments consist only of normal recurring adjustments necessary for a fair statement of results of operations for the interim periods. These unaudited financial statements have been prepared using the same accounting principles that were used in preparation of the Company's annual report on Form 10-K for the year ended February 27, 2000. Certain prior year amounts have been restated to conform to the current year presentation.

NOTE 2.  ACQUISITION OF KFC AND TACO BELL RESTAURANTS

         On July 14, 1999 Morgan's Restaurants of Pennsylvania, Inc., Morgan's Restaurants of Ohio, Inc., Morgan's Restaurants of West Virginia, Inc. and Morgan's Foods of Missouri, Inc., all wholly owned subsidiaries of Morgan's Foods, Inc., acquired the assets of fifty-four (54) existing KFC and Taco Bell restaurants and the land and building of a non-operating KFC restaurant from various subsidiaries of Tricon Global Restaurants, Inc. for cash in the amount of $33,740,000. The acquisition was recorded as a purchase and, accordingly, assets were recorded at fair value.

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
                                                           ============

       The following unaudited pro forma results for the twelve weeks ended May 23, 1999, were developed assuming that all of the acquired units previously described had been acquired at the beginning of the period. The unaudited pro forma data shown below is not necessarily indicative of the consolidated results that would have occurred had the acquisition taken place at the beginning of the period nor are they necessarily indicative of results that may occur in the future.

                                                 PRO FORMA RESULTS
                                   (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                                              TWELVE WEEKS ENDED
                                                   MAY 23, 1999
                                                   ------------

Total revenue                                          $18,178
Net income (loss) from
  continuing operations                                   (483)
Net income (loss) per share
  from continuing operations                              (.17)


NOTE 3.  DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

         On December 9, 1999 the Company sold four of the remaining five former East Side Mario's restaurant locations, to Steak & Ale, a division of Metromedia Restaurant Group, and is marketing the remaining location, which it closed, with the expectation of selling this location in fiscal year 2001. The cash received as a result of this transaction of $3,867,000 was used to pay off the capital lease obligations and other expenses of the transaction. Certain assets of the East Side Mario's operations are shown in the Consolidated Balance Sheet as "Assets held for sale". The results of operations of the discontinued segment are shown in the Consolidated Statements of Operations as "Loss from discontinued operations" and there is no tax effect of the loss. The Company believes there will not be significant gain or loss on disposal of the remaining assets. The East Side Mario's restaurants formerly operated by the Company began in March 1993 and encompassed six locations by April 1995. Comparable restaurant revenues for the East Side Mario's segment had declined since fiscal 1996 and the restaurant concept was not appropriately supported by the franchisor. The assets being held for sale and the related capitalized lease obligations have been classified as current assets and current liabilities respectively.

         The Consolidated Balance Sheets at May 21, 2000 and February 27, 2000, include assets and liabilities related to the former East Side Mario's restaurants, which are being accounted for as a discontinued operation, the details of which are listed below:

                                    MAY 21, 2000              FEBRUARY 27, 2000
                                    ------------              -----------------

Current assets                     $      -                     $       11,000
Assets held for sale                      627,000                      653,000
                                   --------------               --------------
       Total assets                       627,000                      664,000
Current liabilities                     1,177,000                    1,236,000
                                   --------------               --------------
       Net liabilities             $     (550,000)              $     (572,000)
                                   ==============               ==============

       The results of operations for the East Side Mario's segment, reported separately as a loss from discontinued operations in the Consolidated Statement of Operations, are as follows:

                                                       12 WEEKS ENDED
                                              ---------------------------------
                                              MAY 21, 2000         MAY 23, 1999
                                              ------------         ------------

Gross sales                                   $       -             $1,536,000
                                              ===========           ==========
Loss from operations
    of  discontinued
    East Side Mario's restaurants             $       -             $ (338,000)
                                              ===========           ==========


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         DESCRIPTION OF BUSINESS. Morgan's Foods, Inc. ("the Company") operates through wholly-owned subsidiaries Kentucky Fried Chicken ("KFC") restaurants under franchises from KFC Corporation and Taco Bell restaurants under franchises from Taco Bell Corporation. As of June 30, 2000, the Company operates 78 KFC restaurants, 11 Taco Bell restaurants, and 16 KFC/Taco Bell "2n1's" under franchises from KFC Corporation and franchises or licenses from Taco Bell Corp. The Company formerly operated six East Side Mario's restaurants, a business segment which the Company had previously chosen to discontinue (see Note 3). The Company's fiscal year is a 52 - 53 week year ending on the Sunday nearest the last day of February.

         REVENUES. Revenues for the quarter ended May 21, 2000 were $18,194,000 compared to $8,323,000 for the quarter ended May 23, 1999. This increase of $9,871,000 was due to $10,415,000 in revenues generated by 56 KFC's and Taco Bells which were acquired, two new KFC's which were built since the first quarter of fiscal 2000 and one Taco Bell which was converted to a KFC/Taco Bell "2n1", partially offset by a 5.4% decrease in comparable restaurant revenues. The decline in comparable restaurant revenues was primarily the result of ineffective product promotions by the franchisor during the quarter.

         COSTS OF SALES - FOOD, PAPER AND BEVERAGES. Food, paper and beverage costs for the fiscal 2001 first quarter decreased as a percentage of revenue from 30.2% in fiscal 2000 to 29.7%. This decrease was primarily the result of the efficiencies gained from higher average restaurant volumes in the acquired and newly built restaurants, the continuation of low chicken prices and favorable contract pricing.

         COST OF SALES - LABOR AND BENEFITS. Labor and benefits increased as a percentage of revenue for the quarter ended May 21, 2000 to 26.8% compared to 25.2% for the year earlier quarter. The increase was primarily due to higher labor and benefit costs in the newly acquired restaurants.

         RESTAURANT OPERATING EXPENSES. Restaurant operating expenses increased as a percentage of revenue to 27.9% in the first quarter of fiscal 2001 compared to 27.0% in the first quarter of fiscal 2000. This was caused by the continuation of increased advertising expenses to promote the introduction of five new sandwiches and also the newly acquired restaurants having a higher local advertising co-op expense than the Company's average for its previously existing restaurants.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the fiscal 2001 first quarter increased to $888,000 compared to $325,000 in the prior year first quarter. The increase is primarily due to the addition of the 58 KFC and Taco Bell restaurants discussed above.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $1,258,000 in the first quarter of fiscal 2001 from $774,000 in the first quarter of fiscal 2000. The increase of $484,000 was mainly the result of adding the costs and resources necessary to support 58 additional restaurants. The incremental general and administrative expenses incurred as a result of acquiring these 58 additional restaurants was $447,000 or 4.29% of the related sales.

         LOSS ON DISPOSAL OF RESTAURANT ASSETS. The loss on disposal of restaurant assets of $19,000 in the first quarter of fiscal 2001, was the result of assets disposed of during the image enhancement of several KFC restaurants as well as the disposal of obsolete equipment.

         OPERATING INCOME. Operating income in the first quarter of fiscal 2001 increased to $675,000 or 3.7% compared to $373,000 or 4.5% for the first quarter of fiscal 2000. This increase was primarily the result of operating 58 additional restaurants.

         INTEREST EXPENSE. Interest expense on bank debt increased to $1,143,000 in the first quarter of fiscal 2001 from $281,000 in fiscal 2000 due to higher debt balances during the fiscal 2001 quarter necessary to fund the acquisition and construction of restaurants during the past year. Interest expense on capitalized leases was substantially unchanged from the prior year first quarter.

         OTHER INCOME. Other income for the quarter ended May 21, 2000 increased to $48,000 from $16,000 in the prior year first quarter. The increase is due mainly to increased discounts on the payment of sales tax which resulted from the increased sales volumes generated by the operation of 58 additional restaurants.

         PROVISION FOR INCOME TAXES. The provision for income taxes was $3,000 for the quarter ended May 21, 2000 compared to a credit of $4,000 in the prior year quarter. This increase was caused by tax refunds received in the prior year quarter.

         DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE. On September 3, 1999, Management made the decision to discontinue the operation of its East Side Mario's restaurant segment. On December 9, 1999 the Company sold four of the remaining five former East Side Mario's restaurant locations, to Steak & Ale, a division of Metromedia Restaurant Group, and is marketing the remaining location, which it closed, with the expectation of selling this location in fiscal year 2001. The cash received as a result of this transaction of $3,867,000 was used to pay off the capital lease obligations and other expenses of the transaction. Certain assets of the East Side Mario's operations are shown in the Consolidated Balance Sheet as "Assets held for sale". The results of operations of the discontinued segment are shown in the Consolidated Statements of Operations as "Loss from discontinued operations". There is no tax effect of the loss. The Company believes there will not be significant gain or loss on disposal of the remaining assets.

         LIQUIDITY AND CAPITAL RESOURCES. Cash flow activity for the twelve weeks of fiscal 2000 and fiscal 1999 is presented in the Consolidated Statements of Cash Flows. Cash provided by operating activities was $524,000 for the twelve weeks ended May 21, 2000. The Company paid scheduled long-term bank and capitalized lease debt of $498,000 in the first quarter of fiscal 2001 and received financing of $640,000 to fund the conversion of a Taco Bell to a KFC/Taco Bell "2n1" and the image enhancement of several other restaurants.

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

                            PART II OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

                  The Company's annual meeting of shareholders was held on June 23, 2000 and voting was conducted on the following proposals:


Proposal 1 - The election of seven Directors. The following seven Directors were elected:

NAME                            FOR             WITHHOLD        ABSTAIN
---------                       ---             --------        -------

Leonard Stein-Sapir           2,428,464          81,794         243,548
Richard Arons                 2,509,491             767         243,548
Lawrence S. Dolin             2,413,515          96,743         243,548
James J. Liguori              2,428,513          81,745         243,548
Steven S. Kaufman             2,413,533          96,725         243,548
Bernard Lerner                2,413,533          96,725         243,548
Kenneth L. Hignett            2,428,513          81,745         243,548


Proposal 2 - Shareholder's proposal concerning the Company's rights plan was defeated.

FOR                        AGAINST             ABSTAIN
---                        -------             -------

484,389                  1,584,807              10,175



ITEM 6.  EXHIBITS & REPORTS ON FORM 8-KA

(a)      Exhibit 27 - Financial Data Schedule

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  Morgan's Foods, Inc.
                                       -----------------------------------------
                                                      (Registrant)


Dated:  July 5, 2000                   By /s/   Kenneth L. Hignett
        ------------                      --------------------------------------
                                           Kenneth L. Hignett
                                           Senior Vice President,
                                           Chief Financial Officer & Secretary