Form 10-Q
period 2000-08-13
MORGANS FOODS INC
filed 2000-09-27
CIK 68145

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the period ended                      August 13, 2000
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

                                          Yes ...X...     No .......

       As of September 22, 2000, the issuer had 2,937,572 shares of common stock outstanding.

                          PART I FINANCIAL INFORMATION

Item 1.  Financial Statements.
                              Morgan's Foods, Inc.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (unaudited)
--------------------------------------------------------------------------------
                                                          QUARTER ENDED
                                               ---------------------------------
                                               AUGUST 13, 2000   AUGUST 15, 1999
                                               ---------------   ---------------
REVENUES ...................................     $ 19,282,000      $ 13,193,000

COST OF SALES:
 FOOD, PAPER AND BEVERAGE ..................        6,194,000         4,028,000
 LABOR AND BENEFITS ........................        4,951,000         3,382,000
RESTAURANT OPERATING EXPENSES ..............        4,512,000         3,114,000
DEPRECIATION AND AMORTIZATION ..............          899,000           493,000
GENERAL AND ADMINISTRATIVE EXPENSES ........        1,316,000           893,000
LOSS ON SALE OR DISPOSAL
 OF RESTAURANT ASSETS ......................          197,000            79,000
                                                 ------------      ------------
OPERATING INCOME ...........................        1,213,000         1,204,000
INTEREST EXPENSE:
 BANK DEBT AND NOTES PAYABLE ...............       (1,103,000)         (612,000)
 CAPITAL LEASES ............................          (19,000)          (24,000)
OTHER INCOME AND EXPENSE, NET ..............           18,000            10,000
                                                 ------------      ------------
INCOME FROM CONTINUING OPERATIONS
 BEFORE INCOME TAXES .......................          109,000           578,000
PROVISION FOR INCOME TAXES .................            4,000             3,000
                                                 ------------      ------------
INCOME FROM CONTINUING OPERATIONS ..........          105,000           575,000
LOSS FROM DISCONTINUED OPERATIONS (NOTE 3) .                -          (291,000)
                                                 ------------      ------------
NET INCOME .................................     $    105,000      $    284,000
                                                 ============      ============
INCOME (LOSS) PER COMMON SHARE (NOTE 4):
 INCOME FROM CONTINUING OPERATIONS .........     $        .04      $        .20
 LOSS FROM DISCONTINUED OPERATIONS .........                -              (.10)
                                                 ------------      ------------
 NET INCOME PER SHARE ......................     $        .04      $        .10
                                                 ============      ============
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING ........................        2,925,024         2,910,839


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

PART I    FINANCIAL INFORMATION

Item 1.  Financial Statements.
                              Morgan's Foods, Inc.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (unaudited)
--------------------------------------------------------------------------------

                                                    TWENTY-FOUR WEEKS ENDED
                                               ---------------------------------
                                               AUGUST 13, 2000   AUGUST 15, 1999
                                               ---------------   ---------------

REVENUES ...................................     $ 36,848,000      $ 21,297,000

COST OF SALES:
 FOOD, PAPER AND BEVERAGE ..................       11,597,000         6,538,000
 LABOR AND BENEFITS ........................        9,834,000         5,479,000
RESTAURANT OPERATING EXPENSES ..............        8,952,000         5,139,000
DEPRECIATION AND AMORTIZATION ..............        1,787,000           818,000
GENERAL AND ADMINISTRATIVE EXPENSES ........        2,574,000         1,667,000
LOSS ON SALE OR DISPOSAL
 OF RESTAURANT ASSETS ......................          216,000            79,000
                                                 ------------      ------------
OPERATING INCOME ...........................        1,888,000         1,577,000
INTEREST EXPENSE:
 BANK DEBT AND NOTES PAYABLE ...............       (2,246,000)         (893,000)
 CAPITAL LEASES ............................          (38,000)          (36,000)
OTHER INCOME AND EXPENSE, NET ..............           66,000            26,000
                                                 ------------      ------------
INCOME (LOSS) FROM CONTINUING OPERATIONS
 BEFORE INCOME TAXES .......................         (330,000)          674,000
PROVISION (BENEFIT) FOR INCOME TAXES .......            7,000            (1,000)
                                                 ------------      ------------
INCOME (LOSS) FROM CONTINUING OPERATIONS ...         (337,000)          675,000
LOSS FROM DISCONTINUED OPERATIONS (NOTE 3) .                -          (629,000)
                                                 ------------      ------------
NET INCOME (LOSS) ..........................     $   (337,000)     $     46,000
                                                 ============      ============
INCOME (LOSS) PER COMMON SHARE (NOTE 4):
 INCOME (LOSS) FROM CONTINUING OPERATIONS ..     $       (.12)     $        .23
 LOSS FROM DISCONTINUED OPERATIONS .........                -              (.21)
                                                 ------------      ------------
 NET INCOME (LOSS) PER SHARE ...............     $       (.12)     $        .02
                                                 ============      ============
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING ........................        2,923,876         2,910,839


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              MORGAN'S FOODS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                                   AUGUST 13, 2000  FEBRUARY 27, 2000
                                                   ---------------  -----------------
ASSETS
 CURRENT ASSETS:
  CASH AND EQUIVALENTS .........................     $  3,975,000      $  4,612,000
  RECEIVABLES ..................................           78,000           112,000
  INVENTORIES ..................................          662,000           583,000
  PREPAID EXPENSES .............................          132,000           357,000
  ASSETS HELD FOR SALE (NOTE 3) ................          589,000           653,000
                                                     ------------      ------------
                                                        5,436,000         6,317,000
 PROPERTY AND EQUIPMENT: (NOTE 2)
  LAND .........................................       10,861,000        10,861,000
  BUILDINGS AND IMPROVEMENTS ...................       17,690,000        16,560,000
  PROPERTY UNDER CAPITAL LEASES ................        1,171,000         1,171,000
  LEASEHOLD IMPROVEMENTS .......................        7,314,000         6,837,000
  EQUIPMENT, FURNITURE AND FIXTURES ............       17,977,000        17,158,000
  CONSTRUCTION IN PROGRESS .....................          209,000           425,000
                                                     ------------      ------------
                                                       55,222,000        53,012,000
  LESS ACCUMULATED DEPRECIATION AND AMORTIZATION       13,032,000        12,179,000
                                                     ------------      ------------
                                                       42,190,000        40,833,000
 OTHER ASSETS ..................................        1,648,000         1,748,000
 FRANCHISE AGREEMENTS ..........................        2,337,000         2,242,000
 DEFERRED TAXES ................................          600,000           600,000
 ACQUIRED FRANCHISE RIGHTS .....................       10,200,000        10,448,000
                                                     ------------      ------------
                                                     $ 62,411,000      $ 62,188,000
                                                     ============      ============
LIABILITIES AND SHAREHOLDERS' EQUITY
 CURRENT LIABILITIES:
    CURRENT MATURITIES OF LONG-TERM DEBT .......     $  1,875,000      $  1,762,000
    CURRENT MATURITIES OF CAPITAL LEASE
      OBLIGATIONS (NOTE 3) .....................          939,000           969,000
    ACCOUNTS PAYABLE ...........................        3,673,000         4,089,000
    ACCRUED LIABILITIES ........................        3,528,000         3,725,000
                                                     ------------      ------------
                                                       10,015,000        10,545,000
  LONG-TERM DEBT ...............................       50,155,000        49,968,000
  LONG-TERM CAPITAL LEASE OBLIGATIONS ..........          697,000           745,000
  ADVANCE ON SUPPLY AGREEMENTS .................          916,000                 -

SHAREHOLDERS' EQUITY
PREFERRED SHARES, 1,000,000 SHARES AUTHORIZED,
  NO SHARES OUTSTANDING
COMMON STOCK
 AUTHORIZED SHARES - 25,000,000
 ISSUED SHARES - 2,969,405 .....................           30,000            30,000
 TREASURY STOCK - 31,833 IN FISCAL 2001,
   46,678 IN FISCAL 2000 .......................          (76,000)         (111,000)
CAPITAL IN EXCESS OF STATED VALUE ..............       28,875,000        28,875,000
ACCUMULATED DEFICIT ............................      (28,201,000)      (27,864,000)
                                                     ------------      ------------
TOTAL SHAREHOLDERS' EQUITY .....................          628,000           930,000
                                                     ------------      ------------
                                                     $ 62,411,000      $ 62,188,000
                                                     ============      ============


                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              Morgan's Foods, Inc.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                   (unaudited)

                                                                                          CAPITAL IN                     TOTAL
                                        COMMON SHARES           TREASURY SHARES            EXCESS OF  ACCUMULATED     SHAREHOLDERS'
                                  -----------------------  ---------------------------
                                    SHARES      AMOUNT        SHARES         AMOUNT      STATED VALUE    DEFICIT         EQUITY
                                  ---------  ------------  ------------   ------------   ------------  ------------   ------------

Balance, February 28, 1999 ...    2,969,405  $     30,000       (58,566)  $   (139,000)  $ 28,875,000  $(27,518,000)  $  1,248,000

Net loss .....................            -             -             -              -              -      (346,000)      (346,000)

Issue of treasury shares for
 401(k) contributions ........            -             -        11,888         28,000              -             -         28,000
                                  ---------  ------------  ------------   ------------   ------------  ------------   ------------

Balance, February 27, 2000 ...    2,969,405        30,000       (46,678)      (111,000)    28,875,000   (27,864,000)       930,000

Net loss .....................            -             -             -              -              -      (337,000)      (337,000)

Issue of treasury shares for
  401(k) contributions .......            -             -        14,845         35,000              -             -         35,000
                                  ---------  ------------  ------------   ------------   ------------  ------------   ------------

Balance, August 13, 2000 .....    2,969,405  $     30,000       (31,833)  $    (76,000)  $ 28,875,000  $(28,201,000)  $    628,000
                                  =========  ============  ============   ============   ============  ============   ============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              Morgan's Foods, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                          TWENTY-FOUR WEEKS ENDED
                                                     ----------------------------------
                                                     AUGUST 13, 2000    AUGUST 15, 1999
                                                     ---------------    ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME (LOSS) ............................     $   (337,000)     $     46,000
 ADJUSTMENTS TO RECONCILE TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:
      DEPRECIATION AND AMORTIZATION .............        1,787,000           818,000
      AMORTIZATION OF SUPPLY AGREEMENT ADVANCES .          (55,000)                -
      FUNDING FROM SUPPLY AGREEMENTS ............          971,000                 -
      LOSS ON SALE OR DISPOSAL OF
       RESTAURANT ASSETS ........................          216,000            79,000
      CHANGE IN ASSETS AND LIABILITIES:
       DECREASE IN RECEIVABLES ..................           34,000            32,000
       INCREASE IN INVENTORIES ..................          (79,000)         (397,000)
       DECREASE IN PREPAID EXPENSES .............          225,000           215,000
       (INCREASE) DECREASE IN OTHER ASSETS ......           32,000        (1,224,000)
       INCREASE (DECREASE) IN ACCOUNTS PAYABLE ..         (416,000)        2,478,000
       INCREASE (DECREASE) IN ACCRUED LIABILITIES         (216,000)        2,614,000
                                                      ------------      ------------
   NET CASH PROVIDED BY OPERATING ACTIVITIES ....        2,162,000         4,661,000
                                                      ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    CAPITAL EXPENDITURES ........................       (2,847,000)      (23,862,000)
    PURCHASE OF FRANCHISE AGREEMENTS AND
     ACQUIRED FRANCHISE RIGHTS ..................         (175,000)      (11,338,000)
    PROCEEDS FROM SALE OF RESTAURANT ASSETS .....            1,000             4,000
                                                      ------------      ------------

    NET CASH USED IN INVESTING ACTIVITIES .......       (3,021,000)      (35,196,000)
                                                      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    PROCEEDS FROM ISSUANCE OF LONG-TERM DEBT,
     NET OF FINANCING COSTS .....................        1,200,000        34,718,000
 PRINCIPAL PAYMENTS ON LONG-TERM DEBT ...........         (900,000)         (261,000)
 PRINCIPAL PAYMENTS ON CAPITAL
    LEASE OBLIGATIONS ...........................          (78,000)         (213,000)
                                                      ------------      ------------
   NET CASH PROVIDED BY FINANCING ACTIVITIES ....          222,000        34,244,000
                                                      ------------      ------------
   NET CHANGE IN CASH AND EQUIVALENTS ...........         (637,000)        3,709,000
   CASH AND EQUIVALENTS, BEGINNING BALANCE ......        4,612,000         2,655,000
                                                      ------------      ------------
   CASH AND EQUIVALENTS, ENDING BALANCE .........     $  3,975,000      $  6,364,000
                                                      ============      ============
NONCASH INVESTING AND FINANCING ACTIVITIES -
 CAPITAL LEASES .................................     $          -      $    435,000
                                                      ============      ============



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              Morgan's Foods, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               QUARTERS ENDED AUGUST 13, 2000 AND AUGUST 15, 1999
                                   (unaudited)


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The interim consolidated financial statements of Morgan's Foods, Inc. have been prepared without audit. In the opinion of Company Management, all adjustments have been included. Unless otherwise disclosed, all adjustments consist only of normal recurring adjustments necessary for a fair statement of results of operations for the interim periods. In the second quarter of fiscal year 2001, the Company adopted the operating statement classification requirements of EITF 00-14, Accounting for Certain Sales Incentives. Such sales incentives have been reclassified from revenues to operating expenses for all periods presented. The classification change has no affect on previously reported results of operations. These unaudited financial statements have been prepared using the same accounting principles that were used in preparation of the Company's annual report on Form 10-K for the year ended February 27, 2000 except for the adoption of EITF 00-14. During the quarter the Company received $971,000 from its largest beverage distributor for signing a twelve year beverage supply and marketing agreement. The Company amortizes these advances as a reduction of beverage cost of sales over the term of the related contract using the straight-line method.


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

         The allocation of the purchase price is as follows:

                   Land                                          $  6,950,000
                   Buildings                                        6,475,000
                   Leasehold Improvements                           3,455,000
                   Equipment                                        4,550,000
                   Franchise Agreements                             1,615,000
                   Acquired Franchise Rights                       10,695,000
                                                                  -----------
                        Total                                     $33,740,000
                                                                  ===========

       The following unaudited pro forma results for the twelve and twenty-four weeks ended August 15, 1999, were developed assuming that all of the acquired units previously described had been acquired at the beginning of the period. The unaudited pro forma data shown below is not necessarily indicative of the consolidated results that would have occurred had the acquisition taken place at the beginning of the period nor are they necessarily indicative of results that may occur in the future.

                                                                PRO FORMA RESULTS
                                                   (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                                                   TWELVE WEEKS ENDED  TWENTY-FOUR WEEKS ENDED
                                                    AUGUST 15, 1999         AUGUST 15, 1999
                                                    ---------------         ---------------
Total revenue ....................................      $ 23,739             $ 40,961
Net loss from continuing operations ..............          (180)                (520)
Net loss per share from continuing operations ....          (.06)                (.18)

NOTE 3.  DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

         The Company expects to sell the one remaining former East Side Mario's location and the liquor license and equipment during the third quarter of fiscal 2001. The cash received as a result of these transactions will be used to pay off the capital lease obligations, purchase the leased property and other expenses of the transactions. Certain assets of the East Side Mario's operations are shown in the Consolidated Balance Sheet as "Assets held for sale". The results of operations of the discontinued segment are shown in the Consolidated Statements of Operations as "Loss from discontinued operations" and there is no tax effect of the loss. The Company believes there will not be a loss on the disposal of the remaining assets. The East Side Mario's restaurants formerly operated by the Company began in March 1993 and encompassed six locations by April 1995. Comparable restaurant revenues for the East Side Mario's segment had declined since fiscal 1996 and the restaurant concept was not appropriately supported by the franchisor. The assets being held for sale and the related capitalized lease obligations have been classified as current assets and current liabilities respectively.

         The Consolidated Balance Sheets at August 13, 2000 and February 27, 2000, include assets and liabilities related to the former East Side Mario's restaurants, which are being accounted for as a discontinued operation, the details of which are listed below:

                                            AUGUST 13, 2000   FEBRUARY 27, 2000
                                            ---------------   -----------------

Current assets                                $         -       $    11,000
Assets held for sale                              589,000           653,000
                                              -----------       -----------
       Total assets                               589,000           664,000
Current liabilities                             1,065,000         1,236,000
                                              -----------       -----------
       Net liabilities                        $  (476,000)      $  (572,000)
                                              ===========       ===========

       The results of operations for the East Side Mario's segment, reported separately as a loss from discontinued operations in the Consolidated Statement of Operations, are as follows:

                                      TWELVE WEEKS ENDED TWENTY-FOUR WEEKS ENDED
                                      ------------------ -----------------------
                                        AUGUST 15, 1999     AUGUST 15, 1999
                                        ---------------     ---------------

Total Revenue                             $ 1,556,000        $ 3,092,000
                                          ===========        ===========
Loss from operations of discontinued
    East Side Mario's restaurants         $  (291,000)       $  (629,000)
                                          ===========        ===========

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         DESCRIPTION OF BUSINESS. Morgan's Foods, Inc. ("the Company") operates through wholly-owned subsidiaries Kentucky Fried Chicken ("KFC") restaurants under franchises from KFC Corporation, Taco Bell restaurants under franchises or licenses from Taco Bell Corporation and Pizza Hut Express restaurants under licenses from Pizza Hut Corporation. As of September 25, 2000, the Company operates 79 KFC restaurants, 11 Taco Bell restaurants, 16 KFC/Taco Bell "2n1's" under franchises from KFC Corporation and franchises or licenses from Taco Bell Corp., and 2 Taco Bell/Pizza Hut Express "2n1's". The Company formerly operated six East Side Mario's restaurants, a business segment which the Company had previously chosen to discontinue (see Note 3). The Company's fiscal year is a 52
- 53 week year ending on the Sunday nearest the last day of February.

         REVENUES. Revenues for the quarter ended August 13, 2000 were $19,282,000 compared to $13,193,000 for the quarter ended August 15, 1999. This increase of $6,089,000 was due to $6,538,000 in revenues generated by 56 KFC's and Taco Bells which were acquired, two new KFC's/Taco Bell "2n1's" which were built since the second quarter of fiscal 2000 and two Taco Bell's which were converted to KFC/Taco Bell "2n1's". The increase was partially offset by a 1.6% decrease in comparable restaurant revenues and $325,000 in lost sales due to restaurants being permanently or temporarily closed. The decline in comparable restaurant revenues was primarily the result of ineffective product promotions by the franchisor during the quarter. Revenues for the twenty-four weeks ended August 13, 2000 were $36,848,000 compared to $21,297,000 for the twenty-four weeks ended August 15, 1999. The increase was attributable to $16,580,000 of revenues generated by the 56 KFC's and Taco Bell's which were acquired, two new KFC's which were built and two Taco Bell's which were converted to KFC/Taco Bell "2n1's". This increase was partially offset by a 3.5% decrease in comparable restaurant revenues and $494,000 in lost sales due to restaurants being permanently or temporarily closed.

         COSTS OF SALES - FOOD, PAPER AND BEVERAGES. Food, paper and beverage costs for the fiscal 2001 second quarter increased as a percentage of revenue from 30.5% in fiscal 2000 to 32.1%. This increase was primarily the result of the inefficiencies from lower average restaurant volumes, an increase in chicken prices and unfavorable contract pricing due to the Company's primary supplier entering Chapter 11 bankruptcy. Food, paper and beverage costs for the twenty-four weeks ended August 13, 2000 increased to 31.5% of revenue compared to 30.7% in the year earlier period for the reasons discussed above.

         COST OF SALES - LABOR AND BENEFITS. Labor and benefits were substantially unchanged as a percentage of revenue for the quarter ended August 13, 2000 at 25.7% compared to 25.6% for the year earlier quarter. The labor and benefit amount for the quarter ended August 13, 2000, however, contains a credit of $160,000 resulting from an improvement in workers' compensation rates which was offset by higher direct labor rates. Labor and benefits increased as a percentage of revenue for the twenty-four weeks ended August 13, 2000 to 26.7% from 25.7% in the year earlier period. The increase was primarily due to higher labor and benefit costs in the newly acquired restaurants and additional labor costs due to new systems implementation.

         RESTAURANT OPERATING EXPENSES. Restaurant operating expenses decreased as a percentage of revenue to 23.4% in the second quarter of fiscal 2001 compared to 23.6% in the second quarter of fiscal 2000. This was primarily the result of $145,000 in credits taken for estimated repair and enhancement costs for projects which were completed at lower costs. Restaurant operating expenses for the twenty-four weeks ended August 13, 2000 increased to 24.3% of revenue compared 24.1% of revenue in the comparable prior year period primarily due to the first quarter advertising expenses to promote the introduction of five new sandwiches.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the fiscal 2001 second quarter increased to $899,000 compared to $493,000 in the prior year second quarter. The increase is primarily due to the addition of the KFC and Taco Bell restaurants discussed above. Depreciation and amortization for the twenty-four weeks ended August 13, 2000 increased to $1,787,000 from $818,000 for the year earlier period for the reasons discussed above.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $1,316,000 in the second quarter of fiscal 2001 from $893,000 in the second quarter of fiscal 2000. The increase of $423,000 was mainly the result of adding the costs and resources necessary to support the additional restaurants but G&A expense as a percentage of sales remained consistent at 6.8% even though average revenues per restaurant declined in the current year quarter. General and administrative expenses for the twenty-four weeks ended August 13, 2000 increased to $2,574,000 compared to $1,667,000 for the year earlier period but due to the larger number of restaurants, G&A expense declined as a percentage of revenues to 7.0% compared to 7.8% in the prior year period.

         LOSS ON SALE OR DISPOSAL OF RESTAURANT ASSETS. The loss on disposal of restaurant assets of $197,000 in the second quarter of fiscal 2001 and $216,000 in fiscal 2000, was the result of assets disposed of during the image enhancement of several KFC restaurants as well as reserving for the closing of two restaurants which are expected to close in the third quarter of fiscal 2001.

         OPERATING INCOME. Operating income in the second quarter of fiscal 2001 increased to $1,213,000 or 6.3% of revenue compared to $1,204,000 or 9.1% for the second quarter of fiscal 2000. Operating income for the twenty-four weeks ended August 13, 2000 increased to $1,888,000 or 5.1% of revenue from $1,577,000 or 7.4%.

         INTEREST EXPENSE. Interest expense on bank debt increased to $1,103,000 in the second quarter of fiscal 2001 from $612,000 in fiscal 2000 due to higher debt balances during the fiscal 2001 quarter necessary to fund the acquisition and construction of restaurants during the past year. Interest expense on bank debt for the twenty-four weeks ended August 13, 2000 increased to $2,246,000 from $893,000 for the same reasons discussed above. Interest expense on capitalized leases was substantially unchanged from the prior year second quarter and for the twenty-four weeks.

         OTHER INCOME. Other income for the quarter ended August 13, 2000 increased to $18,000 from $10,000 in the prior year second quarter. The increase is due mainly to increased discounts on the payment of sales tax which resulted from the increased sales volumes generated by the operation of additional restaurants. Other income for the twenty-four weeks ended August 13, 1999 increased to $66,000 from $26,000 due to the reasons discussed above.

         PROVISION FOR INCOME TAXES. The provision for income taxes was substantially unchanged from the prior year second quarter and for the twenty-four weeks.

         DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE. On September 3, 1999, Management made the decision to discontinue the operation of its East Side Mario's restaurant segment. The Company expects to sell the one remaining former East Side Mario's location and the liquor license and equipment during the third quarter of fiscal 2001. The cash received as a result of these transactions will be used to pay off the capital lease obligations, purchase the leased property and other expenses of the transactions. Certain assets of the East Side Mario's operations are shown in the Consolidated Balance Sheet as "Assets held for sale". The results of operations of the discontinued segment are shown in the Consolidated Statements of Operations as "Loss from discontinued operations" and there is no tax effect of the loss. The Company believes there will not be a loss on the disposal of the remaining assets.

         LIQUIDITY AND CAPITAL RESOURCES. Cash flow activity for the twenty-four weeks of fiscal 2001 and fiscal 2000 is presented in the Consolidated Statements of Cash Flows. Cash provided by operating activities was $2,162,000 for the twenty-four weeks ended August 15, 2000. The Company paid scheduled long-term bank and capitalized lease debt of $978,000 in the first half of fiscal 2001 and received financing of $1,200,000 to fund the building of a KFC/Taco Bell "2n1", the conversion of a Taco Bell to a KFC/Taco Bell "2n1" and the installation of new point of sale devices in several restaurants. The Company also received $971,000 from its largest beverage distributor for signing a twelve year beverage supply and marketing agreement.

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


                                        Morgan's Foods, Inc.
                                       ----------------------
                                            (Registrant)


Dated:  September 27, 2000         By: /s/  Kenneth L. Hignett
                                      -----------------------
                                      Kenneth L. Hignett
                                      Senior Vice President,
                                      Chief Financial Officer & Secretary