Form 10-Q
period 2000-11-05
MORGANS FOODS INC
filed 2000-12-20
CIK 68145

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the period ended                  November 5, 2000
                    -----------------------------------------------------------

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

                         Yes ...X...     No .......

       As of December 20, 2000, the issuer had 2,937,572 shares of common stock outstanding.

                          PART I FINANCIAL INFORMATION

Item 1. Financial Statements.
                              Morgan's Foods, Inc.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (unaudited)
--------------------------------------------------------------------------------

                                                           Quarter Ended
                                               --------------------------------------
                                               November 5, 2000      November 7, 1999
                                               ----------------      ----------------
Revenues .................................        $ 18,719,000         $ 19,520,000

Cost of sales:
 Food, paper and beverage ................           6,109,000            6,153,000
 Labor and benefits ......................           5,001,000            5,229,000
Restaurant operating expenses ............           4,753,000            4,755,000
Depreciation and amortization ............             936,000              820,000
General and administrative expenses ......           1,277,000            1,082,000
Loss on sale or disposal
 of restaurant assets (Note 6) ...........             205,000               51,000
                                                  ------------         ------------
Operating income .........................             438,000            1,430,000
Interest Expense:
 Bank debt and notes payable .............          (1,143,000)          (1,025,000)
 Capital leases ..........................             (19,000)             (24,000)
Other income and expense, net ............              52,000               35,000
                                                  ------------         ------------
Income (loss) from continuing operations
 before income taxes .....................            (672,000)             416,000
Provision for income taxes ...............               3,000                3,000
                                                  ------------         ------------
Income (loss) from continuing operations .            (675,000)             413,000
Gain from discontinued operations (Note 3)             137,000                 --
                                                  ------------         ------------
Net income (loss) ........................        $   (538,000)        $    413,000
                                                  ============         ============
Basic and diluted income (loss) per
common share (Note 5):
 Income (loss) from continuing operations         $       (.23)        $        .14
 Income from discontinued operations .....                 .05                 --
                                                  ------------         ------------
 Net income (loss) per share .............        $       (.18)        $        .14
                                                  ============         ============
Weighted average number of
 shares outstanding ......................           2,937,572            2,910,839


                 See notes to consolidated financial statements.

                          PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

                              Morgan's Foods, Inc.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (unaudited)
--------------------------------------------------------------------------------

                                                        Thirty-Six Weeks Ended
                                                 --------------------------------------
                                                 November 5, 2000      November 7, 1999
                                                 ----------------      ----------------
Revenues ..................................        $ 55,567,000         $ 40,817,000

Cost of sales:
 Food, paper and beverage .................          17,706,000           12,691,000
 Labor and benefits .......................          14,835,000           10,708,000
Restaurant operating expenses .............          13,705,000            9,894,000
Depreciation and amortization .............           2,723,000            1,638,000
General and administrative expenses .......           3,851,000            2,749,000
Loss on sale or disposal
 of restaurant assets (Note 6) ............             421,000              130,000
                                                   ------------         ------------
Operating income ..........................           2,326,000            3,007,000
Interest Expense:
 Bank debt and notes payable ..............          (3,389,000)          (1,918,000)
 Capital leases ...........................             (57,000)             (60,000)
Other income and expense, net .............             118,000               60,000
                                                   ------------         ------------
Income (loss) from continuing operations
 before income taxes ......................          (1,002,000)           1,089,000
Provision for income taxes ................              10,000                2,000
                                                   ------------         ------------
Income (loss) from continuing operations ..          (1,012,000)           1,087,000
Gain (loss) from discontinued
 operations (Note 3) ......................             137,000             (629,000)
                                                   ------------         ------------
Net income (loss) .........................        $   (875,000)        $    458,000
                                                   ============         ============
Basic and diluted income (loss) per
common share (Note 5):
 Income (loss) from continuing operations .        $       (.35)        $        .37
 Income (loss) from discontinued operations                 .05                 (.21)
                                                   ------------         ------------
 Net income (loss) per share ..............        $       (.30)        $        .16
                                                   ============         ============
Weighted average number of
 shares outstanding .......................           2,928,441            2,910,839


                 See notes to consolidated financial statements.

                              Morgan's Foods, Inc.

                           CONSOLIDATED BALANCE SHEETS

                                   (unaudited)

--------------------------------------------------------------------------------


                                                     November 5, 2000     February 27, 2000
                                                     ----------------     -----------------
ASSETS
 Current assets:
  Cash and equivalents .........................        $  4,413,000         $  4,612,000
  Receivables ..................................              99,000              112,000
  Inventories ..................................             518,000              583,000
  Prepaid expenses .............................             257,000              357,000
  Assets held for sale (Note 3) ................                --                653,000
                                                        ------------         ------------
                                                           5,287,000            6,317,000
 Property and equipment:
  Land .........................................          10,804,000           10,861,000
  Buildings and improvements ...................          17,693,000           16,560,000
  Property under capital leases ................           1,171,000            1,171,000
  Leasehold improvements .......................           7,368,000            6,837,000
  Equipment, furniture and fixtures ............          17,946,000           17,158,000
  Construction in progress .....................             134,000              425,000
                                                        ------------         ------------
                                                          55,116,000           53,012,000
  Less accumulated depreciation and amortization          13,547,000           12,179,000
                                                        ------------         ------------
                                                          41,569,000           40,833,000
 Other assets ..................................           1,647,000            1,748,000
 Franchise agreements ..........................           2,291,000            2,242,000
 Deferred taxes ................................             600,000              600,000
 Acquired franchise rights .....................          10,075,000           10,448,000
                                                        ------------         ------------
                                                        $ 61,469,000         $ 62,188,000
                                                        ============         ============
LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
    Current maturities of long-term debt .......        $  2,037,000         $  1,762,000
    Current maturities of capital lease
      obligations (Note 3) .....................             102,000              969,000
    Accounts payable ...........................           3,350,000            4,089,000
    Accrued liabilities ........................           2,953,000            3,725,000
                                                        ------------         ------------
                                                           8,442,000           10,545,000
  Long-term debt (Note 4) ......................          51,363,000           49,968,000
  Long-term capital lease obligations ..........             672,000              745,000
  Advance on supply agreements (Note 1) ........             902,000                 --

SHAREHOLDERS' EQUITY
Preferred shares, 1,000,000 shares authorized,
  no shares outstanding
Common Stock
 Authorized shares - 25,000,000
 Issued shares - 2,969,405 .....................              30,000               30,000
 Treasury stock - 31,833 in fiscal 2001,
   46,678 in fiscal 2000 .......................             (76,000)            (111,000)
Capital in excess of stated value ..............          28,875,000           28,875,000
Accumulated deficit ............................         (28,739,000)         (27,864,000)
                                                        ------------         ------------
Total shareholders' equity .....................              90,000              930,000
                                                        ------------         ------------
                                                        $ 61,469,000         $ 62,188,000
                                                        ============         ============


                See notes to consolidated financial statements.

                              Morgan's Foods, Inc.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                   (unaudited)

                                                                                            Capital in                     Total
                                   Common Shares                Treasury Shares           excess of     Accumulated  Shareholders'
                               Shares         Amount        Shares          Amount      stated value     Deficit        Equity
                              ----------   ------------  ------------    ------------   ------------  ------------   ------------

Balance, February 28, 1999 .   2,969,405   $     30,000       (58,566)   $   (139,000)  $ 28,875,000  $(27,518,000)  $  1,248,000

Net loss ...................        --             --            --              --             --        (346,000)      (346,000)

Issue of treasury shares for
 401(k) contributions ......        --             --          11,888          28,000           --            --           28,000
                              ----------   ------------  ------------    ------------   ------------  ------------   ------------
Balance, February 27, 2000 .   2,969,405         30,000       (46,678)       (111,000)    28,875,000   (27,864,000)       930,000

Net loss ...................        --             --            --              --             --        (875,000)      (875,000)

Issue of treasury shares for
  401(k) contributions .....        --             --          14,845          35,000           --            --           35,000
                              ----------   ------------  ------------    ------------   ------------  ------------   ------------
Balance, November 5, 2000 ..   2,969,405   $     30,000       (31,833)       $(76,000)  $ 28,875,000  $(28,739,000)  $     90,000
                              ==========   ============  ============    ============   ============  ============   ============

                 See notes to consolidated financial statements

                              Morgan's Foods, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (unaudited)

                                                              Thirty-Six Weeks Ended
                                                        -----------------------------------
                                                        November 5, 2000  November 7, 1999
                                                        ----------------  ----------------
Cash flows from operating activities:
   Net income (loss) ...................................   $   (875,000)   $    458,000
 Adjustments to reconcile to net cash
  provided by operating activities:
      Depreciation and amortization ....................      2,723,000       1,638,000
      Amortization of supply agreement advances (Note 1)        (69,000)           --
      Funding from supply agreements (Note 1) ..........        971,000            --
      Loss on sale or disposal of
       restaurant assets ...............................        421,000         130,000
      Change in assets and liabilities:
       Decrease in receivables .........................         13,000          14,000
       Decrease (increase) in inventories ..............         65,000        (356,000)
       Decrease in prepaid expenses ....................        100,000         148,000
       (Increase) in other assets ......................        (11,000)     (1,226,000)
       Increase (decrease) in accounts payable .........       (739,000)      2,807,000
       Increase (decrease) in accrued liabilities ......       (243,000)      2,670,000
                                                           ------------    ------------
   Net cash provided by operating activities ...........      2,356,000       6,283,000
                                                           ------------    ------------
Cash flows from investing activities:
    Capital expenditures ...............................     (3,112,000)    (26,952,000)
    Purchase of franchise agreements and
     acquired franchise rights .........................       (175,000)    (11,960,000)
    Proceeds from sale of restaurant assets ............          2,000           4,000
                                                           ------------    ------------
    Net cash used in investing activities ..............     (3,285,000)    (38,908,000)
                                                           ------------    ------------
Cash flows from financing activities:
    Proceeds from issuance of long-term debt,
     net of financing costs ............................      3,025,000      37,410,000
 Principal payments on long-term debt ..................     (1,355,000)       (635,000)
 Principal payments on capital
    lease obligations ..................................       (940,000)       (528,000)
                                                           ------------    ------------
   Net cash provided by financing activities ...........        730,000      36,247,000
                                                           ------------    ------------
   Net change in cash and equivalents ..................       (199,000)      3,622,000
   Cash and equivalents, beginning balance .............      4,612,000       2,655,000
                                                           ------------    ------------
   Cash and equivalents, ending balance ................   $  4,413,000    $  6,277,000
                                                           ============    ============
Noncash investing and financing activities -
 Capital leases ........................................   $       --      $    435,000
                                                           ============    ============



                 See notes to consolidated financial statements.

                              Morgan's Foods, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              QUARTERS ENDED NOVEMBER 5, 2000 AND NOVEMBER 7, 1999
                                   (unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The interim consolidated financial statements of Morgan's Foods, Inc. have been prepared without audit. In the opinion of Company Management, all adjustments have been included. Unless otherwise disclosed, all adjustments consist only of normal recurring adjustments necessary for a fair statement of results of operations for the interim periods. In the second quarter of fiscal year 2001, the Company adopted the operating statement classification requirements of EITF 00-14, Accounting for Certain Sales Incentives. Such sales incentives have been reclassified from revenues to operating expenses for all periods presented. The classification change has no affect on previously reported results of operations. These unaudited financial statements have been prepared using the same accounting principles that were used in preparation of the Company's annual report on Form 10-K for the year ended February 27, 2000 except for the adoption of EITF 00-14. During the second quarter the Company received $971,000 from its largest beverage distributor for signing a twelve year beverage supply and marketing agreement. The Company amortizes these advances as a reduction of beverage cost of sales over the term of the related contract using the straight-line method.

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

         The allocation of the purchase price is as follows:

                           Land                                          $  6,950,000
                           Buildings                                        6,475,000
                           Leasehold Improvements                           3,455,000
                           Equipment                                        4,550,000
                           Franchise Agreements                             1,615,000
                           Acquired Franchise Rights                       10,695,000
                                                                       --------------
                                Total                                     $33,740,000
                                                                          ===========

       The following unaudited pro forma results for the thirty-six weeks ended November 7, 1999, were developed assuming that all of the acquired units previously described had been acquired at the beginning of the period. The unaudited pro forma data shown below is not necessarily indicative of the consolidated results that would have occurred had the acquisition taken place at the beginning of the period nor are they necessarily indicative of results that may occur in the future.


                                                                          PRO FORMA RESULTS
                                                            (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                                                                       THIRTY-SIX WEEKS ENDED
                                                                           NOVEMBER 7, 1999
                                                                           ----------------
Total revenue                                                                   $61,235
Net loss from continuing operations                                              (1,294)
Net loss per share from continuing operations                                      (.44)

NOTE 3. DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

         The Company sold the one remaining former East Side Mario's location and the liquor license and equipment during the third quarter of fiscal 2001. The cash received as a result of these transactions was used to pay off the capital lease obligations, purchase the leased property to be sold and other expenses of the transactions. Certain assets of the East Side Mario's operations are shown in the Consolidated Balance Sheet as "Assets held for sale". The results of operations of the discontinued segment are shown in the Consolidated Statements of Operations as "Gain (loss) from discontinued operations" and there is no tax effect of the gain or loss. The Company recorded a gain on the disposal of the remaining assets. The East Side Mario's restaurants formerly operated by the Company began in March 1993 and encompassed six locations by April 1995. Comparable restaurant revenues for the East Side Mario's segment had declined since fiscal 1996 and the restaurant concept was not appropriately supported by the franchisor. The assets being held for sale and the related capitalized lease obligations were classified as current assets and current liabilities respectively.

         The Consolidated Balance Sheets at February 27, 2000, included assets and liabilities related to the former East Side Mario's restaurants, which are being accounted for as a discontinued operation, the details of which are listed below:

                                                  FEBRUARY 27, 2000
                                                  -----------------
Current assets                                       $     11,000
Assets held for sale                                      653,000
                                                     ------------
Total assets                                              664,000
Current liabilities                                     1,236,000
                                                     ------------
Net liabilities                                      $   (572,000)
                                                     ============

       The results of operations for the East Side Mario's segment, reported separately as a loss from discontinued operations in the Consolidated Statement of Operations, are as follows:

                                                      TWELVE WEEKS ENDED                  THIRTY-SIX WEEKS ENDED
                                                      ------------------                  ----------------------
                                                       NOVEMBER 7, 1999                      NOVEMBER 7, 1999
                                                       ----------------                      ----------------
Total Revenue                                          $1,404,000                               $4,496,000
                                                       ==========                               ==========
Loss from operations of discontinued
    East Side Mario's restaurants                      $      -                                 $ (629,000)
                                                       ==============                           ==========

NOTE 4. LONG-TERM DEBT

         Certain of the Company's debt arrangements require the maintenance of consolidated fixed charge coverage ratio of 1.2 to 1 and individual restaurant coverage ratios of 1.4 to 1. The Company's primary lender has elected to measure this covenant at February 25, 2001. Based upon the Company's analysis it appears that the Company will be in violation of these covenants at February 25, 2001. If the Company is not in full compliance with maintaining the required coverage ratios, the Company will attempt to obtain a waiver of these violations from the lender. If the Company is unable to obtain a waiver, the violations could be deemed to be an event of default whereby the lender would have the option to declare all or a part of the debt immediately due and payable or to allow the technical default to continue.

NOTE 5. INCOME (LOSS) PER COMMON SHARE

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

NOTE 6. IMPAIRMENT OF LONG-LIVED ASSETS

         The cash flow forecasts for one of the Company's restaurants demonstrates continuing losses. Based upon this the Company performed an analysis comparing the net book value of this restaurants assets to the fair value of the assets. Fair value was determined by review of recent sales transactions. Based upon this analysis the Company recorded an impairment loss of $133,000 which is included in the loss on sale or disposal of restaurants assets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         DESCRIPTION OF BUSINESS. Morgan's Foods, Inc. ("the Company") operates through wholly-owned subsidiaries Kentucky Fried Chicken ("KFC") restaurants under franchises from KFC Corporation, Taco Bell restaurants under franchises or licenses from Taco Bell Corporation and Pizza Hut Express restaurants under licenses from Pizza Hut Corporation. As of December 20, 2000, the Company operates 77 KFC restaurants, 8 Taco Bell restaurants, 17 KFC/Taco Bell "2n1's" under franchises from KFC Corporation and franchises or licenses from Taco Bell Corp., and 2 Taco Bell/Pizza Hut Express "2n1's". The Company formerly operated six East Side Mario's restaurants, a business segment which the Company had previously chosen to discontinue (see Note 3). The Company's fiscal year is a 52
- 53 week year ending on the Sunday nearest the last day of February.

         REVENUES. Revenues for the quarter ended November 5, 2000 were $18,719,000 compared to $19,520,000 for the quarter ended November 7, 1999. This decrease of $801,000 included an increase $839,000 in revenues generated by two new KFC/Taco Bell "2n1's" and one new KFC which were built since the third quarter of fiscal 2000, two Taco Bell's which were converted to Taco Bell/Pizza Hut Express "2n1's" and two Taco Bell's which were converted to KFC/Taco Bell "2n1's". The increase was offset by a 7.7% decrease in comparable restaurant revenues and $245,000 in lost sales due to restaurants being permanently or temporarily closed. The decline in comparable restaurant revenues was primarily the result of ineffective product promotions by the franchisors during the quarter. Revenues for the thirty-six weeks ended November 5, 2000 were $55,567,000 compared to $40,817,000 for the thirty-six weeks ended November 7, 1999. The increase was attributable to $16,331,000 of revenues generated by the 56 KFC's and Taco Bell's which were acquired, two new KFC's and two new KFC/Taco Bell "2n1"s which were built, two Taco Bell's which were converted to Taco Bell/Pizza Hut Express "2n1"s and two Taco Bell's which were converted to KFC/Taco Bell "2n1"s. This increase was partially offset by a 3.2% decrease in comparable restaurant revenues and $879,000 in lost sales due to restaurants being permanently or temporarily closed.

         COSTS OF SALES - FOOD, PAPER AND BEVERAGES. Food, paper and beverage costs for the fiscal 2001 third quarter increased as a percentage of revenue from 31.5% in fiscal 2000 to 32.6%. This increase was primarily the result of the inefficiencies from lower average restaurant volumes, an increase in chicken prices and unfavorable contract pricing due to the Company's primary supplier entering Chapter 11 bankruptcy. Food, paper and beverage costs for the thirty-six weeks ended November 7, 2000 increased to 31.9% of revenue compared to 31.1% in the year earlier period for the reasons discussed above.

         COST OF SALES - LABOR AND BENEFITS. Labor and benefits were substantially unchanged as a percentage of revenue for the quarter ended November 5, 2000 at 26.7% compared to 26.8% for the year earlier quarter. Labor and benefits increased as a percentage of revenue for the thirty-six weeks ended November 5, 2000 from 26.2% to 26.7% due to lower average restaurant volumes and increased labor rates.

         RESTAURANT OPERATING EXPENSES. Restaurant operating expenses increased as a percentage of revenue to 25.4% in the third quarter of fiscal 2001 compared to 24.4% in the third quarter of fiscal 2000 due mainly to lower average restaurant volumes. Restaurant operating expenses for the thirty-six weeks ended November 5, 2000 increased to 24.7% of revenue compared 24.2% of revenue in the comparable prior year period primarily due to the first quarter advertising expenses to promote the introduction of five new sandwiches and the reason discussed above.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the fiscal 2001 third quarter increased to $936,000 compared to $820,000 in the prior year third quarter. The increase is primarily due to the addition of the KFC and Taco Bell restaurants discussed above. Depreciation and amortization for the thirty-six weeks ended November 5, 2000 increased to $2,723,000 from $1,638,000 for the year earlier period for the reasons discussed above.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $1,277,000 in the third quarter of fiscal 2001 from $1,082,000 in the third quarter of fiscal 2000. This increase of $195,000 was mainly the result of $90,000 in fees accrued to pay an advisor to solicit indications of interest for the Company and increased health and welfare costs. General and administrative expense as a percentage of sales also increased from 5.5% to 6.8%. The Company has reorganized its field management staff, implemented several automation projects and has put in place and is evaluating other changes to its administrative structure with the intention of reducing general and administrative expenses. General and administrative expenses for the thirty-six weeks ended November 5, 2000 increased to $3,851,000 compared to $2,749,000 for the year earlier period which was mainly the result of adding the costs and resources necessary to support the additional restaurants and for the reasons discussed above. Due to the lower average restaurant volumes, general and administrative expense increased as a percentage of revenues to 6.9% compared to 6.7% in the prior year period.

         LOSS ON SALE OR DISPOSAL OF RESTAURANT ASSETS. The loss on disposal of restaurant assets increased to $205,000 in the third quarter of fiscal 2001 from $51,000 in fiscal 2000 which was the result of an impairment loss of $133,000 for the excess of net book value over fair value of a restaurant (see Note 7 for further details) and an increase in the reserve for the costs necessary to dispose of previously closed restaurants.

         OPERATING INCOME. Operating income in the third quarter of fiscal 2001 decreased to $438,000 or 2.3% of revenue compared to $1,430,000 or 7.3% for the third quarter of fiscal 2000. Operating income for the thirty-six weeks ended November 5, 2000 decreased to $2,326,000 or 4.2% of revenue from $3,007,000 or 7.4%.

         INTEREST EXPENSE. Interest expense on bank debt increased to $1,143,000 in the third quarter of fiscal 2001 from $1,025,000 in fiscal 2000 due to higher debt balances during the fiscal 2001 quarter necessary to fund the acquisition and construction of restaurants during the past year. Interest expense on bank debt for the thirty-six weeks ended November 5, 2000 increased to $3,389,000 from $1,918,000 for the same reasons discussed above. Interest expense on capitalized leases was substantially unchanged from the prior year third quarter and for the thirty-six weeks.

         OTHER INCOME. Other income for the quarter ended November 5, 2000 increased to $52,000 from $35,000 in the prior year third quarter. The increase is due mainly to increased discounts on the payment of sales tax. Other income for the thirty-six weeks ended November 5, 1999 increased to $118,000 from $60,000 due to the reasons discussed above.

         PROVISION FOR INCOME TAXES. The provision for income taxes is substantially unchanged from the prior year for both the quarter and the thirty-six weeks.

         DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE. On September 3, 1999, Management made the decision to discontinue the operation of its East Side Mario's restaurant segment. The Company sold the one remaining former East Side Mario's location and the liquor license and equipment during the third quarter of fiscal 2001. The cash received as a result of these transactions was used to pay off the capital lease obligations, purchase the leased property to be sold and other expenses of the transactions. Certain assets of the East Side Mario's operations are shown in the Consolidated Balance Sheet as "Assets held for sale". The results of operations of the discontinued segment are shown in the Consolidated Statements of Operations as "Gain (loss) from discontinued operations" and there is no tax effect of the loss. The Company recorded a gain on the disposal of the remaining assets.

         LIQUIDITY AND CAPITAL RESOURCES. Cash flow activity for the thirty-six weeks of fiscal 2001 and fiscal 2000 is presented in the Consolidated Statements of Cash Flows. Cash provided by operating activities was $2,356,000 for the thirty-six weeks ended November 5, 2000. The Company paid scheduled long-term bank and capitalized lease debt of $2,295,000 in the first thirty-six weeks of fiscal 2001 and received financing of $3,025,000 to fund the building of two KFC/Taco Bell "2n1's", the conversion of a Taco Bell to a KFC/Taco Bell "2n1" and the installation of new point of sale devices in several restaurants. The Company also received $971,000 from its largest beverage distributor for signing a twelve year beverage supply and marketing agreement.

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

         Certain of the Company's debt arrangements require the maintenance of consolidated fixed charge coverage ratio of 1.2 to 1 and individual restaurant coverage ratios of 1.4 to 1. The Company's primary lender has elected to measure this covenant at February 25, 2001. Based upon the Company's analysis it appears that the Company will be in violation of these covenants at February 25, 2001. If the Company is not in full compliance with maintaining the required coverage ratios, the Company will attempt to obtain a waiver of these violations from the lender. If the Company is unable to obtain a waiver, the violations could be deemed to be an event of default whereby the lender would have the option to declare all or a part of the debt immediately due and payable or to allow the technical default to continue.

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

         The evaluation of strategic alternatives, for which the Company retained CNL Advisory Services, Inc. on October 13, 2000, is continuing. CNL is soliciting indications of interest from potential purchasers of the Company and updates will be issued regarding any significant developments in the process.

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

                                              Morgan's Foods, Inc.
                                 ---------------------------------------------
                                                  (Registrant)


Dated:  December 20, 2000        By: /s/  Kenneth L. Hignett
                                     --------------------------------------
                                      Kenneth L. Hignett
                                      Senior Vice President,
                                      Chief Financial Officer & Secretary