Form 10-K405
period 2001-02-25
MORGANS FOODS INC
filed 2001-05-29
CIK 68145

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                 Annual Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For the fiscal year ended   February 25, 2001  Commission File Number    0-3833
                         ----------------------                      -----------

                              MORGAN'S FOODS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Ohio                                       34-0562210
------------------------------------             ----------------------------
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
                                                    ----------------------------

Securities registered pursuant to Section 12 (b) of the Act:

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of May 9, 2001, the aggregate market value of the common stock held by nonaffiliates of the Registrant was $1,394,053.

         As of May 9, 2001, the Registrant had 2,969,405 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III incorporates by reference certain information from the definitive Proxy Statement to security holders for the 2001 annual meeting, to be filed with the Securities and Exchange Commission on or before June 22, 2001.

                              MORGAN'S FOODS, INC.

                                     PART I


ITEM 1.  BUSINESS.

         GENERAL. Morgan's Foods, Inc. ("the Company") operates through wholly-owned subsidiaries KFC restaurants under franchises from KFC Corporation, Taco Bell restaurants under franchises or licenses from Taco Bell Corporation and Pizza Hut Express restaurants under licenses from Pizza Hut Corporation. As of May 24, 2001, the Company operates 76 KFC restaurants, 8 Taco Bell restaurants, 17 KFC/Taco Bell "2n1's" under franchises from KFC Corporation and franchises or licenses from Taco Bell Corporation, and 2 Taco Bell/Pizza Hut Express "2n1's". The Company formerly operated six East Side Mario's restaurants, a business segment which the Company had previously chosen to discontinue (see Note 3 to the consolidated financial statements). The Company's fiscal year is a 52 - 53 week year ending on the Sunday nearest the last day of February.

         RESTAURANT OPERATIONS. The Company's KFC restaurants prepare and sell the distinctive KFC branded chicken products along with related food items. All containers and packages bear KFC trademarks. The Company's Taco Bell restaurants prepare and sell a full menu of quick service Mexican food items using the appropriate Taco Bell containers and packages. The KFC/Taco Bell "2n1" restaurants operated under franchise agreements from KFC Corporation and license agreements from Taco Bell Corporation prepare and sell a limited menu of Taco Bell items as well as the full KFC menu while those operated under franchise agreements from both KFC Corporation and Taco Bell Corporation offer a full menu of both KFC and Taco Bell items. The Taco Bell/Pizza Hut Express "2n1" restaurants prepare and sell a full menu of Taco Bell items and a limited menu of Pizza Hut items. The East Side Mario's restaurants were full service, mid-priced, casual family restaurants inspired by New York City's famous "Little Italy" district of the 1950's.

         Of the 103 KFC, Taco Bell and "2n1" restaurants operated by the Company as of May 24, 2001, 16 are located in Ohio, 60 in Pennsylvania, 16 in Missouri, 2 in Illinois, 7 in West Virginia and 2 in New York. The Company was one of the first KFC Corporation franchisees and has operated in excess of 20 KFC franchises for more than 25 years. Operations relating to these units are seasonal to a certain extent, with higher sales generally occurring in the summer months.

         FRANCHISE AGREEMENTS. All of the Company's KFC and Taco Bell restaurants are operated under franchise agreements with KFC Corporation and Taco Bell Corporation, respectively. The Company's KFC/Taco Bell "2n1" restaurants are operated under franchises from KFC Corporation and either franchises or licenses from Taco Bell Corporation. The Taco Bell/Pizza Hut Express "2n1's" are operated under franchises from Taco Bell Corporation and licenses from Pizza Hut Corporation. The Company considers retention of these agreements to be important to the success of its restaurant business and believes that its relationships with KFC Corporation, Taco Bell Corporation and Pizza Hut Corporation are satisfactory. For KFC products, the Company is required to pay royalties of 4% of gross revenues and to expend an additional 5% of gross revenues on national and local advertising pursuant to its franchise agreements. For Taco Bell products in KFC/Taco Bell "2n1" restaurants operated under license agreements from Taco Bell Corporation and franchise agreements from KFC Corporation the Company is required to pay royalties of 10% of Taco Bell gross revenues and to make advertising fund contributions of 1/2% of Taco Bell gross revenue. For Taco Bell product sales in Taco Bell restaurants operated under franchises the Company is required to pay royalties of 5.5% of gross revenues and to expend an additional 4.5% of gross revenues on national and local advertising.

                              MORGAN'S FOODS, INC.

For Pizza Hut products in Taco Bell/Pizza Hut Express "2n1" restaurants the Company is required to pay royalties of 5.5% of Pizza Hut gross revenues and to expend an additional 4.5% of Pizza Hut gross revenues on national and local advertising. In May 1997, the Company renewed substantially all of its existing franchise agreements for twenty years. New 20 year franchise agreements were obtained for all 54 restaurants acquired in July 1999. Subject to satisfying KFC and Taco Bell requirements for restaurant image and other matters, franchise agreements are renewable at the Company's option for successive ten year periods. The franchise and license agreements provide that each KFC, Taco Bell and Pizza Hut Express unit is to be inspected by KFC Corporation and Taco Bell Corporation, respectively, approximately three or four times per year. These inspections cover product preparation and quality, customer service, restaurant appearance and operation.

         COMPETITION. The quick service restaurant business is highly competitive. Each of the Company's KFC, Taco Bell and "2n1" restaurants competes directly or indirectly with a large number of national and regional restaurant operations, as well as with locally owned restaurants, drive-ins, diners and numerous other establishments which offer low- and medium-priced chicken, Mexican food and pizza to the public.

         The Company's KFC, Taco Bell, KFC/Taco Bell "2n1" and Taco Bell/Pizza Hut Express "2n1" restaurants rely on innovative marketing techniques and promotions to compete with other restaurants in the areas in which they are located. The Company's competitive position is also enhanced by the national advertising programs sponsored by KFC Corporation, Taco Bell Corporation, Pizza Hut Corporation and their franchisees. Emphasis is placed by the Company on its control systems and the training of personnel to maintain high food quality and good service. The Company believes that its KFC, Taco Bell and "2n1" restaurants are competitive with other quick service restaurants on the basis of the important competitive factors in the restaurant business which include, primarily, restaurant location, product price, quality and differentiation, and also restaurant and employee appearance.

         SUPPLIERS. The Company has been able to obtain sufficient supplies to carry on its business and believes it will be able to do so in the future.

         GROWTH. During fiscal 2001, the Company completed construction of KFC/Taco Bell "2n1" restaurants in New Martinsville, WV and Lakewood, NY, added a concept to three restaurants located in Pennsylvania, closed 5 KFC restaurants and sold the one remaining former East Side Mario's location. On July 14, 1999 the Company acquired the assets of 54 existing KFC and Taco Bell restaurants and the land and building of a non-operating KFC restaurant from various subsidiaries of Tricon Global Restaurants, Inc. See Note 2 to the consolidated financial statements for further details. As part of this acquisition, the Company was granted the rights to develop 20 KFC, Taco Bell or KFC/Taco Bell "2n1" restaurants in specific geographic areas. Under the agreement, five restaurants are required to be developed each year over a four year period. Also, during fiscal 2000, the Company acquired two KFC restaurants in the Erie, PA market area and completed construction of restaurants in Calcutta, OH and Troy, IL. On December 9, 1999 the Company sold four of the remaining five former East Side Mario's restaurant locations to Steak & Ale, a division of Metromedia Restaurants Group. See Note 3 to the consolidated financial statements for further details. During fiscal 1999, the Company completed construction of a new KFC restaurant in Boardman, OH and acquired four KFC restaurants in the Erie, PA market area, two KFC restaurants in the Jamestown, NY area

                              MORGAN'S FOODS, INC.

and two KFC restaurants in the St. Louis market area. During fiscal 1999, the Company also ceased operations at its East Side Mario's restaurant in Mayfield Heights, OH and liquidated its leasehold interest subsequent to the end of the fiscal year.

         EMPLOYEES. As of May 24, 2001, the Company employed approximately 2,028 persons, including 51 administrative and 196 managerial employees. The balance are hourly employees, most of whom are part-time. None of the restaurant employees are represented by a labor union. The Company considers its employee relations to be satisfactory.


ITEM 2.  PROPERTIES.

         The Company leases approximately 6,071 square feet of space for its headquarters in Cleveland, Ohio. The lease expires February 28, 2002 and the rent under the current term is $8,120 per month. The lease also contains a renewal option of five years, which may be exercised by the Company. The Company also leases space for a regional office in Youngstown, OH, which is used to assist in the operation of the KFC, Taco Bell and "2n1" restaurants.

         Of the 103 KFC, Taco Bell and "2n1" restaurants, the Company owns the land and building for 57 locations, owns the building and leases the land for 21 locations and leases the land and building for 25 locations. 56 of the owned properties are subject to mortgages. Additionally, the Company leases the land and building for two closed locations. Remaining lease terms (including renewal options) range from 1 to 26 years and average approximately 15 years. These leases generally require the Company to pay taxes and utilities, to maintain casualty and liability insurance, and to keep the property in good repair. The Company pays annual rental for each leased KFC or Taco Bell restaurant in amounts ranging from $11,000 to $86,000. In addition, 16 of these leases require payment of additional rentals based on a percentage of gross sales in excess of certain base amounts. Sales for 5 KFC and Taco Bell restaurants exceeded the respective base amounts in fiscal 2001.

         The Company believes that its restaurants are generally efficient, well equipped and maintained and in good condition.


ITEM 3.  LEGAL PROCEEDINGS.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to security holders for a vote during the last quarter of the Company's fiscal year ended February 25, 2001.

                              MORGAN'S FOODS, INC.

EXECUTIVE OFFICERS OF THE COMPANY

         The Executive Officers and other Officers of the Company are as follows:


                                     POSITION WITH
       NAME              AGE           REGISTRANT              OFFICER SINCE
-------------------      ---     -----------------------       -------------
EXECUTIVE OFFICERS:

Leonard Stein-Sapir      62      Chairman of the Board          April 1989
                                 and Chief Executive
                                 Officer

James J. Liguori         52      President and Chief            June 1979
                                 Operating Officer

Kenneth L. Hignett       54      Senior Vice President-         May 1989
                                 Chief Financial Officer
                                 & Secretary

OTHER OFFICERS:

Barton J. Craig          52      Senior Vice President -        January 1994
                                 General Counsel

Vincent J. Oddi          58      Vice President-                September 1979
                                 Restaurant Development

Ramesh J. Gursahaney     52      Vice President-                January 1991
                                 Operations Services


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

                                                         PRICE RANGE
                                                        HIGH      LOW
                                                       ---------------
YEAR ENDED FEBRUARY 25, 2001:
                    1st Quarter ...................... $3.25    $2.19
                    2nd Quarter ......................  2.75     1.88
                    3rd Quarter ......................  2.25     1.50
                    4th Quarter ......................  1.75      .50

YEAR ENDED FEBRUARY 27, 2000:
                    1st Quarter ...................... $5.50    $2.63
                    2nd Quarter ......................  4.75     3.13
                    3rd Quarter ......................  3.88     2.88
                    4th Quarter ......................  3.75     2.63

         As of May 9, 2001, the Company had approximately 1,002 shareholders of record. The Company has paid no dividends since fiscal 1975.


ITEM 6.  SELECTED FINANCIAL DATA.

         The following selected financial information for each of the five fiscal years in the period ended February 25, 2001, is derived from, and qualified in its entirety by, the consolidated financial statements of the Company. The following selected financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the notes thereto included elsewhere in this Report.

                              MORGAN'S FOODS, INC.

                 Dollars in thousands except per share amounts.

                                                         YEARS ENDED
                                -----------------------------------------------------------
                                FEBRUARY 25, FEBRUARY 27, FEBRUARY 28, MARCH 1,    MARCH 2,
                                     2001        2000        1999        1998        1997
                                ------------ ------------ ------------ --------    --------
Revenues (4) ..................   $ 78,140    $ 63,606    $ 32,187    $ 29,145    $ 27,708
Cost of sales:
  Food, paper and beverage ....     24,378      19,955      10,510       9,600       9,259
  Labor and benefits ..........     20,702      16,978       7,894       7,285       6,503
Restaurant operating expenses .     19,795      15,523       7,633       7,032       6,838
Depreciation and amortization .      3,962       2,778       1,389       1,282       1,227
General and administrative
 expenses .....................      5,516       4,420       2,810       2,668       2,513
Loss on restaurant assets .....        597         213          11          98       1,487
                                  --------    --------    --------    --------    --------
Operating income (loss) .......      3,190       3,739       1,940       1,180        (119)
Income (loss) from
 continuing operations before
 extraordinary items ..........     (1,693)        283         913         323        (768)
Extraordinary loss on early
 extinguishment of debt (2) ...       --          --          (287)       --          --
Gain (loss) from discontinued
 operations (3) ...............        150        (629)     (1,634)     (1,251)     (3,237)
                                  --------    --------    --------    --------    --------
Net loss ......................     (1,543)       (346)     (1,008)       (928)     (4,005)
Basic and diluted income (loss)
 per common share (1):
  Income (loss) from
    continuing operations .....       (.58)        .10         .31         .11        (.27)
  Loss on early extinguishment
    of debt ...................       --          --          (.10)       --          --
  Gain (loss) from
   discontinued operations ....        .05        (.22)       (.56)       (.42)      (1.10)
                                  --------    --------    --------    --------    --------
  Net loss ....................       (.53)       (.12)       (.35)       (.31)      (1.37)
Working capital (deficiency) ..     (2,454)     (4,228)     (2,182)     (2,046)       (884)
Total assets ..................     61,554      62,188      24,011      20,110      19,312
Long-term debt ................     51,046      49,968      13,094       7,815       6,474
Long-term capital lease
 obligations ..................        651         745       4,244       5,019       4,847

Shareholders' equity (deficit)        (578)        930       1,248       2,256       3,300

           (1) Computed based upon the weighted average number of common and common equivalent shares outstanding during each year, which were 2,931,227 in 2001, 2,912,894 in 2000, 2,910,839 in 1999, 2,936,877 in 1998 and 2,967,574 in
1997.

         (2) Prepayment penalty, write off of deferred financing and early buy-out of capitalized leases costs related to early extinguishment of debt.

         (3) The results of operations of the former East Side Mario's restaurant segment.

         (4) During fiscal year 2001, the Company adopted the operating statement classification requirements of EITF 00-14, Accounting for Certain Sales Incentives. Such sales incentives in prior periods have been reclassified from revenues to operating expenses to conform with the current presentation.

                              MORGAN'S FOODS, INC.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         RESULTS OF OPERATIONS. During fiscal 1999 through 2001 the Company operated KFC franchised restaurants, of which several also offer Taco Bell products, in the states of Illinois, Missouri, Ohio, Pennsylvania, West Virginia and New York. On July 14, 1999 the Company acquired 12 stand alone Taco Bell units in the state of Pennsylvania. The average number of KFC and Taco Bell restaurants in operation during fiscal 2001 was 105 compared to 77 during fiscal 2000 and 44 during fiscal 1999. During fiscal 2001, the Company opened two new KFC/Taco Bell "2n1" restaurants, added a concept to three restaurants and closed four restaurants. During fiscal 2000, the Company acquired 56 restaurants and built two restaurants. During fiscal 1999, the Company acquired eight KFC restaurants and opened one new KFC restaurant.

                 SUMMARY OF EXPENSES AS A PERCENTAGE OF REVENUES

                                               2001           2000        1999
                                            ----------     ----------   --------

Cost of sales:
  Food, paper and beverage.................    31.2%          31.4%       32.7%
  Labor and benefits.......................    26.5%          26.7%       24.5%
Restaurant operating expenses..............    25.3%          24.4%       23.7%
Depreciation and amortization..............     5.1%           4.4%        4.3%
General and administrative expenses........     7.1%           6.9%        8.7%
Operating income ..........................     4.1%           5.9%        6.0%

         REVENUES. Revenue was $78,140,000 in fiscal 2001 an increase of $14,534,000 or 22.9% compared to an increase of $31,419,000 or 97.6% in fiscal 2000.

         The 22.9% increase in restaurant revenues during fiscal 2001 was the result of $16,319,000 in revenues generated by newly built or acquired restaurants. This increase was offset by a 1.4% decrease in comparable restaurant revenues and lost sales of $1,364,000 due to restaurants being permanently or temporarily closed for image enhancements. The decline in comparable restaurant revenues was primarily the result of ineffective franchisor product promotions. The 97.6% increase in restaurant revenues during fiscal 2000 was the result of a 5.1% decrease in comparable restaurant revenues, offset by $34,577,000 in revenues generated by the 56 KFC's and Taco Bell's which were acquired and the two new KFC's which were built during fiscal 2000. The decline in comparable restaurant revenues was a result of several very effective promotions in the prior year and a somewhat ineffective chicken sandwich promotion in fiscal year 2000 which also decreased chicken on the bone sales. The 10.4% increase in revenue during fiscal 1999 was due to the combination of several factors. First, sales in the comparable KFC restaurants increased 1.0%. Second, $2,569,000 in revenues were generated by eight KFC's which were acquired and one new KFC which was built during fiscal 1999.

         Revenues for the 16 weeks ended February 25, 2001 were $22,573,000, a decrease of $216,000 from the 16 weeks ended February 27, 2000. Restaurant revenues decreased $216,000 to $22,573,000 in the fiscal 2001 quarter compared to the fiscal 2000 quarter due to a comparable restaurant decrease of 2.0% and lost sales of $414,000 during the fiscal fourth quarter due to restaurants being permanently or temporarily closed for image enhancements. These revenue losses were partially offset by $625,000 in revenues generated by newly built or expanded restaurants.

                              MORGAN'S FOODS, INC.

         COST OF SALES - FOOD, PAPER AND BEVERAGE. Food, paper and beverage costs were $24,378,000 or 31.2% of sales in fiscal 2001 compared to $19,955,000 or 31.4% in fiscal 2000. Food, paper and beverage costs declined by 0.2% of sales as a result of incentive payments received or amortized to cost of sales under the Company's beverage supply and marketing agreement which was partially offset by an increase in chicken prices and unfavorable pricing for certain other products. Food, paper and beverage costs were $19,955,000 or 31.4% of sales in fiscal 2000 compared to $10,510,000 or 32.7% of sales in fiscal 1999. Food, paper and beverage costs declined by 1.3% of sales due to efficiencies from higher average restaurant volumes in the acquired and newly built restaurants, the continuation of low chicken prices and favorable contract pricing.

         For the fourth quarter of fiscal 2001, food, paper and beverage costs decreased as a percentage of sales to 29.6% from 31.9% in fiscal 2000. The decrease of 2.3% of sales was primarily due to incentive payments received or amortized to cost of sales under the Company's beverage supply and marketing agreement.

         COST OF SALES - LABOR AND BENEFITS. Labor and benefits were substantially unchanged as a percentage of revenue for the year ended February 25, 2001 at 26.5% of sales compared to 26.7% of sales for the year earlier, even though they were expected to decline after digesting the 56 restaurant acquisitions from the prior year. This higher labor and benefit cost percentage was primarily the result of reduced labor efficiency caused by lower average restaurant volumes. Labor and benefits increased to 26.7% of sales or $16,978,000 in fiscal 2000 from 24.5% of sales or $7,894,000 in fiscal 1999. The increase was primarily due to higher labor costs in the newly acquired restaurants caused by the reorganization and training necessary to assimilate the new restaurants into the operations of the Company.

         Labor and benefit costs for the fourth quarter of fiscal 2001 decreased to 26.0% of sales or $5,867,000 compared to 27.5% of sales or $6,270,000 in fiscal 2000. This decrease was a result of improved cost controls and reduced health and welfare costs during the quarter.

         RESTAURANT OPERATING EXPENSES. Restaurant operating expenses in fiscal 2001 increased to 25.3% of sales or $19,795,000 compared to 24.4% of sales or $15,523,000 in the prior year. This increase was mainly a result of increased utility and rent costs including an adjustment of $357,000 in the fourth quarter of fiscal 2001 required to recognize fixed rent escalations on a straight-line basis over the terms of the leases. Restaurant operating expenses in fiscal 2000 increased to 24.4% of sales or $15,523,000 compared to 23.7% of sales or $7,633,000 in the prior year. This was caused by increased advertising expenses as a result of the introduction and promotion of five new sandwiches during the fiscal 2000 third and fourth quarters and also some of the newly acquired restaurants having a higher local advertising co-op expense than the Company's average for its previously existing restaurants.

         Restaurant operating expenses for the fourth quarter of fiscal 2001 increased to 27.0% of sales or $6,090,000 from 24.7% of sales or $5,629,000 in the year earlier quarter. As a percentage of sales, these expenses were greater than the prior year fourth quarter primarily due to the reasons mentioned above in the full year comparison.

                              MORGAN'S FOODS, INC.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization in fiscal 2001 increased to $3,962,000 from $2,778,000 in fiscal 2000. Depreciation and amortization in fiscal 2000 increased to $2,778,000 from $1,389,000 in fiscal 1999. Both of these increases resulted from the Company's restaurant acquisitions, restaurant expansions and newly built restaurants.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $5,516,000 or 7.1% of revenues in fiscal 2001 from $4,420,000 or 6.9% of revenues in fiscal 2000. The increase of $1,096,000 was the result of operating the acquired and newly built restaurants for the entire year, fees paid to an advisor to evaluate strategic alternatives for the Company, and increased salary and benefit costs. General and administrative expenses increased to $4,420,000 or 6.9% of revenues in fiscal 2000 from $2,810,000 or 8.7% of revenues in fiscal 1999. The increase of $1,610,000 was mainly the result of adding costs and resources to support 56 additional restaurants. The incremental general and administrative expenses incurred as a result of acquiring these 56 restaurants was $1,460,000 or 4.5% of the related sales.

         LOSS ON RESTAURANT ASSETS. In fiscal 2001, the Company recorded a loss of $597,000 which was the result of the costs necessary to dispose of four closed restaurants and an impairment loss of $133,000 for the excess of net book value over fair value of a restaurant. In fiscal 2000, the Company recorded losses of $213,000 for the disposal of equipment related to several restaurant image enhancements and the permanent closing of one restaurant.

         OPERATING INCOME. Operating income in fiscal 2001 decreased $549,000 to $3,190,000 from $3,739,000 due to the reasons discussed previously. Operating income in fiscal 2000 increased $1,799,000 to $3,739,000 from $1,940,000 in fiscal 1999. This increase was a result of operating an additional 56 restaurants.

         INTEREST EXPENSE. Interest expense from bank debt and notes payable increased to $4,927,000 in fiscal 2001 from $3,481,000 in fiscal 2000. Interest expense from bank debt and notes payable increased to $3,481,000 in fiscal 2000 from $992,000 in fiscal 1999. The increase in both fiscal 2001 and fiscal 2000 is due to increased borrowings to fund the acquisition and expansion of KFC and Taco Bell restaurants. The Company opened two new restaurants and added a concept to three restaurants during fiscal 2001 and acquired 54 KFC and Taco Bell restaurants from the franchisor, acquired two restaurants from a franchisee and built two new KFC restaurants during fiscal 2000. Interest expense from capitalized lease debt decreased $11,000 to $81,000 in fiscal 2001 from $92,000 in fiscal 2000 due to lower average principle balances during fiscal 2001. Interest expense from capitalized lease debt remained constant at $92,000 in fiscal 2000 compared to fiscal 1999.

         OTHER INCOME. Other income increased to $148,000 in fiscal 2001 from $121,000 in fiscal 2000 due mainly to increased discounts received on the payment of sales taxes.

         EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT. During fiscal 1999, the Company paid $4,899,000 of 15 year maturity, fixed rate debt, carrying an interest rate of approximately 10.0%, which was originally incurred in the third quarter of fiscal 1996, in advance of its scheduled maturity. This prepayment

                              MORGAN'S FOODS, INC.

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

         DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE. On September 3, 1999, management made the decision to discontinue the operation of its East Side Mario's restaurant segment. On December 9, 1999 the Company sold four of the remaining five former East Side Mario's restaurant locations. The Company sold the one remaining former East Side Mario's location and the liquor license and equipment during the third and fourth quarters of fiscal 2001 and recorded a gain on the disposal of the remaining assets of $150,000. The cash received as a result of these transactions was used to pay off the capital lease obligations and other expenses of the transactions. Certain assets of the East Side Mario's operations are shown in the Consolidated Balance Sheet as "Assets held for sale" as of February 27, 2000. The results of operations of the discontinued segment are shown in the Consolidated Statements of Operations as "Loss from discontinued operations". There is no tax effect of the loss.

         LIQUIDITY AND CAPITAL RESOURCES. The Company, like others in the restaurant industry, operates on minimal working capital and relies on cash flow from operations, debt borrowings and lease financing for the construction and refurbishment of restaurant properties and repayment of debt. Cash flow activity for fiscal 2001, 2000 and 1999 is presented in the Consolidated Statements of Cash Flows.

         Capital expenditures for fiscal 2001 were $3,317,000, substantially all of which related to KFC and Taco Bell restaurants. In fiscal 2001, the Company received $3,254,000 in mortgage financing for the construction of four new restaurants and the acquisition of point of sale equipment in various locations. The Company made principal payments on long-term debt of $1,862,000 in fiscal 2001.

         The quick service restaurant operations of the Company have historically provided sufficient cash flow to service the Company's debt, refurbish and upgrade restaurant properties and cover administrative overhead. Management believes that operating cash flow will provide sufficient capital to continue to operate and maintain the KFC, Taco Bell and "2n1" restaurants, service the Company's debt and support required corporate expenses.

         Certain of the Company's debt arrangements require the maintenance of a consolidated fixed charge coverage ratio of 1.2 to 1 regarding all of its mortgage loans and individual restaurant coverage ratios of 1.4 to 1 on certain of its loans. The Company was in compliance with the consolidated ratio of 1.2 applicable to $43,621,000 of its loans and fell short of compliance on the consolidated ratio of 1.2 regarding $6,501,000 of its loans with another lender. Additionally, the Company was not in compliance with the 1.4 to 1.0 unit level ratio on certain of its restaurants. The Company has obtained waivers of these violations from the applicable lenders. The Company fully expects to be in compliance with the minimum coverage ratios and the other terms and conditions of the agreements by the end of fiscal 2002.

                              MORGAN'S FOODS, INC.

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

         The Company has been financing the expansion and image enhancement of its restaurants primarily through the use of fixed rate long-term debt on which the rate is fixed at the time of funding. At February 25, 2001 there was $53,122,000 of such debt outstanding at rates ranging from 8.3% to 10.6%. The Company's market risk exposure is primarily due to possible fluctuations in interest rates as they relate to future borrowings. The Company has evaluated the potential effect of a 1.0% increase in these rates on future capital spending plans and believes that there would be no material effect. The Company does not enter into derivative financial investments for trading or speculation purposes. As a result, the Company believes that its market risk exposure is not material to the Company's financial position, liquidity or results of operations.

         The Company will commit approximately $275,000 to image enhancements and expansions of existing KFC restaurants during fiscal 2002.

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

         NEW ACCOUNTING STANDARDS. Statement of Financial Accounting Standards
(SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company will adopt SFAS 133 effective February 26, 2001. Management does not expect the adoption of SFAS 133 to have a significant impact on the financial position, results of operations, or cash flows of the Company.

         During fiscal year 2001, the Company adopted the operating statement classification requirements of EITF 00-14, Accounting for Certain Sales Incentives. Such sales incentives in prior periods have been reclassified from revenues to operating expenses to conform with the current presentation.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Information required by this item is included under "Liquidity and Capital Resources".

                              MORGAN'S FOODS, INC.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Consolidated Financial Statements of the Company are set forth in
Item 14 of this Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information on Directors of the Company is incorporated herein by reference to the definitive Proxy Statement to security holders for the 2001 annual meeting to be filed with the Securities and Exchange Commission on or before June 22, 2001.

         Information regarding the Executive Officers of the Company is reported in a separate section captioned "Executive Officers of the Company" included in
Part I hereof.


ITEM 11.  EXECUTIVE COMPENSATION.

         Information on executive compensation is incorporated herein by reference to the definitive Proxy Statement to security holders for the 2001 annual meeting to be filed with the Securities and Exchange Commission on or before June 22, 2001.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Information on security ownership of certain beneficial owners, officers and directors is incorporated herein by reference to the definitive Proxy Statement to security holders for the 2001 annual meeting to be filed with the Securities and Exchange Commission on or before June 22, 2001.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information on certain relationships and related transactions is incorporated herein by reference to the definitive Proxy Statement to security holders for the 2001 annual meeting to be filed with the Securities and Exchange Commission on or before June 22, 2001.

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

                              MORGAN'S FOODS, INC.
                        INDEX TO FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULES
                               ITEM 14 (a) 1 AND 2



                                                                         PAGE
ITEM 14 (a) 1                                                          REFERENCE
-------------                                                          ---------

Independent Auditors' Report...........................................   16

Consolidated Balance Sheets
  at February 25, 2001 and February 27, 2000...........................   17

Consolidated Statements of Operations
  for the years ended February 25, 2001, February 27, 2000
   and February 28, 1999...............................................   18

Consolidated Statements of Shareholders' Equity (Deficit)
  for the years ended February 25, 2001, February 27, 2000
   and February 28, 1999...............................................   19

Consolidated Statements of Cash Flows
  for the years ended February 25, 2001, February 27, 2000
   and February 28, 1999...............................................   20

Notes to Consolidated Financial Statements.............................   21


ITEM 14 (a) 2

         All schedules normally required by Form 10-K are not required under the related instructions or are inapplicable, and therefore are not presented.

    INDEPENDENT AUDITORS' REPORT










    To the Board of Directors and Shareholders
    Morgan's Foods, Inc.
    Cleveland, Ohio

    We have audited the accompanying consolidated balance sheets of Morgan's Foods, Inc. and subsidiaries as of February 25, 2001 and February 27, 2000 and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the three years in the period ended February 25, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Morgan's Foods, Inc. and subsidiaries at February 25, 2001 and February 27, 2000 and the results of their operations and their cash flows for each of the three years in the period ended February 25, 2001 in conformity with accounting principles generally accepted in the United States of America.




    /s/ Deloitte & Touche LLP
    Cleveland, Ohio
    May 23, 2001

                              MORGAN'S FOODS, INC.
                           CONSOLIDATED BALANCE SHEETS
                     FEBRUARY 25, 2001 AND FEBRUARY 27, 2000


    ASSETS
                                                                                    2001            2000
                                                                               ------------    ------------
 Current assets:
  Cash and equivalents .....................................................   $  5,840,000    $  4,612,000
  Receivables...............................................................         78,000         112,000
  Inventories ..............................................................        488,000         583,000
  Prepaid expenses .........................................................        222,000         357,000
  Assets held for sale (Note 3) ............................................           --           653,000
                                                                               ------------    ------------
                                                                                  6,628,000       6,317,000

 Property and equipment (Notes 7 and 8):
  Land .....................................................................     10,802,000      10,861,000
  Buildings and improvements ...............................................     17,701,000      16,560,000
  Property under capital leases ............................................      1,006,000       1,171,000
  Leasehold improvements ...................................................      7,294,000       6,837,000
  Equipment, furniture and fixtures ........................................     17,771,000      17,158,000
  Construction in progress .................................................        110,000         425,000
                                                                               ------------    ------------
                                                                                 54,684,000      53,012,000
 Less accumulated depreciation and amortization ............................     14,130,000      12,179,000
                                                                               ------------    ------------
                                                                                 40,554,000      40,833,000
 Other assets ..............................................................      1,621,000       1,748,000
 Franchise agreements ......................................................      2,241,000       2,242,000
 Deferred taxes (Note 10) ..................................................        600,000         600,000
 Acquired franchise rights .................................................      9,910,000      10,448,000
                                                                               ------------    ------------
                                                                               $ 61,554,000    $ 62,188,000
                                                                               ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

 Current liabilities:
  Current maturities of long-term debt (Note 7) ............................   $  2,076,000    $  1,762,000
  Current maturities of capital lease obligations (Note 8)  ................         94,000         969,000
  Accounts payable .........................................................      3,590,000       4,089,000
  Accrued liabilities (Note 6) .............................................      3,322,000       3,725,000
                                                                               ------------    ------------
                                                                                  9,082,000      10,545,000

 Long-term debt (Note 7) ...................................................     51,046,000      49,968,000
 Long-term capital lease obligations (Note 8) ..............................        651,000         745,000
 Other long-term liabilities ...............................................      1,353,000            --


 Commitments and contingencies (Notes 7 and 8)

SHAREHOLDERS' EQUITY (DEFICIT)

 Preferred shares, 1,000,000 shares authorized,
   no shares outstanding
 Common Stock:
   Authorized shares - 25,000,000
   Issued shares - 2,969,405 ...............................................         30,000          30,000
   Treasury shares - 31,833 in 2001 and 46,678 in 2000 .....................        (76,000)       (111,000)
 Capital in excess of stated value .........................................     28,875,000      28,875,000
 Accumulated deficit .......................................................    (29,407,000)    (27,864,000)
                                                                               ------------    ------------
 Total shareholders' equity (deficit) ......................................       (578,000)        930,000
                                                                               ------------    ------------
                                                                               $ 61,554,000    $ 62,188,000
                                                                               ============    ============

                 See notes to consolidated financial statements.

                              MORGAN'S FOODS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
     YEARS ENDED FEBRUARY 25, 2001, FEBRUARY 27, 2000 AND FEBRUARY 28, 1999


                                                                     2001                  2000                  1999
                                                                 -----------            -----------         --------------
Revenues...................................                      $78,140,000            $63,606,000            $32,187,000

Cost of sales:
  Food, paper and beverage.................                       24,378,000             19,955,000             10,510,000
  Labor and benefits.......................                       20,702,000             16,978,000              7,894,000
Restaurant operating expenses..............                       19,795,000             15,523,000              7,633,000
Depreciation and amortization..............                        3,962,000              2,778,000              1,389,000
General and administrative expenses........                        5,516,000              4,420,000              2,810,000
Loss on restaurant assets (Note 5).........                          597,000                213,000                 11,000
                                                              --------------         --------------         --------------
Operating income ..........................                        3,190,000              3,739,000              1,940,000
Interest expense:
  Bank debt and notes payable..............                       (4,927,000)            (3,481,000)              (992,000)
  Capital leases...........................                          (81,000)               (92,000)               (92,000)
Other income and expense, net..............                          148,000                121,000                 77,000
                                                              --------------         --------------         --------------
Income (loss) from continuing
 operations before income taxes
  and extraordinary item...................                       (1,670,000)               287,000                933,000
Provision for income taxes (Note 10).......                           23,000                  4,000                 20,000
                                                              --------------         --------------         --------------
Income (loss) from continuing operations
 before extraordinary items................                       (1,693,000)               283,000                913,000
Extraordinary loss on early
 extinguishment of debt (Note 4)...........                           -                      -                    (287,000)
Gain (loss) from discontinued
 operations (Note 3).......................                          150,000               (629,000)            (1,634,000)
                                                              --------------         --------------         --------------
Net loss...................................                      $(1,543,000)        $     (346,000)        $   (1,008,000)
                                                                 ===========         ==============         ==============
Basic and diluted income (loss)
 per common share:
  Income (loss) from continuing operations.                             (.58)        $          .10         $          .31
  Loss on early extinguishment of debt.....                           -                      -                        (.10)
  Gain (loss) from discontinued operations.                              .05                   (.22)                  (.56)
                                                              --------------         --------------         --------------
  Net loss per share.......................                   $         (.53)        $         (.12)        $         (.35)
                                                              ==============         ==============         ==============


                 See notes to consolidated financial statements.

                              MORGAN'S FOODS, INC.
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
     YEARS ENDED FEBRUARY 25, 2001, FEBRUARY 27, 2000 AND FEBRUARY 28, 1999






                                                                                                                          TOTAL
                                     COMMON SHARES                 TREASURY SHARES       CAPITAL IN                    SHAREHOLDERS'
                                 ---------------------          --------------------      EXCESS OF      ACCUMULATED       EQUITY
                                 SHARES         AMOUNT          SHARES        AMOUNT    STATED VALUE       DEFICIT       (DEFICIT)
                                 ------         ------          ------        ------    ------------     -----------   ------------
Balance, March 1, 1998 .....     2,969,405  $     30,000       (58,566)  $   (139,000)   $ 28,875,000   $(26,510,000)  $  2,256,000
Net loss ...................          --            --            --             --              --       (1,008,000)    (1,008,000)
                              ------------  ------------  ------------   ------------    ------------   ------------   ------------
Balance, February 28, 1999 .     2,969,405        30,000       (58,566)      (139,000)     28,875,000    (27,518,000)     1,248,000
Net loss ...................          --            --            --             --              --         (346,000)      (346,000)
Issue of treasury shares for
 401(k) contributions ......          --            --          11,888         28,000            --             --           28,000
                              ------------  ------------  ------------   ------------    ------------   ------------   ------------
Balance, February 27, 2000 .     2,969,405        30,000       (46,678)      (111,000)     28,875,000    (27,864,000)       930,000
Net loss ...................          --            --            --             --              --       (1,543,000)    (1,543,000)
Issue of treasury shares for
 401(k) contributions ......          --            --          14,845         35,000            --             --           35,000
                              ------------  ------------  ------------   ------------    ------------   ------------   ------------
Balance, February 25, 2001 .     2,969,405  $     30,000       (31,833)  $    (76,000)   $ 28,875,000   $(29,407,000)  $   (578,000)
                              ============  ============  ============   ============    ============   ============   ============



                 See notes to consolidated financial statements.

                              MORGAN'S FOODS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
     YEARS ENDED FEBRUARY 25, 2001, FEBRUARY 27, 2000 AND FEBRUARY 28, 1999


                                                                            2001                 2000                 1999
                                                                     ----------------     -----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss...................................                        $     (1,543,000)    $        (346,000)   $      (1,008,000)
  Adjustments to reconcile to net cash
   provided by operating activities:
    Depreciation and amortization............                               3,962,000             2,778,000            1,948,000
    Amortization of supply agreement
     advances (Note 1).......................                                (198,000)              -                    -
    Funding from supply agreements (Note 1)..                               1,194,000               -                    -
    Loss on restaurant assets................                                 597,000               213,000               11,000
    Changes in assets and liabilities:
     Decrease (Increase) in receivables......                                  34,000               (74,000)              36,000
     Decrease (Increase) in inventories......                                  95,000              (251,000)              (7,000)
     Decrease (Increase) in prepaid expenses.                                 135,000              (139,000)             (69,000)
     Increase in other assets................                                 (18,000)             (820,000)            (203,000)
     Increase (Decrease) in accounts payable.                                (499,000)            2,023,000               96,000
     Increase (Decrease) in accrued
      liabilities............................                                 329,000             1,344,000              344,000
                                                                     ----------------     -----------------    -----------------
  Net cash provided by operating activities..                               4,088,000             4,728,000            1,148,000
                                                                     ----------------     -----------------    -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of restaurant assets....                                   1,000             3,745,000              -
  Capital expenditures.......................                              (3,144,000)          (28,784,000)          (5,166,000)
  Purchase of franchise agreements and
   acquired franchise rights.................                                (173,000)          (12,495,000)            (213,000)
  Proceeds from sale of liquor licenses......                                  33,000               122,000              -
  Proceeds from sale and maturity
   of marketable securities..................                                 -                     -                    102,000
                                                                     ----------------     -----------------    -----------------
  Net cash used in investing activities......                              (3,283,000)          (37,412,000)          (5,277,000)
                                                                     ----------------     -----------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt,
   net of financing costs....................                               3,254,000            39,133,000          10,769,000
  Principal payments on long-term debt.......                              (1,862,000)           (1,074,000)           (577,000)
  Principal payments on capital
   lease obligations.........................                                (136,000)             (347,000)           (825,000)
  Bank debt repayment in advance of
   scheduled maturities......................                                 -                     -                (4,899,000)
  Payments on capital lease obligations in
   advance of scheduled maturity.............                                (833,000)           (3,071,000)             -
                                                                     ----------------     -----------------    -----------------
  Net cash provided by
   financing activities......................                                 423,000            34,641,000            4,468,000
                                                                     ----------------     -----------------    -----------------
  Net change in cash and equivalents.........                               1,228,000             1,957,000              339,000
  Cash and equivalents, beginning balance....                               4,612,000             2,655,000            2,316,000
                                                                     ----------------     -----------------    -----------------
  Cash and equivalents, ending balance.......                        $      5,840,000     $       4,612,000    $       2,655,000
                                                                     ================     =================    =================
  Noncash investing and financing activities:
   Capital leases............................                        $        -           $         435,000    $         -
                                                                     ================     =================    =================

                 See notes to consolidated financial statements.

                              MORGAN'S FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FEBRUARY 25, 2001, FEBRUARY 27, 2000 AND FEBRUARY 28, 1999


NOTE 1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

         DESCRIPTION OF BUSINESS. Morgan's Foods, Inc. and its subsidiaries ("The Company") operates 76 KFC restaurants, 8 Taco Bell restaurants, 17 KFC/Taco Bell "2n1" restaurants and 2 Taco Bell/Pizza Hut Express "2n1" restaurants, in the states of Illinois, Missouri, Ohio, Pennsylvania, West Virginia and New York. The Company formerly operated six East Side Mario's ("ESM") restaurants. The Company's fiscal year is a 52-53 week year ending on the Sunday nearest the last day of February.

         USE OF ESTIMATES. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions pending completion of related events such as the recoverability of tangible and intangible asset values, projected compliance with covenants of financing agreements and the realization of the net deferred tax asset. These estimates and assumptions affect the amounts reported at the date of the financial statements for assets, liabilities, revenues and expenses and the disclosure of contingencies. Actual results could differ from those estimates.

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

         PROPERTY AND EQUIPMENT. Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets as follows: buildings and improvements - 3 to 20 years; equipment, furniture and fixtures - 7 to 10 years. Leasehold improvements are amortized over 3 to 15 years, which is the shorter of the life of the asset or the life of the lease. The asset values of the capitalized leases are amortized using the straight-line method over the lives of the respective leases which range from 15 to 20 years.

         Management evaluates the net carrying value of property and equipment periodically in light of both the estimated future cash flows resulting from the use of the assets as well as the estimated liquidation value of such assets. Management believes the carrying value of property and equipment at February 25, 2001 will be recovered from future cash flows.

         DEFERRED FINANCING COSTS. Costs related to the acquisition of long-term debt are capitalized and expensed as interest over the term of the related debt. Amortization expense was $145,000, $106,000 and $34,000 for fiscal years 2001, 2000 and 1999, respectively. The balance of deferred financing costs was $1,405,000 at February 25, 2001 and $1,482,000 at February 27, 2000.

                              MORGAN'S FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FEBRUARY 25, 2001, FEBRUARY 27, 2000 AND FEBRUARY 28, 1999


         FRANCHISE AGREEMENTS. Franchise agreements are recorded at cost. Amortization is computed on the straight-line method over the term of the franchise agreement. The Company's franchise agreements are predominantly 20 years in length. Amortization expense was $129,000, $100,000 and $43,000 for fiscal years 2001, 2000 and 1999, respectively. Accumulated amortization was $263,000 at February 25, 2001 and $151,000 at February 27, 2000, respectively.

         ACQUIRED FRANCHISE RIGHTS. Acquired Franchise Rights (excess of purchase price over net tangible assets acquired) are amortized over the life of the franchise agreement on a straight-line basis. Amortization expense was $538,000 and $314,000 for fiscal 2001 and 2000, respectively. Accumulated amortization was $852,000 at February 25, 2001 and $314,000 at February 27, 2000. Management evaluates the carrying amount of acquired franchise rights periodically based upon past and projected cash flows from operations and the estimated fair value of related assets and believes the carrying value of the acquired franchise rights at February 25, 2001 will be recovered from future cash flows.

         ADVANCE ON SUPPLY AGREEMENTS. The Company amortizes advances on supply agreements as a reduction of food, paper and beverage cost of sales over the term of the related contract using the straight-line method. These advances of $996,000 at February 25, 2001 are included in other long-term liabilities in the Consolidated Balance Sheets.

         LEASE ACCOUNTING. Operating lease expense is recognized on the straight-line basis over the term of the lease for those leases with fixed escalations. These accruals of $357,000 at February 25, 2001 are included in other long-term liabilities in the Consolidated Balance Sheets.

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

NOTE 2.  ACQUISITION OF KFC AND TACO BELL RESTAURANTS.

         On July 14, 1999 Morgan's Restaurants of Pennsylvania, Inc., Morgan's Restaurants of Ohio, Inc., Morgan's Restaurants of West Virginia, Inc. and Morgan's Foods of Missouri, Inc., all wholly owned subsidiaries of Morgan's Foods, Inc., acquired the assets of 54 existing KFC and Taco Bell restaurants and the land and building of a non-operating KFC restaurant from various subsidiaries of Tricon Global Restaurants, Inc. for cash in the amount of $33,740,000. The acquisition was accounted for as a purchase and, accordingly, assets were recorded at fair value.

                              MORGAN'S FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FEBRUARY 25, 2001, FEBRUARY 27, 2000 AND FEBRUARY 28, 1999


         The allocation of the purchase price is as follows:

              Land                                     $  6,950,000
              Buildings                                   6,475,000
              Leasehold improvements                      3,455,000
              Equipment                                   4,550,000
              Franchise agreements                        1,615,000
              Acquired franchise rights                  10,695,000
                                                    ---------------
                     Total                              $33,740,000
                                                        ===========


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

                                           PRO FORMA RESULTS (UNAUDITED)
                                    (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                                               FIFTY-TWO WEEKS ENDED
                                       FEBRUARY 27, 2000   FEBRUARY 28, 1999
                                       -----------------   -----------------
Total revenue..........................   $82,655,000         $74,892,000
Net loss from continuing operations....    (1,508,000)         (1,614,000)
Net loss per share from
 continuing operations.................          (.52)               (.55)


NOTE 3.  DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE.

         On December 9, 1999 the Company sold four of the remaining five former East Side Mario's restaurant locations and recognized no gain or loss on this transaction. The Company sold the one remaining former East Side Mario's location and the liquor license and equipment during the third and fourth quarters of fiscal 2001 and recorded a gain on the disposal of the remaining assets of $150,000. These assets were previously shown in the Consolidated Balance Sheet as "Assets held for sale" as of February 27, 2000. The cash received as a result of these transactions was used to pay off the capital lease obligations and other expenses of the transactions. The results of operations of the discontinued segment are shown in the Consolidated Statements of Operations as "Gain (loss) from discontinued operations". There is no tax effect of the gain (loss). The East Side Mario's restaurants formerly operated by the Company began in March 1993 and encompassed six locations by April 1995. Comparable restaurant revenues for the East Side Mario's segment had declined since fiscal 1996.

                              MORGAN'S FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FEBRUARY 25, 2001, FEBRUARY 27, 2000 AND FEBRUARY 28, 1999


         The Consolidated Balance Sheet at February 27, 2000 included assets and liabilities related to the East Side Mario's restaurants, which were being accounted for as a discontinued operation, the details of which are listed below:
                                                        FEBRUARY 27, 2000
                                                        -----------------

Current assets................................           $       11,000
Assets held for sale..........................                  653,000
                                                         --------------
       Total assets...........................                  664,000
Current liabilities...........................                1,236,000
                                                         --------------
       Net liabilities........................           $     (572,000)
                                                         ==============


         The results of operations for the East Side Mario's segment, reported separately as a loss from discontinued operations in the Consolidated Statement of Operations, are as follows:

                                                     FIFTY-TWO WEEKS ENDED
                                            FEBRUARY 27, 2000  FEBRUARY 28, 1999
                                            -----------------  -----------------

Revenues.....................................    $4,574,000        $ 7,275,000
                                                 ==========        ===========
Loss from operations of discontinued
 East Side Mario's restaurants...............    $ (629,000)       $(1,634,000)
                                                 ==========        ===========

         In fiscal 2001 there were no operations for the East Side Mario's segment.


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


NOTE 5.  LOSS OF RESTAURANT ASSETS.

         During fiscal 2001, 2000 and 1999, the Company recognized losses totaling $597,000, $213,000 and $11,000, respectively, from the sale or disposal of restaurant assets and the closing of unprofitable restaurants. These restaurants did not have a material effect upon the Company's consolidated results of operations or financial position.

                              MORGAN'S FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FEBRUARY 25, 2001, FEBRUARY 27, 2000 AND FEBRUARY 28, 1999


NOTE 6.  ACCRUED LIABILITIES.

         Accrued liabilities consist of the following at February 25, 2001 and February 27, 2000:

                                                       2001             2000
                                                 --------------   --------------
Accrued compensation..........................   $    1,253,000   $    1,226,000
Accrued taxes other than income taxes.........          752,000          721,000
Accrued liabilities related
 to sold restaurants..........................          293,000          488,000
Other accrued expenses........................        1,024,000        1,290,000
                                                 --------------   --------------
                                                 $    3,322,000   $    3,725,000
                                                 ==============   ==============


NOTE 7.  LONG-TERM DEBT.

         Long-term debt consists of the following at February 25, 2001 and February 27, 2000:

                                                                                                      2001               2000
                                                                                              ---------------   ----------------
Mortgage debt, monthly payments of $531,000 including
 interest at 8.3% to 10.6%, through 2021,
 collateralized by seventy-five restaurants having a
 net book value at February 25, 2001 of $26,877,000.......................................        $50,122,000        $49,614,000

Equipment loans, monthly payments of $51,000 including
 interest at 10.1% to 11.0% through February 2007
 collateralized by equipment at several KFC restaurants...................................          2,756,000          2,049,000

Note payable at 8%, monthly interest payments
 of $1,623 from October 2001 to June 2002.
 Monthly payments of $7,627, including interest,
  from August 2002 to July 2005...........................................................            230,000           -

Notes payable, monthly payments of $12,000
 including interest at 7.0%, through June 2000............................................           -                    49,000

Note payable, monthly payments of $500
 including interest at 9.0%, through October 2003.........................................             14,000             18,000
                                                                                              ---------------   ----------------
                                                                                                   53,122,000         51,730,000
Less current maturities...................................................................          2,076,000          1,762,000
                                                                                              ---------------   ----------------
                                                                                                  $51,046,000        $49,968,000
                                                                                              ===============   ================

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As noted above the Company has significant borrowings which require compliance with various terms and conditions including compliance with certain financial ratios, specifically a consolidated fixed charge coverage ratio of 1.2 to 1 regarding all of its mortgage loans and individual restaurant coverage ratios of 1.4 to 1 on certain of its loans. The Company was in compliance with the consolidated ratio of 1.2 applicable to

                              MORGAN'S FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FEBRUARY 25, 2001, FEBRUARY 27, 2000 AND FEBRUARY 28, 1999


$43,621,000 of its loans and fell short of compliance on the consolidated ratio of 1.2 regarding $6,501,000 of its loans with another lender. Additionally, the Company was not in compliance with the 1.4 to 1.0 unit level ratio on certain of its restaurants. The Company has obtained waivers of these violations from the applicable lenders. The Company fully expects to be in compliance with the minimum coverage ratios and the other terms and conditions of the agreements by the end of fiscal 2002. Management believes that operating cash flow will provide sufficient capital to continue to operate and maintain the KFC, Taco Bell and "2n1" restaurants, service the Company's debt and support required corporate expenses. The Company has completed its review of strategic alternatives which was conducted by CNL Advisory Services, Inc. of Orlando, Florida. CNL undertook the solicitation of indications of interest from potential purchasers for the sale of the Company as one step in the process of evaluating strategic alternatives. After completing the process, CNL has advised the Company to terminate the solicitation and to continue operating the quick service restaurants which constitute its business. The Company will continue its program of improving the operation of the restaurants and maximizing cash flow and will make changes including opening, renovating or closing restaurants and adding new markets or expanding or exiting existing markets, as appropriate, to improve the position of the Company.

         The Company paid interest relating to long-term debt of approximately $4,944,000, $3,169,000 and $1,008,000 in fiscal 2001, 2000 and 1999, respectively.


NOTE 8.  LEASE OBLIGATIONS AND OTHER COMMITMENTS.

            Property under capital leases at February 25, 2001 and February 27, 2000 are as follows:

                                                           2001        2000
                                                       ----------   ----------

     Leased property:
     Buildings .....................................   $  435,000   $  600,000
     Equipment, furniture and fixtures .............      571,000      571,000
                                                       ----------   ----------
     Total .........................................    1,006,000    1,171,000
     Less accumulated amortization .................      301,000      354,000
                                                       ----------   ----------
                                                       $  705,000   $  817,000
                                                       ==========   ==========

            Amortization of leased property under capital leases was $112,000, $119,000 and $545,000 in fiscal 2001, 2000 and 1999, respectively.

            Related obligations under capital leases at February 25, 2001 and February 27, 2000 are as follows:

                                                          2001          2000
                                                       ----------   ----------
     Capital lease obligations ......................  $  745,000   $1,714,000
     Less current maturities ........................      94,000      969,000
                                                       ----------   ----------
     Long-term capital lease obligations ............  $  651,000   $  745,000
                                                       ==========   ==========

            The Company paid interest of approximately $81,000, $92,000 and $92,000 relating to capital lease obligations in fiscal 2001, 2000 and 1999, respectively.

                              MORGAN'S FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FEBRUARY 25, 2001, FEBRUARY 27, 2000 AND FEBRUARY 28, 1999


            Future minimum rental payments to be made under capital leases at February 25, 2001, are as follows:

                 2002 ..........................         $      165,000
                 2003 ..........................                165,000
                 2004 ..........................                157,000
                 2005 ..........................                 98,000
                 2006 ..........................                 50,000
                 Later years ...................                664,000
                                                         --------------
                                                              1,299,000
                 Less amount representing
                    interest at 9.5% to 13.0% ...               554,000
                                                         --------------
                 Total obligations under
                   capital leases ...............        $      745,000
                                                         ==============


         The Company's leases for restaurant land and buildings are noncancellable and expire on various dates through 2019. The leases have renewal options ranging from 1 to 25 years. Certain restaurant land and building leases require the payment of additional rent equal to an amount by which a percentage of annual sales exceeds annual minimum rentals. Total contingent rentals were $58,000, $82,000 and $75,000 in fiscal 2001, 2000 and 1999, respectively. Future noncancellable minimum rental payments under operating leases at February 25, 2001, are as follows: 2002 - $2,058,000, 2003 - $1,855,000; 2004 - $1,751,000;
2005 - $1,569,000; 2006 - $1,391,000 and an aggregate $7,940,000 for the years thereafter. Rental expense for all operating leases was $2,465,000, $1,824,000 and $1,146,000 for fiscal 2001, 2000 and 1999, respectively.

         For KFC products, the Company is required to pay royalties of 4% of gross revenues and to expend an additional 5% of gross revenues on national and local advertising pursuant to its franchise agreements. For Taco Bell products in KFC/Taco "2n1" restaurants operated under license agreements from Taco Bell Corporation and franchise agreements from KFC Corporation, the Company is required to pay royalties of 10% of Taco Bell gross revenues and to make advertising fund contributions of 1/2% of Taco Bell gross revenue. For Taco Bell product sales in Taco Bell restaurants operated under franchises the Company is required to pay royalties of 5.5% of gross revenues and to expend an additional 4.5% of gross revenues on national and local advertising. For Pizza Hut products in Taco Bell/Pizza Hut Express "2n1" restaurants the Company is required to pay royalties of 5.5% of Pizza Hut gross revenues and to expend an additional 4.5% of Pizza Hut gross revenues on national and local advertising.

         As part of the acquisition of the 54 restaurants from Tricon Global Restaurants, Inc., in fiscal year 2000 the Company signed an agreement which granted it the rights to develop 20 KFC, Taco Bell or KFC "2n1" restaurants in specific geographic areas. Under the agreement five restaurants are required to be developed each year over a four year period. As of February 25, 2001 the Company has developed 5 restaurants under this agreement and as such is not currently in compliance with this agreement but does not believe that this will have a material impact on its financial position, results of operations or cash flows.

                              MORGAN'S FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FEBRUARY 25, 2001, FEBRUARY 27, 2000 AND FEBRUARY 28, 1999


NOTE 9.  NET INCOME (LOSS) PER COMMON SHARE.

        Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period which totaled 2,931,227, 2,912,894 and 2,910,839 for fiscal 2001, 2000 and 1999, respectively. Diluted net income (loss) per common share is based on the combined weighted average number of shares outstanding, which includes the assumed exercise, or conversion of options. In computing diluted net income
(loss) per common share, the Company has utilized the treasury stock method. Since the average share price during the periods presented was below the exercise price of any outstanding stock options, the calculation of diluted net income (loss) per common share does not include the effect of the assumed exercise of outstanding options, as its effect would be anti-dilutive.


NOTE 10.  INCOME TAXES.

         The current provision for income taxes, which approximates tax payments, consists of state and local taxes of $23,000, $4,000 and $20,000 for fiscal 2001, 2000 and 1999, respectively. There was no deferred provision for income taxes during each of the fiscal years 2001, 2000 and 1999. There was no provision for income taxes from discontinued operations.

         A reconciliation between the provision for income taxes and income taxes calculated at the statutory tax rate of 35% is as follows:

                                             2001          2000          1999
                                          ---------     ---------     ---------
Tax benefit at statutory rate ........    $(532,000)    $(119,000)    $(336,000)
State and local taxes,
 net of federal benefit ..............       15,000         3,000        13,000
Losses and temporary differences
 with no tax benefit .................      512,000       108,000       338,000
Other ................................       28,000        12,000         5,000
                                          ---------     ---------     ---------
                                          $  23,000     $   4,000     $  20,000
                                          =========     =========     =========

         The components of deferred tax assets (liabilities) at February 25, 2001 and February 27, 2000 are as follows:

                                                       2001             2000
                                                   -----------      -----------
Operating loss carryforwards .................     $ 3,300,000      $ 4,539,000
Tax credit carryforwards .....................          56,000           56,000
Property and equipment .......................       1,254,000          897,000
Accrued expenses not currently deductible ....         311,000          393,000
Inventory valuation ..........................           5,000            7,000
Intangible assets ............................        (143,000)         (60,000)
Deferred tax asset valuation allowance .......      (4,183,000)      (5,232,000)
                                                   -----------      -----------
Net deferred tax asset .......................     $   600,000      $   600,000
                                                   ===========      ===========

         The valuation allowance decreased $1,049,000, $1,696,000 and $2,729,000 during fiscal 2001, 2000 and 1999, respectively, principally due to expiration of operating loss carryforwards.

                              MORGAN'S FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FEBRUARY 25, 2001, FEBRUARY 27, 2000 AND FEBRUARY 28, 1999


         At February 25, 2001, the Company has net operating loss carryforwards which, if not utilized, will expire as follows:

                    2002 ...................            $    16,000
                    2003 ...................                116,000
                    2004 ...................              1,030,000
                    2005 ...................              2,376,000
                    2008 ...................                 90,000
                    2009 ...................                987,000
                    2012 ...................                744,000
                    2013 ...................                728,000
                    2019....................                268,000
                    2020....................              1,312,000
                    2021....................                581,000
                                                       ------------
                    Total ..................            $ 8,248,000
                                                       ============

         The Company also has alternative minimum tax net operating loss carryforwards of $6,369,000 which will expire, if not utilized, in varying amounts through fiscal 2021. These carryforwards are available to offset up to 90% of any alternative minimum taxable income which would otherwise be taxable. As of February 25, 2001 and February 27, 2000, the Company has alternative minimum tax credit carryforwards of $56,000.

NOTE 11.  STOCK OPTIONS AND SHAREHOLDERS' EQUITY.

         On April 2, 1999, the Board of Directors of the Company approved a Stock Option Plan for Executives and Managers. Under the plan 145,500 shares were reserved for the grant of options. The Stock Option Plan for Executives and Managers provides for grants to eligible participants of nonqualified stock options only. The exercise price for any option awarded under the Plan is required to be not less than 100% of the fair market value of the shares on the date that the option is granted. Options are granted by the Stock Option Committee of the Company. Options for the 145,500 shares were granted to executives and managers of the Company on April 2, 1999 at an exercise price of $4 1/8. As of February 25, 2001 the closing price of the Company's stock was $.87 per share. The plan provides that the options are exercisable after a waiting period of 6 months and that each option expires 10 years after its date of issue.

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

         Information with respect to these option plans follows:

                                                      NUMBER OF SHARES
                                            ------------------------------------
                                               2001         2000          1999
                                            --------     --------      --------
Outstanding, beginning of year ........      275,000       24,166        57,500
Expired during year ...................         --        (24,516)      (33,334)
Granted during the year ...............         --        275,350          --
                                            --------     --------      --------
Outstanding, end of year ..............      275,000      275,000        24,166
                                            ========     ========      ========
Exercisable, end of year ..............      275,000      145,150        24,166
                                            ========     ========      ========

                              MORGAN'S FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FEBRUARY 25, 2001, FEBRUARY 27, 2000 AND FEBRUARY 28, 1999


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


NOTE 12.  401(k) RETIREMENT PLAN.

         The Company has a 401(k) Retirement Plan in which employees age 21 or older who have completed one year of service with the Company, working at least 1,000 hours, are eligible to participate. The Company matches, in Company stock, a percentage of employee contributions. During fiscal 2001, 2000 and 1999, the Company incurred $64,000, $62,000 and $19,000, respectively, in expenses for matching contributions to the plan.

                              MORGAN'S FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FEBRUARY 25, 2001, FEBRUARY 27, 2000 AND FEBRUARY 28, 1999


NOTE 13.  FAIR VALUE OF FINANCIAL INSTRUMENTS.

         Management believes that the fair value of the Company's debt at February 25, 2001 approximates carrying value, based upon interest rates obtained in recent financing transactions.


NOTE 14.  NEW ACCOUNTING STANDARDS.

          Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative.

         The Company will adopt SFAS 133 effective February 26, 2001. Management does not expect the adoption of SFAS 133 to have a significant impact on the financial position, results of operations, or cash flows of the Company.

         During fiscal year 2001, the Company adopted the operating statement classification requirements of EITF 00-14, Accounting for Certain Sales Incentives. Such sales incentives in prior periods have been reclassified from revenues to operating expenses to conform with the current presentation.


NOTE 15.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED).

                                                                                FISCAL 2001 QUARTER ENDED
                                                      ---------------------------------------------------------------
                                                          MAY 21,       AUGUST 13,      NOVEMBER 5,     FEBRUARY 25,
                                                           2000            2000            2000            2001
                                                       ------------    ------------    -------------   -------------
Revenues ...........................................   $ 17,566,000    $ 19,282,000    $ 18,719,000    $ 22,573,000
Operating costs and expenses, net ..................     16,891,000      18,069,000      18,281,000      21,709,000
Operating income ...................................        675,000       1,213,000         438,000         864,000
Income (loss) from
 continuing operations .............................       (442,000)        105,000        (675,000)       (681,000)
Gain from discontinued operations ..................           --              --           137,000          13,000
Net income (loss) ..................................       (442,000)        105,000        (538,000)       (668,000)
Net income (loss) per share ........................           (.15)            .04            (.18)           (.23)


                                                                                FISCAL 2000 QUARTER ENDED
                                                          ------------------------------------------------------------
                                                             MAY 23,       AUGUST 15,      NOVEMBER 7,    FEBRUARY 27,
                                                              1999            1999            1999            2000
                                                          ------------    ------------    ------------    ------------
Revenues ..............................................   $  8,104,000    $ 13,193,000    $ 19,520,000    $ 22,789,000
Operating costs and expenses, net .....................      7,731,000      11,989,000      18,090,000      22,057,000
Operating income ......................................        373,000       1,204,000       1,430,000         732,000
Income (loss) from
 continuing operations ................................        100,000         575,000         413,000        (805,000)
Loss from discontinued operations .....................       (338,000)       (291,000)           --              --
Net income (loss) .....................................       (238,000)        284,000         413,000        (805,000)
Net income (loss) per share ...........................           (.08)            .10             .14            (.28)

                              MORGAN'S FOODS, INC.
                                INDEX TO EXHIBITS
                                 ITEM 14 (a) (3)

        Exhibit
        Number                     Exhibit Description
        -------                    -------------------
         3.1         Amended Articles of Incorporation, as amended (1)

         3.2         Amended Code of Regulations (1)

         4.1         Specimen Certificate for Common Shares (2)

         10.1        Specimen KFC Franchise Agreements (3)

         10.2        Specimen Taco Bell Franchise Agreement (4)

         10.3        Executive and Manager Nonqualified Stock Option Plan (5)

         10.4        Key Employee Nonqualified Stock Option Plan (5)

         10.5 Asset Purchase Agreements with Taco Bell Corp. and KFC Corporation and their Various Affiliated Companies (6)

         10.6 Form of Mortgage Loan Agreement with Captec Financial Group, Inc. (7)

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

(4) Filed as an exhibit to Registrant's Form 10-K for the 2000 fiscal year and incorporated herein by reference.

(5) Filed as an exhibit to the Registrant's Form S-8 filed November 17, 1999 and incorporated herein by reference.

(6) Filed as an exhibit to Registrant's Form 8-KA filed September 27, 1999 and incorporated herein by reference.

(7) Filed as an exhibit to the Registrant's Form 10-K for the 1996 fiscal year and incorporated herein by reference.

                                   SIGNATURES


          Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              Morgan's Foods, Inc.


    Dated:            May 29, 2001               /s/   Leonard R. Stein-Sapir
    ----------------------------------------     ----------------------------
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



    /s/    Leonard R. Stein-Sapir                /s/    Lawrence S. Dolin
    -----------------------------------------    ------------------------
    By:    Leonard Stein-Sapir                   By:    Lawrence S. Dolin
           Chairman of the Board,                       Director
           Chief Executive Officer & Director           Dated:  May 29, 2001
           Dated:  May 29, 2001


    /s/  James J. Liguori                        /s/    Steven S. Kaufman
    -----------------------------------------    ------------------------
    By:  James J. Liguori                        By:    Steven S. Kaufman
         Director, President &                          Director
         Chief Operating Officer                        Dated:  May 29, 2001
         Dated:  May 29, 2001


    /s/  Kenneth L. Hignett                      /s/    Richard A. Arons
    -----------------------------------------    -----------------------
    By:  Kenneth L. Hignett                      By:    Richard A. Arons
         Director, Senior Vice President,               Director
         Chief Financial Officer & Secretary            Dated:  May 29, 2001
         Dated:  May 29, 2001


                                                 /s/    Bernard Lerner
                                                 -----------------------
                                                 By:    Bernard Lerner
                                                        Director
                                                        Dated:  May 29, 2001