Form 10-Q
period 2001-05-20
MORGANS FOODS INC
filed 2001-07-05
CIK 68145

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the period ended                     May 20, 2001
                      ---------------------------------------------------------

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

       As of June 30, 2001, the issuer had 2,969,405 shares of common stock outstanding.

                          PART I FINANCIAL INFORMATION

Item 1.  Financial Statements.
                              Morgan's Foods, Inc.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (unaudited)
--------------------------------------------------------------------------------

                                                                                                       QUARTER  ENDED
                                                                                            -------------------------------------
                                                                                            MAY 20, 2001             MAY 21, 2000
                                                                                            ------------             ------------

Revenues........................................................................             $18,607,000             $17,566,000

Cost of sales:
 Food, paper and beverage.......................................................               5,784,000               5,403,000
 Labor and benefits ............................................................               4,920,000               4,883,000
Restaurant operating expenses ..................................................               4,714,000               4,440,000
Depreciation and amortization ..................................................                 921,000                 888,000
General and administrative expenses.............................................               1,194,000               1,258,000
Loss on restaurant assets.......................................................                   6,000                  19,000
                                                                                    --------------------      ------------------
Operating income................................................................               1,068,000                 675,000
Interest Expense:
 Bank debt and notes payable....................................................              (1,177,000)             (1,143,000)
 Capital leases.................................................................                 (16,000)                (19,000)
Other income and expense, net...................................................                  53,000                  48,000
                                                                                    --------------------      ------------------
Loss before income taxes .......................................................                 (72,000)               (439,000)
provision for income taxes......................................................                  (7,000)                  3,000
                                                                                    --------------------      ------------------
Net loss .......................................................................    $            (65,000)     $         (442,000)
                                                                                    ====================      ==================
Basic and diluted net loss per common share.....................................    $               (.02)     $             (.15)
                                                                                    ====================      ==================
Weighted average number of
 shares outstanding.............................................................               2,944,026               2,922,727


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              MORGAN'S FOODS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                       MAY 20, 2001          FEBRUARY 25, 2001
                                                                                     ----------------        -----------------
ASSETS
 Current assets:
  Cash and equivalents..........................................................    $      6,267,000        $       5,840,000
  Receivables...................................................................             177,000                   78,000
  Inventories...................................................................             542,000                  488,000
  Prepaid expenses..............................................................             295,000                  222,000
                                                                                    ----------------        -----------------
                                                                                           7,281,000                6,628,000
 Property and equipment:
  Land..........................................................................          10,802,000               10,802,000
  Buildings and improvements....................................................          17,714,000               17,701,000
  Property under capital leases.................................................           1,006,000                1,006,000
  Leasehold improvements........................................................           7,296,000                7,294,000
  Equipment, furniture and fixtures.............................................          17,783,000               17,771,000
  Construction in progress......................................................             109,000                  110,000
                                                                                    ----------------        -----------------
                                                                                          54,710,000               54,684,000
  Less accumulated depreciation and amortization................................          14,863,000               14,130,000
                                                                                    ----------------        -----------------
                                                                                          39,847,000               40,554,000
 Other assets...................................................................           1,587,000                1,621,000
 Franchise agreements...........................................................           2,211,000                2,241,000
 Deferred taxes.................................................................             600,000                  600,000
 Acquired franchise rights......................................................           9,785,000                9,910,000
                                                                                    ----------------        -----------------
                                                                                    $     61,311,000        $      61,554,000
                                                                                    ================        =================
LIABILITIES AND SHAREHOLDERS' DEFICIT
 Current liabilities:
    Current maturities of long-term debt........................................    $      2,127,000        $       2,076,000
    Current maturities of capital lease
      obligations ..............................................................              94,000                   94,000
    Accounts payable............................................................           3,628,000                3,590,000
    Accrued liabilities.........................................................           3,643,000                3,322,000
                                                                                    ----------------        -----------------
                                                                                           9,492,000                9,082,000
  Long-term debt ...............................................................          50,493,000               51,046,000
  Long-term capital lease obligations ..........................................             629,000                  651,000
  Other long-term liabilities ..................................................           1,295,000                1,353,000


SHAREHOLDERS' DEFICIT
Preferred shares, 1,000,000 shares authorized,
  no shares outstanding
Common stock
 Authorized shares - 25,000,000
 Issued shares - 2,969,405......................................................              30,000                   30,000
 Treasury stock - 46,678 in 2000................................................              -                       (76,000)
Capital in excess of stated value...............................................          28,844,000               28,875,000
Accumulated deficit.............................................................         (29,472,000)             (29,407,000)
                                                                                    ----------------        -----------------
Total shareholders' deficit.....................................................            (598,000)                (578,000)
                                                                                    ----------------        -----------------
                                                                                    $     61,311,000        $      61,554,000
                                                                                    ================        =================


                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              Morgan's Foods, Inc.

            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

                                   (unaudited)


                                  COMMON SHARES            TREASURY SHARES       CAPITAL IN                          TOTAL
                              --------------------   -------------------------    EXCESS OF      ACCUMULATED     SHAREHOLDERS'
                               SHARES      AMOUNT       SHARES         AMOUNT    STATED VALUE      DEFICIT      EQUITY (DEFICIT)
                              ---------   --------   ------------    ---------    -----------    ------------   ---------------

Balance, February 27, 2000    2,969,405   $ 30,000        (46,678)   $(111,000)   $28,875,000    $(27,864,000)   $   930,000

Net loss                           -          -              -            -              -         (1,543,000)    (1,543,000)

Issue of treasury shares for
 401(k) contributions              -          -            14,845       35,000           -               -            35,000
                              ---------   --------   ------------    ---------    -----------    ------------    -----------

Balance, February 25, 2001    2,969,405     30,000        (31,833)     (76,000)    28,875,000     (29,407,000)      (578,000)

Net loss                           -          -              -            -              -            (65,000)       (65,000)

Issue of treasury shares for
 401(k) contributions              -          -            31,833       76,000        (31,000)           -            45,000
                              ---------   --------   ------------    ---------    -----------    ------------    -----------

Balance, May 20, 2001         2,969,405   $ 30,000           -       $    -       $28,844,000    $(29,472,000)   $  (598,000)
                              =========   ========   ============    =========    ===========    ============    ===========



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              Morgan's Foods, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                             QUARTER ENDED
                                                      ---------------------------
                                                      MAY 20, 2001   MAY 21, 2000
                                                      ------------   ------------

Cash flows from operating activities:
    Net loss                                           $   (65,000)   $  (442,000)
    Adjustments to reconcile to net cash
      provided by operating activities:
       Depreciation and amortization                       921,000        888,000
       Amortization of supply agreement advances           (41,000)          -
       Loss on restaurant assets                             6,000         19,000
       Change in assets and liabilities:
        Decrease (increase) in receivables                 (99,000)        28,000
        Decrease (increase) in inventories                 (54,000)         2,000
        Decrease (increase) in prepaid expenses            (73,000)        58,000
        Decrease in other assets                              -            15,000
        Increase (decrease) in accounts payable             38,000       (374,000)
        Increase in accrued liabilities                    350,000        330,000
                                                       -----------    -----------
    Net cash provided by operating activities              983,000        524,000
                                                       -----------    -----------
Cash flows from investing activities:
    Capital expenditures                                   (32,000)    (1,211,000)
    Purchase of franchise agreements and
      acquired franchise rights                               -           (71,000)
                                                       -----------    -----------
    Net cash used in investing activities                  (32,000)    (1,282,000)
                                                       -----------    -----------
Cash flows from financing activities:
    Proceeds from issuance of long-term debt,
      net of financing costs                                  -           640,000
    Principal payments on long-term debt                  (502,000)      (451,000)
    Principal payments on capital lease obligations        (22,000)       (47,000)
                                                       -----------    -----------
    Net cash provided (used) by financing activities      (524,000)       142,000
                                                       -----------    -----------
    Net change in cash and equivalents                     427,000       (616,000)
    Cash and equivalents, beginning balance              5,840,000      4,612,000
                                                       -----------    -----------
    Cash and equivalents, ending balance               $ 6,267,000    $ 3,996,000
                                                       ===========    ===========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              Morgan's Foods, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  QUARTERS ENDED MAY 20, 2001 AND MAY 21, 2000
                                   (unaudited)


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The interim consolidated financial statements of Morgan's Foods, Inc. have been prepared without audit. In the opinion of Company Management, all adjustments have been included. Unless otherwise disclosed, all adjustments consist only of normal recurring adjustments necessary for a fair statement of results of operations for the interim periods. These unaudited financial statements have been prepared using the same accounting principles that were used in preparation of the Company's annual report on Form 10-K for the year ended February 25, 2001. Certain prior year amounts have been restated to conform to the current year presentation.


NOTE 2.  INCOME (LOSS) PER COMMON SHARE

         Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is based on the combined weighted average number of shares outstanding, which includes the assumed exercise, or conversion of options. In computing diluted net income (loss) per common share, the Company has utilized the treasury stock method. Since the Company reported a net loss or the average share price during the periods presented was below the exercise price of any outstanding stock options, the calculation of diluted net income (loss) per common share does not include the effect of the assumed exercise of outstanding options, as its effect would be anti-dilutive.

NOTE 3.  ISSUANCE OF STOCK OPTIONS

         Stock Options for 11,500 common shares were issued to executives on April 27, 2001 under the Key Employees Stock Option Plan at an exercise price of $.85 per share, the market price on the date of grant. The plan provides that the options are exercisable after a waiting period of 6 months and that each option expires 10 years after its date of issue.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Description of Business. Morgan's Foods, Inc. ("the Company") operates through wholly-owned subsidiaries KFC restaurants under franchises from KFC Corporation and Taco Bell restaurants under franchises from Taco Bell Corporation. As of June 30, 2001, the Company operates 76 KFC restaurants, 8 Taco Bell restaurants, and 17 KFC/Taco Bell "2n1's" under franchises from KFC Corporation and franchises or licenses from Taco Bell Corporation and 2 Taco Bell/Pizza Hut Express "2n1's" operated under franchisees from Taco Bell Corporation and licenses from Pizza Hut Corporation. The Company's fiscal year is a 52 - 53 week year ending on the Sunday nearest the last day of February.

                 SUMMARY OF EXPENSES AS A PERCENTAGE OF REVENUES

                                                                        QUARTER ENDED
                                                            ------------------------------------
                                                            MAY 20, 2001            MAY 21, 2000
                                                            ------------            ------------

Cost of sales:
  Food, paper and beverage................................          31.1%                  30.8%
  Labor and benefits......................................          26.4%                  27.8%
Restaurant operating expenses.............................          25.3%                  25.3%
Depreciation and amortization.............................           5.0%                   5.1%
General and administrative expenses.......................           6.4%                   7.2%
Operating income..........................................           5.7%                   3.8%

         REVENUES. Revenues for the quarter ended May 20, 2001 were $18,607,000 compared to $17,566,000 for the quarter ended May 21, 2000. This increase of $1,041,000 was due to $410,000 in revenues generated by newly built restaurants and restaurants to which a concept was added and a 6.0% increase in comparable restaurant revenues. The increase in comparable restaurant revenues was primarily the result of effective product promotions by the franchisor during the quarter. These increases were partially offset by lost revenues of $341,000 due to restaurants that were permanently closed during the prior fiscal year.

         COSTS OF SALES - FOOD, PAPER AND BEVERAGES. Food, paper and beverage costs for the first quarter increased as a percentage of revenue from 30.8% in fiscal 2001 to 31.1% in fiscal 2002. This increase was primarily the result of the product promotions in the first quarter of fiscal 2002 having a higher food cost than those which were promoted during the first quarter of fiscal 2001. These increases were partially offset by the efficiencies gained from higher average restaurant volumes.

         COST OF SALES - LABOR AND BENEFITS. Labor and benefits decreased as a percentage of revenue for the quarter ended May 20, 2001 to 26.4% compared to 27.8% for the year earlier quarter. The decrease was primarily due to higher average restaurant volumes, decreased workers compensation costs and improved operating efficiencies.

         RESTAURANT OPERATING EXPENSES. Restaurant operating expenses were consistent as a percentage of revenue at 25.3% in the first quarter of fiscal 2002 and fiscal 2001. This was caused by higher average restaurant volumes which was offset by an increase in KFC national advertising expenses from 2.0% of KFC revenue to 2.5% of KFC revenue. The increase in advertising was approved by the national advertising co-op and will remain in effect for the foreseeable future.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the fiscal 2002 first quarter increased to $921,000 compared to $888,000 in the prior year first quarter. The increase is primarily due to the addition of the newly built restaurants discussed above.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased to $1,194,000 in the first quarter of fiscal 2002 from $1,258,000 in the first quarter of fiscal 2001. The decrease of $64,000 was mainly the result of improved cost control at both the Corporate and field operations levels which was partially offset by the accrual of $65,000 for the estimated costs and expenses associated with an employee benefit related lawsuit.

         LOSS ON RESTAURANT ASSETS. The losses on disposal of restaurant assets of $6,000 and $19,000 in the first quarters of fiscal 2002 and 2001 respectively, were the result of assets disposed of during the image enhancement of several restaurants as well as the disposal of obsolete equipment.

         OPERATING INCOME. Operating income in the first quarter of fiscal 2002 increased to $1,068,000 or 5.7% of revenues compared to $675,000 or 3.8% of revenues for the first quarter of fiscal 2001. This increase was primarily the result of higher average restaurant volumes, the closing of several unprofitable restaurants since the first quarter of fiscal 2001 and improved operating efficiencies.

         INTEREST EXPENSE. Interest expense on bank debt increased to $1,177,000 in the first quarter of fiscal 2002 from $1,143,000 in fiscal 2001 due to higher debt balances during the fiscal 2002 quarter necessary to fund the construction of restaurants during the past year. Interest expense on capitalized leases was substantially unchanged from the prior year first quarter.

         OTHER INCOME. Other income for the quarter ended May 20, 2001 increased to $53,000 from $48,000 in the prior year first quarter. The increase is due mainly to increased interest income on increased average cash balances during the first quarter of fiscal 2002.

         PROVISION FOR INCOME TAXES. The provision for income taxes was a credit of $7,000 for the quarter ended May 20, 2001 compared to expense of $3,000 in the prior year quarter. This tax benefit resulted from an adjustment to previous estimates for taxes that are paid in certain jurisdictions.

         LIQUIDITY AND CAPITAL RESOURCES. Cash flow activity for the twelve weeks of fiscal 2002 and fiscal 2001 is presented in the Consolidated Statements of Cash Flows. Cash provided by operating activities was $983,000 for the twelve weeks ended May 20, 2001. The Company paid scheduled long-term bank and capitalized lease debt of $524,000 in the first quarter of fiscal 2002.

         The KFC operations of the Company have historically provided sufficient cash flow to service the Company's debt, refurbish and upgrade restaurant properties and cover administrative overhead. Management believes that operating cash flow will provide sufficient capital to continue to operate and maintain its restaurants, service the Company's debt and support required corporate expenses.

         Certain of the Company's debt arrangements require the maintenance of a consolidated fixed charge coverage ratio of 1.2 to 1 regarding all of its mortgage loans and individual restaurant coverage ratios on certain of its loans as measured at each of the Company's fiscal year ends. At February 25, 2001, the Company was in compliance with the consolidated ratio of 1.2 applicable to $43,621,000 of its loans and fell short of compliance on the consolidated ratio regarding $6,501,000 of its loans with another lender. Additionally, the Company was not in compliance with the 1.4 to 1.0 unit level ratio on certain of its restaurants. The Company obtained waivers of these violations from the applicable lenders and expects to be in compliance with the minimum coverage ratios and other terms and conditions of the agreements by the end of fiscal 2002.

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

         The Board of Directors of the Company at its meeting on June 22, 2001 authorized the purchase of up to two hundred fifty thousand shares of the Company's common stock in the open market from time to time over the next twelve months.

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

                            PART II OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

                  The Company's annual meeting of shareholders was held on June 22, 2001 and voting was conducted on the following proposals:


Proposal 1 - The election of seven Directors. The following seven Directors were elected:

NAME                            FOR             WITHHOLD          ABSTAIN
----                            ---             --------          -------

Leonard Stein-Sapir           2,690,392          4,434            105,395
Richard Arons                 2,690,342          4,484            105,395
Lawrence S. Dolin             2,693,840            986            105,395
James J. Liguori              2,690,423          4,403            105,395
Steven S. Kaufman             2,693,842            984            105,395
Bernard Lerner                2,693,842            984            105,395
Kenneth L. Hignett            2,690,425          4,401            105,395

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           Morgan's Foods, Inc.
                                   ----------------------------------
                                              (Registrant)


Dated:  July 5, 2001               By: /s/ Kenneth L. Hignett
        ------------                   ------------------------------
                                        Kenneth L. Hignett
                                        Senior Vice President,
                                        Chief Financial Officer & Secretary