Form 10-Q
period 2001-08-12
MORGANS FOODS INC
filed 2001-09-26
CIK 68145

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the period ended                  August 12, 2001
                      ---------------------------------------------------------

Commission file number                     0-3833
                       --------------------------------------------------------

                              Morgan's Foods, Inc.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Ohio                                     34-0562210
-------------------------------------------------------------------------------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                  Identification Number)

  24200 Chagrin Boulevard, Suite 126, Beachwood, Ohio          44122
--------------------------------------------------------------------------------
  (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:        (216) 360-7500
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

                      Yes ...X...     No .......

         As of September 21, 2001, the issuer had 2,795,341 shares of common stock outstanding.

                          PART I FINANCIAL INFORMATION

Item 1.  Financial Statements.

                              Morgan's Foods, Inc.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (unaudited)
-------------------------------------------------------------------------------

                                                                                                      QUARTER  ENDED
                                                                                         ---------------------------------------
                                                                                         AUGUST 12, 2001         AUGUST 13, 2000
                                                                                         ---------------         ---------------
REVENUES........................................................................    $         19,939,000      $       19,282,000

COST OF SALES:
 FOOD, PAPER AND BEVERAGE.......................................................               6,064,000               6,194,000
 LABOR AND BENEFITS ............................................................               5,135,000               4,951,000
RESTAURANT OPERATING EXPENSES ..................................................               5,124,000               4,512,000
DEPRECIATION AND AMORTIZATION ..................................................                 887,000                 865,000
GENERAL AND ADMINISTRATIVE EXPENSES.............................................               1,113,000               1,316,000
LOSS ON RESTAURANT ASSETS.......................................................                  25,000                 197,000
                                                                                    --------------------      ------------------
OPERATING INCOME................................................................               1,591,000               1,247,000
INTEREST EXPENSE:
 BANK DEBT AND NOTES PAYABLE....................................................              (1,158,000)             (1,137,000)
 CAPITAL LEASES.................................................................                 (17,000)                (19,000)
OTHER INCOME AND EXPENSE, NET...................................................                  27,000                  18,000
                                                                                    --------------------      ------------------
INCOME BEFORE INCOME TAXES .....................................................                 443,000                 109,000
PROVISION FOR INCOME TAXES......................................................                   8,000                   4,000
                                                                                    --------------------      ------------------
NET INCOME......................................................................    $            435,000      $          105,000
                                                                                    ====================      ==================
BASIC NET INCOME PER COMMON SHARE...............................................    $                .15      $              .04
                                                                                    ====================      ==================
DILUTED NET INCOME PER COMMON SHARE.............................................    $                .15      $              .04
                                                                                    ====================      ==================
BASIC WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING.............................................................               2,941,317               2,925,024
DILUTED WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING.............................................................               2,942,024               2,925,024




                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                          PART I FINANCIAL INFORMATION

Item 1.  Financial Statements.

                              Morgan's Foods, Inc.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (unaudited)
-------------------------------------------------------------------------------

                                                                                                   TWENTY-FOUR WEEKS ENDED
                                                                                         ---------------------------------------
                                                                                         AUGUST 12, 2001         AUGUST 13, 2000
                                                                                         ---------------         ---------------

REVENUES........................................................................    $         38,546,000      $       36,848,000

COST OF SALES:
 FOOD, PAPER AND BEVERAGE.......................................................              11,848,000              11,597,000
 LABOR AND BENEFITS ............................................................              10,055,000               9,834,000
RESTAURANT OPERATING EXPENSES ..................................................               9,838,000               8,952,000
DEPRECIATION AND AMORTIZATION ..................................................               1,774,000               1,721,000
GENERAL AND ADMINISTRATIVE EXPENSES.............................................               2,307,000               2,574,000
LOSS ON RESTAURANT ASSETS.......................................................                  31,000                 216,000
                                                                                    --------------------      ------------------
OPERATING INCOME................................................................               2,693,000               1,954,000
INTEREST EXPENSE:
 BANK DEBT AND NOTES PAYABLE....................................................              (2,369,000)             (2,312,000)
 CAPITAL LEASES.................................................................                 (33,000)                (38,000)
OTHER INCOME AND EXPENSE, NET...................................................                  80,000                  66,000
                                                                                    --------------------      ------------------
INCOME (LOSS) BEFORE INCOME TAXES ..............................................                 371,000                (330,000)
PROVISION FOR INCOME TAXES......................................................                   1,000                   7,000
                                                                                    --------------------      ------------------
NET INCOME (LOSS)...............................................................    $            370,000      $         (337,000)
                                                                                    ====================      ==================
BASIC NET INCOME (LOSS) PER COMMON SHARE........................................    $                .13      $             (.12)
                                                                                    ====================      ==================
DILUTED NET INCOME (LOSS) PER COMMON SHARE......................................    $                .13      $             (.12)
                                                                                    ====================      ==================
BASIC WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING.............................................................               2,953,466               2,923,876
DILUTED WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING.............................................................               2,954,481               2,923,876



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              Morgan's Foods, Inc.

                           CONSOLIDATED BALANCE SHEETS

                                   (unaudited)
--------------------------------------------------------------------------------

                                                                     AUGUST 12, 2001        FEBRUARY 25, 2001
                                                                     ---------------        -----------------
ASSETS

 CURRENT ASSETS:
  CASH AND EQUIVALENTS............................................  $      6,685,000        $       5,840,000
  RECEIVABLES.....................................................            38,000                   78,000
  INVENTORIES.....................................................           479,000                  488,000
  PREPAID EXPENSES................................................           326,000                  222,000
                                                                    ----------------        -----------------
                                                                           7,528,000                6,628,000
 PROPERTY AND EQUIPMENT:
  LAND............................................................        10,801,000               10,802,000
  BUILDINGS AND IMPROVEMENTS......................................        17,829,000               17,701,000
  PROPERTY UNDER CAPITAL LEASES...................................         1,006,000                1,006,000
  LEASEHOLD IMPROVEMENTS..........................................         7,312,000                7,294,000
  EQUIPMENT, FURNITURE AND FIXTURES...............................        17,830,000               17,771,000
  CONSTRUCTION IN PROGRESS........................................           118,000                  110,000
                                                                    ----------------        -----------------
                                                                          54,896,000               54,684,000
  LESS ACCUMULATED DEPRECIATION AND AMORTIZATION..................        15,581,000               14,130,000
                                                                    ----------------        -----------------
                                                                          39,315,000               40,554,000
 OTHER ASSETS.....................................................         1,553,000                1,621,000
 FRANCHISE AGREEMENTS.............................................         2,186,000                2,241,000
 DEFERRED TAXES...................................................           600,000                  600,000
 ACQUIRED FRANCHISE RIGHTS........................................         9,661,000                9,910,000
                                                                    ----------------        -----------------
                                                                    $     60,843,000        $      61,554,000
                                                                    ================        =================
LIABILITIES AND SHAREHOLDERS' DEFICIENCY
 CURRENT LIABILITIES:
    CURRENT MATURITIES OF LONG-TERM DEBT..........................  $      2,182,000        $       2,076,000
    CURRENT MATURITIES OF CAPITAL LEASE OBLIGATIONS ..............           106,000                   94,000
    ACCOUNTS PAYABLE..............................................         3,661,000                3,590,000
    ACCRUED LIABILITIES...........................................         3,267,000                3,322,000
                                                                    ----------------        -----------------
                                                                           9,216,000                9,082,000
  LONG-TERM DEBT .................................................        49,924,000               51,046,000
  LONG-TERM CAPITAL LEASE OBLIGATIONS ............................           595,000                  651,000
  OTHER LONG-TERM LIABILITIES ....................................         1,335,000                1,353,000


SHAREHOLDERS' DEFICIENCY
PREFERRED SHARES, 1,000,000 SHARES AUTHORIZED,
  NO SHARES OUTSTANDING
COMMON STOCK
 AUTHORIZED SHARES - 25,000,000
 ISSUED SHARES - 2,969,405........................................            30,000                   30,000
 TREASURY STOCK - 73,730 IN 2001 AND 31,833 IN 2000...............           (64,000)                 (76,000)
CAPITAL IN EXCESS OF STATED VALUE.................................        28,844,000               28,875,000
ACCUMULATED DEFICIT...............................................       (29,037,000)             (29,407,000)
                                                                    ----------------        -----------------
TOTAL SHAREHOLDERS' DEFICIENCY....................................          (227,000)                (578,000)
                                                                    ----------------        -----------------
                                                                    $     60,843,000        $      61,554,000
                                                                    ================        =================


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              Morgan's Foods, Inc.

           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIENCY)

                                   (unaudited)

                                                                                                                           TOTAL
                                              COMMON SHARES            TREASURY SHARES       CAPITAL IN                SHAREHOLDERS'
                                         ------------------------  ----------------------   EXCESS OF     ACCUMULATED     EQUITY
                                           SHARES       AMOUNT       SHARES      AMOUNT     STATED VALUE     DEFICIT    (DEFICIENCY)
                                         ----------   -----------  -----------  ---------  ------------   ----------   -------------

Balance, February 27, 2000..............  2,969,405     $30,000    (46,678)   $(111,000)   $28,875,000   $(27,864,000)    $ 930,000

Net loss................................       -            -          -           -             -         (1,543,000)   (1,543,000)

Issue of treasury shares for
 401(k) contributions...................       -            -       14,845       35,000          -               -           35,000
                                           -----------  ---------  ---------  -----------   -----------   ------------    ----------

Balance, February 25, 2001..............   2,969,405     30,000    (31,833)    (76,000)     28,875,000    (29,407,000)     (578,000)

Net income..............................       -            -          -           -              -           370,000       370,000

Purchase of common shares...............       -            -      (73,730)     (64,000)          -               -         (64,000)

Issue of treasury shares for
 401(k) contributions...................       -            -       31,833       76,000       (31,000)           -           45,000
                                         -----------  ---------  ---------  -----------   -----------    ------------     ----------

Balance, August 12, 2001................   2,969,405   $ 30,000    (73,730)   $ (64,000)  $28,844,000    $(29,037,000)   $ (227,000)
                                         ===========  =========  =========  ===========   ===========    ============    ==========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              Morgan's Foods, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (unaudited)


                                                                                                 TWENTY-FOUR WEEKS ENDED
                                                                                       -----------------------------------------
                                                                                       AUGUST 12, 2001           AUGUST 13, 2000
                                                                                       ---------------           ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:

    NET INCOME (LOSS)................................................................    $         370,000     $        (337,000)
    ADJUSTMENTS TO RECONCILE TO NET CASH
      PROVIDED BY OPERATING ACTIVITIES:
       DEPRECIATION AND AMORTIZATION.................................................            1,839,000             1,787,000
       AMORTIZATION OF SUPPLY AGREEMENT ADVANCES.....................................              (83,000)              (55,000)
       FUNDING FROM SUPPLY AGREEMENTS................................................               52,000               971,000
       LOSS ON RESTAURANT ASSETS.....................................................               33,000               216,000
       CHANGE IN ASSETS AND LIABILITIES:
        DECREASE IN RECEIVABLES......................................................               40,000                34,000
        DECREASE (INCREASE) IN INVENTORIES...........................................                9,000               (79,000)
        DECREASE (INCREASE) IN PREPAID EXPENSES......................................             (104,000)              225,000
        DECREASE IN OTHER ASSETS.....................................................                1,000                32,000
        INCREASE (DECREASE) IN ACCOUNTS PAYABLE......................................               71,000              (416,000)
        INCREASE IN ACCRUED LIABILITIES..............................................              (22,000)             (216,000)
                                                                                         -----------------     -----------------
    NET CASH PROVIDED BY OPERATING ACTIVITIES........................................            2,206,000             2,162,000
                                                                                         -----------------     -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    CAPITAL EXPENDITURES.............................................................             (232,000)           (2,847,000)
    PURCHASE OF FRANCHISE AGREEMENTS AND
      ACQUIRED FRANCHISE RIGHTS......................................................               (5,000)             (175,000)
    PROCEEDS FROM SALE OF RESTAURANT ASSETS..........................................             -                        1,000
                                                                                         -----------------     -----------------
    NET CASH USED IN INVESTING ACTIVITIES............................................             (237,000)           (3,021,000)
                                                                                         -----------------     -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    PROCEEDS FROM ISSUANCE OF LONG-TERM DEBT,
      NET OF FINANCING COSTS.........................................................             -                    1,200,000
    PRINCIPAL PAYMENTS ON LONG-TERM DEBT.............................................           (1,016,000)             (900,000)
    PRINCIPAL PAYMENTS ON CAPITAL LEASE OBLIGATIONS..................................              (44,000)              (78,000)
    PURCHASE OF TREASURY SHARES......................................................              (64,000)             -
                                                                                         -----------------     -----------------
    NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES.................................           (1,124,000)              222,000
                                                                                         -----------------     -----------------
    NET CHANGE IN CASH AND EQUIVALENTS...............................................              845,000              (637,000)
    CASH AND EQUIVALENTS, BEGINNING BALANCE..........................................            5,840,000             4,612,000
                                                                                         -----------------     -----------------
    CASH AND EQUIVALENTS, ENDING BALANCE.............................................    $       6,685,000     $       3,975,000
                                                                                         =================     =================


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              Morgan's Foods, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               QUARTERS ENDED AUGUST 12, 2001 AND AUGUST 13, 2000
                                   (unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The interim consolidated financial statements of Morgan's Foods, Inc. have been prepared without audit. In the opinion of Company Management, all adjustments have been included. Unless otherwise disclosed, all adjustments consist only of normal recurring adjustments necessary for a fair statement of results of operations for the interim periods. These unaudited financial statements have been prepared using the same accounting principles that were used in preparation of the Company's annual report on Form 10-K for the year ended February 25, 2001. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

NOTE 4. NEW ACCOUNTING STANDARD

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 142 addresses the accounting for goodwill and other intangible assets after an acquisition. The most significant changes made by SFAS 142 are:
1) goodwill and intangible assets with indefinite lives will no longer be amortized; 2) goodwill and intangible assets with indefinite lives must be tested for impairment at least annually; and 3) the amortization period for the intangible assets with indefinite lives will no longer be limited to forty years. The Company plans to adopt SFAS 142 for its fiscal year beginning March 4, 2002, as required. The Company is currently evaluating the provision of SFAS 142 and has not yet determined the effect that adoption of this standard will have on its consolidated financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         DESCRIPTION OF BUSINESS. Morgan's Foods, Inc. ("the Company") operates through wholly-owned subsidiaries KFC restaurants under franchises from KFC Corporation and Taco Bell restaurants under franchises from Taco Bell Corporation. As of September 21, 2001, the Company operates 76 KFC restaurants, 8 Taco Bell restaurants, and 17 KFC/Taco Bell "2n1's" under franchises from KFC Corporation and franchises or licenses from Taco Bell Corporation and 2 Taco Bell/Pizza Hut Express "2n1's" operated under franchisees from Taco Bell Corporation and licenses from Pizza Hut Corporation. The Company's fiscal year is a 52 - 53 week year ending on the Sunday nearest the last day of February.

                 SUMMARY OF EXPENSES AS A PERCENTAGE OF REVENUES

                                                               QUARTER ENDED                           TWENTY-FOUR WEEKS ENDED
                                                    ------------------------------------       -------------------------------------
                                                    AUGUST 12, 2001      AUGUST 13, 2000       AUGUST 12, 2001       AUGUST 13, 2000
                                                    ---------------      ---------------       ---------------       ---------------
Cost of sales:
  Food, paper and beverage.........................      30.4%               32.1%                 30.7%                31.5%
  Labor and benefits...............................      25.8%               25.7%                 26.1%                26.7%
Restaurant operating expenses......................      25.7%               23.4%                 25.5%                24.3%
Depreciation and amortization......................       4.5%                4.5%                  4.6%                 4.7%
General and administrative expenses................       5.6%                6.8%                  6.0%                 7.0%
Operating income...................................       8.0%                6.5%                  7.0%                 5.3%

         REVENUES. Revenues for the quarter ended August 12, 2001 were $19,939,000 compared to $19,282,000 for the quarter ended August 13, 2000. This increase of $657,000 was due to $85,000 in revenues generated by newly renovated restaurants and a 5.2% increase in comparable restaurant revenues. The increase in comparable restaurant revenues was primarily the result of effective product promotions by the franchisor during the quarter. These increases were partially offset by lost revenues of $320,000 due to restaurants that were permanently closed during the prior fiscal year. Revenues for the twenty-four weeks ended August 12, 2001 were $38,546,000 compared to $36,848,000 for the twenty-four weeks ended August 13, 2000. The increase of $1,698,000 was attributable to $418,000 of revenues generated by newly built restaurants and restaurants to which a concept was added and a 5.7% increase in comparable restaurant revenues. These increases were partially offset by lost revenues of $661,000 due to restaurants that were permanently closed during the prior fiscal year.

         COSTS OF SALES - FOOD, PAPER AND BEVERAGES. Food, paper and beverage costs for the second quarter decreased as a percentage of revenue from 32.1% in fiscal 2001 to 30.4% in fiscal 2002. This decrease was primarily the result of the product promotions in the second quarter of fiscal 2002 having lower food cost than those which were promoted during the second quarter of fiscal 2001 and by the efficiencies gained from higher average restaurant volumes. Food, paper and beverage costs for the twenty-four weeks ended August 12, 2001 decreased to 30.7% of revenue compared to 31.5% in the year earlier period for the reasons discussed above.

         COST OF SALES - LABOR AND BENEFITS. Labor and benefits were substantially unchanged as a percentage of revenue for the quarter ended August 12, 2001 at 25.8% compared to 25.7% for the year earlier quarter. Labor and benefits decreased as a percentage of revenue for the twenty-four weeks ended August 12, 2001 to 26.1% from 26.7% in the year earlier period. The decrease was primarily due to higher average restaurant volumes, decreased benefit costs and improved operating efficiencies.

         RESTAURANT OPERATING EXPENSES. Restaurant operating expenses increased as a percentage of revenue from 23.4% in the second quarter of fiscal 2001 to 25.7% in the second quarter of fiscal 2002. This was primarily caused by higher utility costs and an increase in KFC national advertising expenses from 2.0% of KFC revenue to 2.5% of KFC revenue. The increase in advertising was approved by the national advertising co-op and will remain in effect for the foreseeable future. Restaurant operating expenses for the twenty-four weeks ended August 12, 2001 increased to 25.5% of revenue of revenue compared to 24.3% of revenue in the comparable prior year period primarily due to the reasons discussed above.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the fiscal 2002 second quarter increased to $887,000 compared to $865,000 in the prior year first quarter. The increase is primarily due to the addition of the newly built restaurants discussed above. Depreciation and amortization for the twenty-four weeks ended August 12, 2001 increased to $1,774,000 from $1,721,000 for the year earlier period for the reasons discussed above.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased to $1,113,000 in the second quarter of fiscal 2002 from $1,316,000 in the second quarter of fiscal 2001. The decrease of $203,000 was mainly the result of improved cost control at both the Corporate and field operations levels. General and administrative expenses for the twenty-four weeks ended August 12, 2001 decreased to $2,307,000 compared to $2,574,000 for the year earlier period due to the reasons discussed above.

         LOSS ON RESTAURANT ASSETS. The losses on restaurant assets of $25,000 and $197,000 in the second quarters of fiscal 2002 and 2001 respectively, were the result of assets disposed of during the image enhancement of several restaurants as well as the disposal of obsolete equipment.

         OPERATING INCOME. Operating income in the second quarter of fiscal 2002 increased to $1,591,000 or 8.0% of revenues compared to $1,247,000 or 6.5% of revenues for the second quarter of fiscal 2001. This increase was primarily the result of higher average restaurant volumes, the closing of several unprofitable restaurants since the second quarter of fiscal 2001 and improved operating efficiencies. Operating income for the twenty-four weeks ended August 12, 2001 increased to $2,693,000 or 7.0% of revenue from $1,954,000 or 5.3% for the reasons discussed above.

         INTEREST EXPENSE. Interest expense on bank debt increased to $1,158,000 in the second quarter of fiscal 2002 from $1,137,000 in fiscal 2001 due to higher debt balances during the fiscal 2002 quarter necessary to fund the construction of restaurants during the past year. Interest expense on capitalized leases was substantially unchanged from the prior year second quarter. Interest expense on bank debt for the twenty-four weeks ended August 12, 2001 increased to $2,369,000 from $2,312,000 for the same reasons discussed above. Interest expense on capitalized leases was substantially unchanged from the prior year second quarter and for the twenty-four weeks.

         OTHER INCOME. Other income for the quarter ended August 12, 2001 increased to $27,000 in the second quarter of fiscal 2002 from $18,000 in the second quarter of fiscal 2001 due to increased interest income earned on increased average cash balances. Other income for the twenty-four weeks ended August 12, 2001 increased to $80,000 from $66,000 due to the reasons discussed above.

         PROVISION FOR INCOME TAXES. The provision for income taxes was $8,000 for the quarter ended August 12, 2001 compared to $4,000 in the prior year quarter due to the improved operating results discussed above. The provision for income taxes for the twenty-four weeks ended August 12, 2001 decreased to $1,000 as compared to $7,000 for the year earlier period due to an adjustment, during the first quarter of fiscal 2002, to previous estimates for taxes that are paid in certain jurisdictions.

         LIQUIDITY AND CAPITAL RESOURCES. Cash flow activity for the twenty-four weeks of fiscal 2002 and fiscal 2001 is presented in the Consolidated Statements of Cash Flows. Cash provided by operating activities was $2,206,000 for the twenty-four weeks ended August 12, 2001. The Company paid scheduled long-term bank and capitalized lease debt of $1,060,000 in fiscal 2002.

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

         Certain of the Company's debt arrangements require the maintenance of a consolidated fixed charge coverage ratio of 1.2 to 1.0 regarding all of its mortgage loans and individual restaurant coverage ratios of 1.4 to 1.0 on certain of its loans as measured at each of the Company's fiscal year ends. At February 25, 2001, the Company was in compliance with the consolidated ratio of
1.2 applicable to $43,621,000 of its loans and fell short of compliance on the consolidated ratio regarding $6,501,000 of its loans with another lender. Additionally, the Company was not in compliance with the 1.4 unit level ratio on certain of its restaurants. The Company obtained waivers of these violations from the applicable lenders and expects to be in compliance with the minimum coverage ratios and other terms and conditions of the agreements by the end of fiscal 2002.

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

         The Board of Directors of the Company at its meeting on June 22, 2001 authorized the purchase of up to 250,000 shares of the Company's common stock in the open market from time to time over the next twelve months. On July 11, 2001 the Company purchased 73,730 shares which constitutes all of the stock formerly held by the Morgan's Foods, Inc. 401(k) Profit Sharing Plan under authority granted by the Board of Directors specifically for that purpose. On August 13, 2001 the Company purchased 100,334 shares under its previously disclosed authorization to purchase 250,000 shares during the twelve months ending June 21, 2002.

         SEASONALITY. The operations of the Company are affected by seasonal fluctuations. Historically, the Company's revenues and income have been highest during the summer months with the fourth fiscal quarter representing the slowest period. This seasonality is primarily attributable to weather conditions in the Company's marketplace, which consist of portions of Ohio, Pennsylvania, Missouri, Illinois, West Virginia and New York.

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


Dated:  September 26, 2001              By: /s/ Kenneth L. Hignett
        ------------------                  --------------------------------
                                            Kenneth L. Hignett
                                            Senior Vice President,
                                            Chief Financial Officer & Secretary