Form 10-Q
period 2001-11-04
MORGANS FOODS INC
filed 2001-12-19
CIK 68145

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the period ended                        November 4, 2001
                     ----------------------------------------------------------
Commission file number                            0-3833
                      ----------------------------------------------------------

                              Morgan's Foods, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 Ohio                                      34-0562210
--------------------------------------------------------------------------------
   (State  or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                   Identification Number)

24200 Chagrin Boulevard, Suite 126, Beachwood, Ohio               44122
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:            (216) 360-7500
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

         As of December 19, 2001, the issuer had 2,745,341 shares of common stock outstanding.

                          PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

                              Morgan's Foods, Inc.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (unaudited)
------------------------------------------------------------------------------

                                                           QUARTER  ENDED
                                               --------------------------------------
                                               NOVEMBER 4, 2001     NOVEMBER 5, 2000
                                               ----------------     ----------------

Revenues ...................................      $ 20,418,000       $ 18,719,000

Cost of sales:
 Food, paper and beverage ..................         6,134,000          6,109,000
 Labor and benefits ........................         5,107,000          5,001,000
Restaurant operating expenses ..............         5,284,000          4,753,000
Depreciation and amortization ..............           893,000            903,000
General and administrative expenses ........         1,210,000          1,277,000
Loss on restaurant assets (Note 4) .........            81,000            205,000
                                                  ------------       ------------
Operating income ...........................         1,709,000            471,000
Interest expense:
 Bank debt and notes payable ...............        (1,157,000)        (1,176,000)
 Capital leases ............................           (16,000)           (19,000)
Other income and expense, net ..............            25,000             52,000
                                                  ------------       ------------
Income (loss) from continuing operations
 before income taxes .......................           561,000           (672,000)
Provision for income taxes .................             9,000              3,000
                                                  ------------       ------------
Income (loss) from continuing operations ...           552,000           (675,000)
Gain from discontinued operations (Note 2) .              --              137,000
                                                  ------------       ------------
Net income (loss) ..........................      $    552,000       $   (538,000)
                                                  ============       ============
Basic income (loss) per
 Common share (Note 3):
    Income (loss) from continuing operations      $        .20       $       (.23)
    Income from discontinued operations ....              --                  .05
                                                  ------------       ------------
    Net income (loss) per share ............      $        .20       $       (.18)
                                                  ============       ============
Diluted income (loss) per
 common share (Note 3):
    Income (loss) from continuing operations      $        .20       $       (.23)
    Income from discontinued operations ....              --                  .05
                                                  ------------       ------------
    Net income (loss) per share ............      $        .20       $       (.18)
                                                  ============       ============
Basic weighted average number of
 shares outstanding ........................         2,795,524          2,937,572
Diluted weighted average number of
 shares outstanding ........................         2,797,635          2,937,572


                 See notes to consolidated financial statements.
                                       2

                          PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

                             Morgan's Foods, Inc.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (unaudited)
------------------------------------------------------------------------------

                                                      THIRTY-SIX WEEKS ENDED
                                              -----------------------------------
                                              NOVEMBER 4, 2001   NOVEMBER 5, 2000
                                              ----------------   ----------------
Revenues .................................      $ 58,964,000       $ 55,567,000

Cost of sales:
 food, paper and beverage ................        17,982,000         17,706,000
 Labor and benefits ......................        15,162,000         14,835,000
Restaurant operating expenses ............        15,122,000         13,705,000
Depreciation and amortization ............         2,667,000          2,624,000
General and administrative expenses ......         3,517,000          3,851,000
Loss on restaurant assets (Note 4) .......           112,000            421,000
                                                ------------       ------------
Operating income .........................         4,402,000          2,425,000
Interest expense:
 Bank debt and notes payable .............        (3,526,000)        (3,488,000)
 Capital leases ..........................           (49,000)           (57,000)
Other income and expense, net ............           105,000            118,000
                                                ------------       ------------
Income (loss) from continuing operations
 before income taxes .....................           932,000         (1,002,000)
Provision for income taxes ...............            10,000             10,000
                                                ------------       ------------
Income (loss) from continuing operations .           922,000         (1,012,000)
Gain from discontinued operations (Note 2)              --              137,000
                                                ------------       ------------
Net income (loss) ........................      $    922,000       $   (875,000)
                                                ============       ============
Basic income (loss) per
 common share (Note 3):
  Income (loss) from continuing operations      $        .32       $       (.35)
  Income from discontinued operations ....              --                  .05
                                                ------------       ------------
  Net income (loss) per share ............      $        .32       $       (.30)
                                                ============       ============
Diluted income (loss) per
 common share (Note 3):
  Income (loss) from continuing operations      $        .32       $       (.35)
  Income from discontinued operations ....              --                  .05
                                                ------------       ------------
  Net income (loss) per share ............      $        .32       $       (.30)
                                                ============       ============
Basic weighted average number of
 shares outstanding ......................         2,882,442          2,928,441
Diluted weighted average number of
 shares outstanding ......................         2,883,776          2,928,441

                 See notes to consolidated financial statements.
                                       3

                              MORGAN'S FOODS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)
------------------------------------------------------------------------------


                                                      NOVEMBER 4, 2001    FEBRUARY 25, 2001
                                                      ----------------    -----------------
Assets
 Current assets:
  Cash and equivalents .............................      $  6,898,000       $  5,840,000
  Receivables ......................................            49,000             78,000
  Inventories ......................................           521,000            488,000
  Prepaid expenses .................................           346,000            222,000
                                                          ------------       ------------
                                                             7,814,000          6,628,000
 Property and equipment:
  Land .............................................        10,801,000         10,802,000
  Buildings and improvements .......................        17,913,000         17,701,000
  Property under capital leases ....................         1,006,000          1,006,000
  Leasehold improvements ...........................         7,439,000          7,294,000
  Equipment, furniture and fixtures ................        17,962,000         17,771,000
  Construction in progress .........................            75,000            110,000
                                                          ------------       ------------
                                                            55,196,000         54,684,000
  Less accumulated depreciation and amortization ...        16,319,000         14,130,000
                                                          ------------       ------------
                                                            38,877,000         40,554,000
 Other assets ......................................         1,537,000          1,621,000
 Franchise agreements ..............................         2,160,000          2,241,000
 Deferred taxes ....................................           600,000            600,000
 Acquired franchise rights .........................         9,537,000          9,910,000
                                                          ------------       ------------
                                                          $ 60,525,000       $ 61,554,000
                                                          ============       ============
Liabilities and shareholders' equity (deficiency)
 Current liabilities:
    Current maturities of long-term debt ...........      $  2,235,000       $  2,076,000
    Current maturities of capital lease obligations            108,000             94,000
    Accounts payable ...............................         3,681,000          3,590,000
    Accrued liabilities ............................         3,122,000          3,322,000
                                                          ------------       ------------
                                                             9,146,000          9,082,000
  Long-term debt ...................................        49,387,000         51,046,000
  Long-term capital lease obligations ..............           571,000            651,000
  Other long-term liabilities ......................         1,203,000          1,353,000


Shareholders' equity (deficiency)
Preferred shares, 1,000,000 shares authorized,
  No shares outstanding
Common stock
 Authorized shares - 25,000,000
 issued shares - 2,969,405 .........................            30,000             30,000
 Treasury stock - 179,064 in 2001 and 31,833 in 2000          (171,000)           (76,000)
Capital in excess of stated value ..................        28,844,000         28,875,000
Accumulated deficit ................................       (28,485,000)       (29,407,000)
                                                          ------------       ------------
Total shareholders' equity (deficiency) ............           218,000           (578,000)
                                                          ------------       ------------
                                                          $ 60,525,000       $ 61,554,000
                                                          ============       ============


                See notes to consolidated financial statements.
                                       4

                              MORGAN'S FOODS, INC.

           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIENCY)

                                   (unaudited)



                                          Common Shares                       Treasury Shares                Capital in
                                  ------------------------------      -------------------------------        excess of
                                     Shares            Amount            Shares              Amount         stated value
                                  ------------      ------------      ------------       ------------       ------------
Balance, February 27, 2000 .         2,969,405      $     30,000           (46,678)      $   (111,000)      $ 28,875,000

Net loss ...................              --                --                --                 --                 --

Issue of treasury shares for
 401(k) contributions ......              --                --              14,845             35,000               --
                                  ------------      ------------      ------------       ------------       ------------
Balance, February 25, 2001 .         2,969,405            30,000           (31,833)           (76,000)        28,875,000

Net income .................              --                --                --                 --                 --

Issue of treasury shares for
 401(k) contributions ......              --                --              31,833             76,000            (31,000)

Purchase of common shares ..              --                --            (179,064)          (171,000)              --
                                  ------------      ------------      ------------       ------------       ------------
Balance, November 4, 2001 ..         2,969,405      $     30,000          (179,064)      $   (171,000)      $ 28,844,000
                                  ============      ============      ============       ============       ============

                                                             Total
                                                          Shareholders'
                                        Accumulated         Equity
                                          Deficit         (Deficiency)
                                       ------------       ------------
Balance, February 27, 2000 .           $(27,864,000)      $    930,000

Net loss ...................             (1,543,000)        (1,543,000)

Issue of treasury shares for
 401(k) contributions ......                   --               35,000
                                       ------------       ------------
Balance, February 25, 2001 .            (29,407,000)          (578,000)

Net income .................                922,000            922,000

Issue of treasury shares for
 401(k) contributions ......                   --               45,000

Purchase of common shares ..                   --             (171,000)
                                       ------------       ------------
Balance, November 4, 2001 ..           $(28,485,000)      $    218,000
                                       ============       ============



                 See notes to consolidated financial statements
                                       5

                              Morgan's Foods, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                            THIRTY-SIX WEEKS ENDED
                                                       ---------------------------------
                                                       NOVEMBER 4, 2001 NOVEMBER 5, 2000
                                                       ---------------- ----------------
Cash flows from operating activities:
   Net income (loss) ..............................      $   922,000       $  (875,000)
 Adjustments to reconcile to net cash
  provided by operating activities:
      Depreciation and amortization, including
       deferred financing costs ...................        2,765,000         2,723,000
      Amortization of supply agreement advances ...         (124,000)          (69,000)
      Funding from supply agreements ..............           52,000           971,000
      Loss on sale or disposal of
       restaurant assets ..........................          112,000           421,000
      Change in assets and liabilities:
       Decrease in receivables ....................           29,000            13,000
       (Increase) decrease in inventories .........          (33,000)           65,000
       (Increase) decrease in prepaid expenses ....         (124,000)          100,000
       Increase in other assets ...................          (16,000)          (11,000)
       Increase (decrease) in accounts payable ....           91,000          (739,000)
       Decrease in accrued liabilities ............         (286,000)         (243,000)
                                                         -----------       -----------
   Net cash provided by operating activities ......        3,388,000         2,356,000
                                                         -----------       -----------
Cash flows from investing activities:
    Capital expenditures ..........................         (583,000)       (3,112,000)
    Purchase of franchise agreements and
     acquired franchise rights ....................          (10,000)         (175,000)
    Proceeds from sale of restaurant assets .......             --               2,000
                                                         -----------       -----------
    Net cash used in investing activities .........         (593,000)       (3,285,000)
                                                         -----------       -----------
Cash flows from financing activities:
   Proceeds from issuance of long-term debt,
     net of financing costs .......................           36,000         3,025,000
   Principal payments on long-term debt ...........       (1,536,000)       (1,355,000)
   Principal payments on capital
    lease obligations .............................          (66,000)         (940,000)
   Purchase of treasury shares ....................         (171,000)             --
                                                         -----------       -----------
   Net cash (used) provided by financing activities       (1,737,000)          730,000
                                                         -----------       -----------
   Net change in cash and equivalents .............        1,058,000          (199,000)
   Cash and equivalents, beginning balance ........        5,840,000         4,612,000
                                                         -----------       -----------
   Cash and equivalents, ending balance ...........      $ 6,898,000       $ 4,413,000
                                                         ===========       ===========



                 See notes to consolidated financial statements.
                                       6

                              Morgan's Foods, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              QUARTERS ENDED NOVEMBER 4, 2001 AND NOVEMBER 5, 2000
                                   (unaudited)


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The interim consolidated financial statements of Morgan's Foods, Inc. ("the Company") have been prepared without audit. In the opinion of Company Management, all adjustments have been included. Unless otherwise disclosed, all adjustments consist only of normal recurring adjustments necessary for a fair statement of results of operations for the interim periods. These unaudited financial statements have been prepared using the same accounting principles that were used in preparation of the Company's annual report on Form 10-K for the year ended February 25, 2001. Certain prior year amounts have been reclassified to conform to the current year presentation.


NOTE 2.  DISCONTINUED OPERATIONS

         The Company sold the one remaining former East Side Mario's location and the liquor license and equipment during the third quarter of fiscal 2001. The cash received as a result of these transactions was used to pay off the capital lease obligations, purchase the leased property to be sold and other expenses of the transactions. The results of operations of the discontinued segment are shown in the Consolidated Statements of Operations as "Gain from discontinued operations" and there is no tax effect of the gain. The Company recorded a gain on the disposal of the remaining assets. The East Side Mario's restaurants formerly operated by the Company began in March 1993 and encompassed six locations by April 1995. Comparable restaurant revenues for the East Side Mario's segment had declined since fiscal 1996 and the restaurant concept was not appropriately supported by the franchisor.


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


NOTE 4.  IMPAIRMENT OF LONG-LIVED ASSETS

         During the third quarter of fiscal 2001 the cash flow forecast for one of the Company's restaurants demonstrated continuing losses. Based upon this the Company performed an analysis comparing the net book value of this restaurants assets to the fair value of the assets. Fair value was determined by review of recent sales transactions. Based upon this analysis the Company recorded an impairment loss of $133,000 which is included in the loss on restaurants assets.

NOTE 5.  NEW ACCOUNTING STANDARDS

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 142 addresses the accounting for goodwill and other intangible assets after an acquisition. The most significant changes made by SFAS 142 are:
1) goodwill and intangible assets with indefinite lives will no longer be amortized; 2) goodwill and intangible assets with indefinite lives must be tested for impairment at least annually; and 3) the amortization period for intangible assets with finite lives will no longer be limited to forty years. The Company plans to adopt SFAS 142 for its fiscal year beginning March 4, 2002, as required. The Company is currently evaluating the provisions of SFAS 142 and has not yet determined the effect that adoption of this standard will have on its consolidated financial position or results of operations.

         In June 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations" which will become effective for the Company on March 2, 2003. This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The amount recorded as a liability, will be capitalized by increasing the carrying amount of the related long-lived asset. Subsequent to initial measurement, the liability is accreted to the ultimate amount anticipated to be paid and is also adjusted for revisions to the timing or amount of estimated cash flows. The capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Company has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

         In August 2001, the FASB issued SFAS 144, "Impairment or Disposal of Long-Lived Assets" which will become effective for the Company on March 4, 2002. This statement further refines the rules for accounting for long-lived assets and long-lived assets to be disposed of. The Company has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         DESCRIPTION OF BUSINESS. Morgan's Foods, Inc. ("the Company") operates through wholly-owned subsidiaries KFC restaurants under franchises from KFC Corporation and Taco Bell restaurants under franchises from Taco Bell Corporation. As of December 19, 2001, the Company operates 76 KFC restaurants, 7 Taco Bell restaurants, 17 KFC/Taco Bell "2n1's" under franchises from KFC Corporation and franchises or licenses from Taco Bell Corp., and 3 Taco Bell/Pizza Hut Express "2n1's" operated under franchises from Taco Bell Corporation and licenses from Pizza Hut Corporation. The Company's fiscal year is a 52 - 53 week year ending on the Sunday nearest the last day of February.


                 SUMMARY OF EXPENSES AS A PERCENTAGE OF REVENUES


                                                                  QUARTER ENDED                         THIRTY-SIX WEEKS ENDED
                                                      ------------------------------------      -----------------------------------
                                                         NOVEMBER 4,          NOVEMBER 5,          NOVEMBER 4,          NOVEMBER 5,
                                                            2001                 2000                  2001                2000
                                                      ----------------     ---------------      ----------------     --------------
Cost of sales:
  Food, paper and beverage.........................          30.0%               32.6%                 30.5%                31.9%
  Labor and benefits...............................          25.0%               26.7%                 25.7%                26.7%
Restaurant operating expenses......................          25.9%               25.4%                 25.7%                24.7%
Depreciation and amortization......................           4.4%                4.8%                  4.5%                 4.7%
General and administrative expenses................           5.9%                6.8%                  6.0%                 6.9%
Operating income...................................           8.4%                2.5%                  7.5%                 4.4%


         REVENUES. Revenues for the quarter ended November 4, 2001 were $20,418,000 compared to $18,719,000 for the quarter ended November 5, 2000. This increase of $1,699,000 included an increase of 10.8% in comparable restaurant revenues which was partially offset by $232,000 in lost sales due to restaurants being permanently or temporarily closed. The increase in comparable restaurant revenues was primarily the result of effective product promotions by the franchisors during the quarter. Revenues for the thirty-six weeks ended November 4, 2001 were $58,964,000 compared to $55,567,000 for the thirty-six weeks ended November 5, 2000. The increase of $3,397,000 was attributable to $262,000 of revenues generated by restaurants which were remodeled or to which a concept was added and a 7.8% increase in comparable restaurant revenues which was partially offset by $754,000 in lost sales due to restaurants being permanently or temporarily closed.

         COSTS OF SALES - FOOD, PAPER AND BEVERAGES. Food, paper and beverage costs for the fiscal 2002 third quarter decreased as a percentage of revenue from 32.6% in fiscal 2001 to 30.0%. This decrease was the result of several factors, including product promotions in the third quarter of fiscal 2002 having a lower food cost than those promoted during the third quarter of fiscal 2001 and by efficiencies gained due to higher average restaurant volumes. Food, paper and beverage costs were also reduced by $259,000 received during the third quarter of fiscal 2002 as the result of a settlement negotiated by FRANMAC, the Taco Bell franchisee association, with certain system food suppliers. Food, paper and beverage costs for the thirty-six weeks ended November 4, 2001 decreased to 30.5% of revenue compared to 31.9% in the year earlier period primarily for the reasons discussed above.

         COST OF SALES - LABOR AND BENEFITS. Labor and benefits were decreased as a percentage of revenue for the quarter ended November 4, 2001 to 25.0% compared to 26.7% for the year earlier quarter due to higher average restaurant volumes, decreased benefit costs and improved operating efficiencies. Labor and benefits decreased as a percentage of revenue for the thirty-six weeks ended November 4, 2001 from 26.7% to 25.7% for the reasons discussed above.

         RESTAURANT OPERATING EXPENSES. Restaurant operating expenses increased as a percentage of revenue to 25.9% in the third quarter of fiscal 2002 compared to 25.4% in the third quarter of fiscal 2001 due mainly to higher repairs and maintenance costs and an increase in KFC national advertising expenses from 2.0% of KFC revenues to 2.5% of KFC revenue. The increased advertising was approved by the national advertising co-op and will remain in effect for the foreseeable future. Restaurant operating expenses for the thirty-six weeks ended November 4, 2001 increased to 25.7% of revenue compared 24.7% of revenue in the comparable prior year period for the reasons discussed above.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the fiscal 2002 third quarter was substantially unchanged at $893,000 compared to $903,000 in the prior year third quarter. Depreciation and amortization for the thirty-six weeks ended November 4, 2001 increased to $2,667,000 from $2,624,000 for the year earlier period primarily due to the addition of concepts to 3 restaurants.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased to $1,210,000 in the third quarter of fiscal 2002 from $1,277,000 in the third quarter of fiscal 2001. This decrease of $67,000 was mainly the result of improved cost control at both the Corporate and field operations levels as well as $90,000 in fees accrued to pay an advisor to solicit indications of interest for the Company in the prior year quarter and partially offset by increased accruals for bonuses due to the improved operating results in the current year quarter. General and administrative expenses for the thirty-six weeks ended November 4, 2001 decreased to $3,517,000 compared to $3,851,000 for the year earlier period primarily for the reasons discussed above.

         LOSS ON RESTAURANT ASSETS. The loss on restaurant assets decreased to $81,000 in the third quarter of fiscal 2002 from $205,000 in fiscal 2001. The loss on restaurant assets in the third quarter of fiscal 2002 was the result of an increase in the reserve for the costs necessary to dispose of previously closed restaurants and the write off of previously capitalized pre-construction costs related to projects which management has determined will not be undertaken. The loss on restaurant assets in the third quarter of fiscal 2001 was the result of an impairment loss of $133,000 for the excess of net book value over fair value of a restaurant (see Note 4 for further details) and an increase in the reserve for the costs necessary to dispose of previously closed restaurants.

         OPERATING INCOME. Operating income in the third quarter of fiscal 2002 increased to $1,709,000 or 8.4% of revenue compared to $471,000 or 2.5% of revenue for the third quarter of fiscal 2001. This increase was primarily the result of higher average restaurant volumes, improved operating efficiencies and the receipt of the settlement with certain Taco Bell system food suppliers mentioned earlier. Operating income for the thirty-six weeks ended November 4, 2001 increased to $4,402,000 or 7.5% of revenue from $2,425,000 or 4.4% of revenue for the reasons discussed above.

         INTEREST EXPENSE. Interest expense on bank debt decreased to $1,157,000 in the third quarter of fiscal 2002 from $1,176,000 in fiscal 2001 due to lower debt balances which has occurred as a result of the Company continuing to pay down its debt and not incurring any significant new debt during the current year periods. Interest expense on bank debt for the thirty-six weeks ended November 4, 2001 increased to $3,526,000 from $3,488,000 due to the addition of debt for the construction of restaurants in previous quarters. Interest expense on capitalized leases was substantially unchanged from the prior year third quarter and for the thirty-six weeks.

         OTHER INCOME. Other income for the quarter ended November 4, 2001 decreased to $25,000 from $52,000 in the prior year third quarter. The decrease is due mainly to decreased interest income earned on cash balances as a result of lower rates of return. Other income for the thirty-six weeks ended November 4, 2001 decreased to $105,000 from $118,000 due to the reasons discussed above.

         PROVISION FOR INCOME TAXES. The provision for income taxes for the third quarter ended November 4, 2001 increased to $9,000 as compared to $3,000 for the year earlier period due to the improved operating results discussed above. The provision for income taxes for the thirty-six weeks ended November 4, 2001 is substantially unchanged from the prior year.

         DISCONTINUED OPERATIONS. On September 3, 1999, Management made the decision to discontinue the operation of its East Side Mario's restaurant segment. The Company sold the one remaining former East Side Mario's location and the liquor license and equipment during the third quarter of fiscal 2001. The cash received as a result of these transactions was used to pay off the capital lease obligations, purchase the leased property to be sold and other expenses of the transactions. The results of operations of the discontinued segment are shown in the Consolidated Statements of Operations as "Gain from discontinued operations" and there is no tax effect of the gain. The Company recorded a gain on the disposal of the remaining assets.

         LIQUIDITY AND CAPITAL RESOURCES. Cash flow activity for the thirty-six weeks of fiscal 2002 and fiscal 2001 is presented in the Consolidated Statements of Cash Flows. Cash provided by operating activities was $3,388,000 for the thirty-six weeks ended November 4, 2001. The Company paid scheduled long-term bank and capitalized lease debt of $1,602,000 in the first thirty-six weeks of fiscal 2002.

         The quick service restaurant operations of the Company have historically provided sufficient cash flow to service the Company's debt, refurbish and upgrade the Company's restaurant properties and cover administrative overhead. Management believes that operating cash flow will provide sufficient capital to continue to operate and maintain its restaurants, service the Company's debt and support required corporate expenses.

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

         The Board of Directors of the Company at its meeting on June 22, 2001 authorized the purchase of up to 250,000 shares of the Company's common stock in the open market from time to time over the next twelve months. On July 11, 2001 the Company purchased 73,730 shares which constitutes all of the stock formerly held by the Morgan's Foods, Inc. 401(k) Profit Sharing Plan under authority granted by the Board of Directors specifically for that purpose. On August 13, 2001 and October 18, 2001 the Company purchased 100,334 and 5,000 shares respectively under its previously disclosed authorization to purchase 250,000 shares during the twelve months ending June 21, 2002. Also, subsequent to the end of the fiscal third quarter, the Company purchased 45,000 additional shares in the open market under the same 250,000 share authorization.

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




                                               Morgan's Foods, Inc.
                                  ----------------------------------------
                                                   (Registrant)


                                  By: /s/  Kenneth L. Hignett
                                     -------------------------------------
Dated:  December 19, 2001              Kenneth L. Hignett
                                       Senior Vice President,
                                       Chief Financial Officer & Secretary