Form 10-K
period 2002-03-03
MORGANS FOODS INC
filed 2002-05-31
CIK 68145

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                 Annual Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For the fiscal year ended  March 3, 2002    Commission file number 0-3833
                          ---------------                         -------

                              MORGAN'S FOODS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Ohio                                          34-0562210
----------------------------------               -----------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                          Identification Number)

        24200 Chagrin Boulevard, Suite 126, Beachwood, Oh     44122
       ------------------------------------------------------------------
              (Address of principal executive officers)    (Zip Code)

Registrant's telephone number, including area code:       (216) 360-7500
                                                    ---------------------------

Securities registered pursuant to Section 12 (b) of the Act:

                                                   Name of each exchange on
        Title of Each Class                          which Registered
  --------------------------                     ------------------------------
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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of May 15, 2002, the aggregate market value of the common stock held by nonaffiliates of the Registrant was $5,273,711.

         As of May 15, 2002, the Registrant had 2,719,641 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III incorporates by reference certain information from the definitive Proxy Statement to security holders for the 2002 annual meeting, to be filed with the Securities and Exchange Commission on or before June 21, 2002.

                              MORGAN'S FOODS, INC.

                                     PART I


ITEM 1.  BUSINESS.

         GENERAL. Morgan's Foods, Inc. ("the Company") operates through wholly-owned subsidiaries KFC restaurants under franchises from KFC Corporation, Taco Bell restaurants under franchises from Taco Bell Corporation and Pizza Hut Express restaurants under licenses from Pizza Hut Corporation. As of May 23, 2002, the Company operates 76 KFC restaurants, 7 Taco Bell restaurants, 16 KFC/Taco Bell "2n1's" under franchises from KFC Corporation and franchises or licenses from Taco Bell Corporation, 3 Taco Bell/Pizza Hut Express "2n1's" under franchises from Taco Bell Corporation and licenses from Pizza Hut Corporation and 1 KFC/Pizza Hut Express "2n1's" under a franchise from KFC Corporation and a license from Pizza Hut Corporation. The Company formerly operated six East Side Mario's restaurants, a business segment which the Company had previously chosen to discontinue (see Note 2 to the consolidated financial statements). The Company's fiscal year is a 52 - 53 week year ending on the Sunday nearest the last day of February.

         RESTAURANT OPERATIONS. The Company's KFC restaurants prepare and sell the distinctive KFC branded chicken products along with related food items. All containers and packages bear KFC trademarks. The Company's Taco Bell restaurants prepare and sell a full menu of quick service Mexican food items using the appropriate Taco Bell containers and packages. The KFC/Taco Bell "2n1" restaurants operated under franchise agreements from KFC Corporation and license agreements from Taco Bell Corporation prepare and sell a limited menu of Taco Bell items as well as the full KFC menu while those operated under franchise agreements from both KFC Corporation and Taco Bell Corporation offer a full menu of both KFC and Taco Bell items. The Taco Bell/Pizza Hut Express "2n1" restaurants prepare and sell a full menu of Taco Bell items and a limited menu of Pizza Hut items. The KFC/Pizza Hut Express "2n1" restaurant prepares and sells a full menu of KFC items and a limited menu of Pizza Hut items. The East Side Mario's restaurants were full service, mid-priced, casual family restaurants inspired by New York City's famous "Little Italy" district of the 1950's.

         Of the 103 KFC, Taco Bell and "2n1" restaurants operated by the Company as of May 23, 2002, 16 are located in Ohio, 60 in Pennsylvania, 16 in Missouri, 2 in Illinois, 7 in West Virginia and 2 in New York. The Company was one of the first KFC Corporation franchisees and has operated in excess of 20 KFC franchises for more than 25 years. Operations relating to these units are seasonal to a certain extent, with higher sales generally occurring in the summer months.

         FRANCHISE AGREEMENTS. All of the Company's KFC and Taco Bell restaurants are operated under franchise agreements with KFC Corporation and Taco Bell Corporation, respectively. The Company's KFC/Taco Bell "2n1" restaurants are operated under franchises from KFC Corporation and either franchises or licenses from Taco Bell Corporation. The Taco Bell/Pizza Hut Express "2n1's" are operated under franchises from Taco Bell Corporation and licenses from Pizza Hut Corporation. The KFC/Pizza Hut Express "2n1" restaurant is operated under a franchise from KFC Corporation and a license from Pizza Hut Corporation. The Company considers retention of these agreements to be important to the success of its restaurant business and believes that its relationships with KFC Corporation, Taco Bell Corporation and Pizza Hut Corporation are satisfactory. For KFC products, the Company is required to pay royalties of 4% of gross revenues and to

                              MORGAN'S FOODS, INC.

expend an additional 5.5% of gross revenues on national and local advertising pursuant to its franchise agreements. For Taco Bell products in KFC/Taco Bell "2n1" restaurants operated under license agreements from Taco Bell Corporation and franchise agreements from KFC Corporation the Company is required to pay royalties of 10% of Taco Bell gross revenues and to make advertising fund contributions of 1/2% of Taco Bell gross revenues. For Taco Bell product sales in restaurants operated under Taco Bell franchises the Company is required to pay royalties of 5.5% of gross revenues and to expend an additional 4.5% of gross revenues on national and local advertising.

         For Pizza Hut products in "2n1" restaurants the Company is required to pay royalties of 5.5% of Pizza Hut gross revenues and to expend an additional 4.5% of Pizza Hut gross revenues on national and local advertising. In May 1997, the Company renewed substantially all of its existing franchise agreements for twenty years. New 20 year franchise agreements were obtained for all 54 restaurants acquired in July 1999. Subject to satisfying KFC and Taco Bell requirements for restaurant image and other matters, franchise agreements are renewable at the Company's option for successive ten year periods. The franchise and license agreements provide that each KFC, Taco Bell and Pizza Hut Express unit is to be inspected by KFC Corporation, Taco Bell Corporation and Pizza Hut Corporation, respectively, approximately three or four times per year. These inspections cover product preparation and quality, customer service, restaurant appearance and operation.

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

         The Company's KFC, Taco Bell and "2n1" restaurants rely on innovative marketing techniques and promotions to compete with other restaurants in the areas in which they are located. The Company's competitive position is also enhanced by the national advertising programs sponsored by KFC Corporation, Taco Bell Corporation, Pizza Hut Corporation and their franchisees. Emphasis is placed by the Company on its control systems and the training of personnel to maintain high food quality and good service. The Company believes that its KFC, Taco Bell and "2n1" restaurants are competitive with other quick service restaurants on the basis of the important competitive factors in the restaurant business which include, primarily, restaurant location, product price, quality and differentiation, and also restaurant and employee appearance.

         SUPPLIERS. The Company has been able to obtain sufficient supplies to carry on its business and believes it will be able to do so in the future.

         GROWTH. During fiscal 2002 the Company added a Pizza Hut Express each to an existing KFC restaurant and an existing Taco Bell restaurant. During fiscal 2001, the Company completed construction of KFC/Taco Bell "2n1" restaurants in New Martinsville, WV and Lakewood, NY, added a concept to three restaurants located in Pennsylvania, closed 4 KFC restaurants and sold the one remaining former East Side

                              MORGAN'S FOODS, INC.

Mario's location. On July 14, 1999 the Company acquired the assets of 54 existing KFC and Taco Bell restaurants and the land and building of a non-operating KFC restaurant from various subsidiaries of Tricon Global Restaurants, Inc. See Note 2 to the consolidated financial statements. As part of this acquisition, the Company was granted the rights to develop 20 KFC, Taco Bell or KFC/Taco Bell "2n1" restaurants in specific geographic areas. Under the agreement, five restaurants are required to be developed each year over a four year period. Also, during fiscal 2000, the Company acquired two KFC restaurants in the Erie, PA market area and completed construction of restaurants in Calcutta, OH and Troy, IL. On December 9, 1999 the Company sold four of the remaining five former East Side Mario's restaurant locations to Steak & Ale, a division of Metromedia Restaurants Group. See Note 2 to the consolidated financial statements for further details.

         EMPLOYEES. As of May 23, 2002, the Company employed approximately 2,027 persons, including 56 administrative and 198 managerial employees. The balance are hourly employees, most of whom are part-time. None of the restaurant employees are represented by a labor union. The Company considers its employee relations to be satisfactory.

ITEM 2.  PROPERTIES.

         The Company leases approximately 6,071 square feet of space for its headquarters in Cleveland, Ohio. The lease expires February 28, 2005 and the rent under the current term is $8,120 per month. The lease also contains a renewal option of five years, which may be exercised by the Company. The Company also leases space for a regional office in Youngstown, OH, which is used to assist in the operation of the KFC, Taco Bell and "2n1" restaurants.

         Of the 103 KFC, Taco Bell and "2n1" restaurants, the Company owns the land and building for 57 locations, owns the building and leases the land for 25 locations and leases the land and building for 21 locations. 56 of the owned properties are subject to mortgages. Additionally, the Company leases the land and building for two closed locations. Remaining lease terms (including renewal options) range from 3 to 27 years and average approximately 15 years. These leases generally require the Company to pay taxes and utilities, to maintain casualty and liability insurance, and to keep the property in good repair. The Company pays annual rental for each leased KFC, Taco Bell or "2n1" restaurant in amounts ranging from $18,000 to $86,000. In addition, 17 of these leases require payment of additional rentals based on a percentage of gross sales in excess of certain base amounts. Sales for 8 KFC and Taco Bell restaurants exceeded the respective base amounts in fiscal 2002.

         The Company believes that its restaurants are generally efficient, well equipped and maintained and in good condition.

ITEM 3.  LEGAL PROCEEDINGS.

         None.

                              MORGAN'S FOODS, INC.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to security holders for a vote during the last quarter of the Company's fiscal year ended March 3, 2002.

EXECUTIVE OFFICERS OF THE COMPANY

         The Executive Officers and other Officers of the Company are as follows:

          Name                           Age       Position With Registrant       Officer Since
-------------------------           -----------   ----------------------------   -----------------
EXECUTIVE OFFICERS:

Leonard Stein-Sapir                      63              Chairman of the Board          April 1989
                                                         and Chief Executive
                                                         Officer

James J. Liguori                         53              President and Chief            June 1979
                                                         Operating Officer

Kenneth L. Hignett                       55              Senior Vice President-         May 1989
                                                         Chief Financial Officer
                                                         & Secretary
OTHER OFFICERS:

Barton J. Craig                          53              Senior Vice President -        January 1994
                                                         General Counsel

Vincent J. Oddi                          59              Vice President-                September 1979
                                                         Restaurant Development

Ramesh J. Gursahaney                     53              Vice President-                January 1991
                                                         Operations Services


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

                                                         PRICE RANGE
                                                       HIGH       LOW
                                                ---------------------------
YEAR ENDED MARCH 3, 2002:
                    1st Quarter ...................... $1.40    $ .70
                    2nd Quarter ......................  1.10      .60
                    3rd Quarter ......................  1.20      .80
                    4th Quarter ......................  3.04      .70


YEAR ENDED FEBRUARY 25, 2001:

                    1st Quarter ...................... $3.25    $2.19
                    2nd Quarter ......................  2.75     1.88
                    3rd Quarter ......................  2.25     1.50
                    4th Quarter ......................  1.75      .50

         As of May 15, 2002, the Company had approximately 984 shareholders of record. The Company has paid no dividends since fiscal 1975.

ITEM 6.  SELECTED FINANCIAL DATA.

         The following selected financial information for each of the five fiscal years in the period ended March 3, 2002, is derived from, and qualified in its entirety by, the consolidated financial statements of the Company. The following selected financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the notes thereto included elsewhere in this Report.

                              MORGAN'S FOODS, INC.

                 Dollars in thousands except per share amounts.

                                                             YEARS ENDED
                                    ----------------------------------------------------------------
                                     MARCH 3,   FEBRUARY 25, FEBRUARY 27,    FEBRUARY 28,    MARCH 1,
                                      2002          2001         2000           1999          1998
                                    --------    ----------    ----------     -----------    --------
Revenues.........................   $ 84,930      $ 78,140      $ 63,606      $ 32,187      $ 29,145
Cost of sales:
  Food, paper and beverage ......     25,987        24,378        19,955        10,510         9,600
  Labor and benefits.............     22,155        20,702        16,978         7,894         7,285
Restaurant operating expenses....     21,805        19,795        15,523         7,633         7,032
Depreciation and amortization....      3,866         3,817         2,672         1,389         1,282
General and administrative
 expenses........................      5,209         5,516         4,420         2,810         2,668
Loss on restaurant assets........        215           597           213            11            98
                                    --------      --------      --------      --------      --------
Operating income.................      5,693         3,335         3,845         1,940         1,180
Income (loss) from
 continuing operations before
 extraordinary items.............        602        (1,693)          283           913           323
Extraordinary loss on early
 extinguishment of debt (2)......       --            --            --            (287)         --
Gain (loss) from discontinued
 operations (3)..................       --             150          (629)       (1,634)       (1,251)
                                    --------      --------      --------      --------      --------
Net income (loss)................   $    602      $ (1,543)     $   (346)     $ (1,008)     $   (928)
                                    ========      ========      ========      ========      ========

Basic and diluted income (loss)
 per common share (1):
  Income (loss) from
    continuing operations........   $    .21      $   (.58)     $    .10      $    .31      $    .11

  Loss on early extinguishment
    of debt......................       --            --            --            (.10)         --
  Gain (loss) from
   discontinued operations.......       --             .05          (.22)         (.56)         (.42)
                                    --------      --------      --------      --------      --------
  Net income (loss)..............   $    .21      $   (.53)     $   (.12)     $   (.35)     $   (.31)
                                    ========      ========      ========      ========      ========

Working capital (deficiency).....     (1,312)       (2,454)       (4,228)       (2,182)       (2,046)
Total assets.....................     60,253        61,554        62,188        24,011        20,110
Long-term debt...................     48,563        51,046        49,968        13,094         7,815
Long-term capital lease
 obligations.....................        544           651           745         4,244         5,019

Shareholders' equity (deficit)...       (197)         (578)          930         1,248         2,256

         (1) Computed based upon the basic weighted average number of common shares outstanding during each year, which were 2,851,160 in 2002, 2,931,227 in 2001, 2,912,894 in 2000, 2,910,839 in 1999 and 2,936,877 in 1998 and the diluted weighted average number of common and common equivalent shares outstanding during each year which were 2,853,789 in 2002, 2,931,227 in 2001, 2,912,894 in
2000, 2,910,839 in 1999 and 2,936,877 in 1998.

         (2) Prepayment penalty, write off of deferred financing and early buy-out of capitalized leases costs related to early extinguishment of debt.

         (3) The results of operations of the former East Side Mario's restaurant segment.

                              MORGAN'S FOODS, INC.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         RESULTS OF OPERATIONS. During fiscal 2000 through 2002 the Company operated KFC franchised restaurants, Taco Bell franchised restaurants and various "2n1" restaurants which include the KFC, Taco Bell and Pizza Hut concepts of which several also offer Taco Bell products, in the states of Illinois, Missouri, Ohio, Pennsylvania, West Virginia and New York. The average number of restaurants in operation during fiscal 2002 was 103 compared to 105 during fiscal 2001 and 77 during fiscal 2000. During fiscal 2002, the Company added a concept to two restaurants. During fiscal 2001, the Company opened two new KFC/Taco Bell "2n1" restaurants, added a concept to three restaurants and closed four restaurants. During fiscal 2000, the Company acquired fifty-six restaurants and built two new restaurants.

                 SUMMARY OF EXPENSES AS A PERCENTAGE OF REVENUES

                                                    2002             2001             2000
                                                 ----------       ----------       ----------
Cost of sales:
  Food, paper and beverage.................          30.6%           31.2%           31.4%
  Labor and benefits.......................          26.1%           26.5%           26.7%
Restaurant operating expenses..............          25.7%           25.3%           24.4%
Depreciation and amortization..............           4.6%            4.9%            4.2%
General and administrative expenses........           6.1%            7.1%            6.9%
Operating income ..........................           6.7%            4.3%            6.0%

         REVENUES. Revenue was $84,930,000 in fiscal 2002, an increase of $6,790,000 or 8.7% compared to an increase of $14,534,000 or 22.9% in fiscal 2001.

         The $6,790,000 increase in restaurant revenues during fiscal 2002 was the result of an 8.2% increase in comparable restaurant revenues, $1,641,000 in revenues generated from the extra week that occurred in fiscal 2002, and $433,000 in revenues generated by locations where a concept was added or the location was remodeled. The increases were partially offset by lost revenues of $952,000 due to restaurants being permanently or temporarily closed. The increase in comparable restaurant revenues was primarily the result of effective product promotions by the franchisors. The $14,534,000 increase in restaurant revenues during fiscal 2001 was the result of $16,319,000 in revenues generated by newly built or acquired restaurants. This increase was offset by a 1.4% decrease in comparable restaurant revenues and lost revenues of $1,364,000 due to restaurants being permanently closed or temporarily closed for image enhancements. The decline in comparable restaurant revenues was primarily the result of ineffective franchisor product promotions. The $31,419,000 increase in restaurant revenues during fiscal 2000 was the result of a 5.1% decrease in comparable restaurant revenues, offset by $34,577,000 in revenues generated by the 56 KFC's and Taco Bell's which were acquired and the two new KFC's which were built during fiscal 2000. The decline in comparable restaurant revenues was a result of several very effective promotions in the prior year and a somewhat ineffective chicken sandwich promotion in fiscal year 2000 which also decreased chicken on the bone sales.

         Revenues for the 17 weeks ended March 3, 2002 were $25,966,000, an increase of $3,393,000 due to an 8.1% increase in comparable restaurant revenues and $1,641,000 in revenues generated from the extra

                              MORGAN'S FOODS, INC.

week that occurred during fiscal 2002. Revenues for the 16 weeks ended February 25, 2001 were $22,573,000, a decrease of $216,000 from the 16 weeks ended February 27, 2000. This decrease was due to a comparable restaurant decrease of 2.0% and lost sales of $414,000 during the fiscal fourth quarter due to restaurants being permanently closed or temporarily closed for image enhancements, partially offset by $625,000 in revenues generated by newly built or expanded restaurants.

         COST OF SALES - FOOD, PAPER AND BEVERAGE. Food, paper and beverage costs were $25,987,000 or 30.6% of sales in fiscal 2002 compared to $24,378,000 or 31.2% in fiscal 2001. Food, paper and beverage costs declined by .6% as a result of several factors, including product promotions in fiscal 2002 having a lower food cost than those promoted during fiscal 2001 and by efficiencies gained due to higher average restaurant volumes. Food, paper and beverage costs were also reduced by $259,000 received during fiscal 2002 as the result of a settlement negotiated by FRANMAC, the Taco Bell franchisee association, with certain system food suppliers. Food, paper and beverage costs were $24,378,000 or 31.2% of sales in fiscal 2001 compared to $19,955,000 or 31.4% in fiscal 2000. Food, paper and beverage costs declined by 0.2% of sales as a result of incentive payments received or amortized to cost of sales under the Company's beverage supply and marketing agreement which was partially offset by an increase in chicken prices and unfavorable pricing for certain other products.

         For the fourth quarter of fiscal 2002, food, paper and beverage costs increased as a percentage of sales to 30.8% from 29.6% in fiscal 2001. The increase of 1.2% of sales was primarily due to the timing of incentive payments received or amortized to cost of sales under the Company's beverage supply and marketing agreement and product promotions in the fourth quarter of fiscal 2002 having a higher food cost than those promoted during fiscal 2001.

         COST OF SALES - LABOR AND BENEFITS. Labor and benefits decreased to 26.1% of sales or $22,155,000 in fiscal 2002 from 26.5% of sales or $20,702,000 in fiscal 2001. The decrease was primarily due to higher average restaurant volumes, decreased benefit costs during the first three quarters of fiscal 2002 and improved operating efficiencies. Labor and benefits were substantially unchanged as a percentage of revenue for the year ended February 25, 2001 at 26.5% of sales compared to 26.7% of sales for the year earlier, even though they were expected to decline after digesting the 56 restaurant acquisitions from the prior year. This higher labor and benefit cost percentage was primarily the result of reduced labor efficiency caused by lower average restaurant volumes in fiscal 2001.

         Labor and benefit costs for the fourth quarter of fiscal 2002 increased to 26.9% of sales or $6,993,000 compared to 26.0% of sales or $6,672,000 in fiscal 2001. This increase was a result of increased workers compensation and unemployment costs during the quarter.

         RESTAURANT OPERATING EXPENSES. Restaurant operating expenses in fiscal 2002 increased to 25.7% of sales or $21,805,000 compared to 25.3% of sales or $19,795,000 in the prior year. This was due mainly to higher repair and maintenance costs and an increase in KFC national advertising expenses from 2.0% of KFC revenues to 2.5% of KFC revenues. The increased advertising was approved by the national advertising co-op

                              MORGAN'S FOODS, INC.

and will continue in future periods. Restaurant operating expenses in fiscal 2001 increased to 25.3% of sales or $19,795,000 compared to 24.4% of sales or $15,523,000 in the prior year. This increase was mainly a result of increased utility and rent costs including an adjustment of $357,000 in the fourth quarter of fiscal 2001 required to recognize fixed rent escalations on a straight-line basis over the terms of the leases.

         Restaurant operating expenses for the fourth quarter of fiscal 2002 decreased to 25.7% of sales or $6,683,000 from 27.0% of sales or $6,090,000 in the year earlier quarter. As a percentage of sales, these expenses were less than the prior year fourth quarter primarily due to the prior year fourth quarter fixed escalation rent adjustment discussed above and higher average restaurant volumes in the fourth quarter of fiscal 2002.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization in fiscal 2002 increased to $3,866,000 from $3,817,000 in fiscal 2001. Depreciation and amortization in fiscal 2001 increased to $3,817,000 from $2,672,000 in fiscal 2000. Both of these increases resulted from the Company's restaurant acquisitions, restaurant expansions and newly built restaurants.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased to $5,209,000 or 6.1% of revenues in fiscal 2002 from $5,516,000 or 7.1% of revenues in fiscal 2001. The decrease of $307,000 was mainly the result of improved cost control at both the Corporate and field operations levels as well as the fees that were paid to an advisor in fiscal year 2001. General and administrative expenses increased to $5,516,000 or 7.1% of revenues in fiscal 2001 from $4,420,000 or 6.9% of revenues in fiscal 2000. The increase of $1,096,000 was the result of operating the acquired and newly built restaurants for the entire year, fees paid to an advisor to evaluate strategic alternatives for the Company, and increased salary and benefit costs.

         LOSS ON RESTAURANT ASSETS. In fiscal 2002, the Company recorded losses of $215,000 as a result of an increase in the reserve for the costs necessary to dispose of previously closed restaurants and the write off of previously capitalized pre-construction costs related to projects which management has determined will not be undertaken. In fiscal 2001, the Company recorded a loss of $597,000 which was the result of the costs necessary to dispose of four closed restaurants and an impairment loss of $133,000 for the excess of net book value over fair value of a restaurant.

         OPERATING INCOME. Operating income in fiscal 2002 increased $2,358,000 to $5,693,000 from $3,335,000 in fiscal 2001. This increase was primarily the result of higher average restaurant volumes, improved operating efficiencies and the receipt of the settlement with certain Taco Bell system food suppliers mentioned earlier. Operating income in fiscal 2001 decreased $510,000 to $3,335,000 from $3,845,000 in the prior fiscal year due to the reasons discussed previously.

         INTEREST EXPENSE. Interest expense from bank debt and notes payable increased to $5,174,000 in fiscal 2002 from $5,072,000 in fiscal 2001 primarily as a result of the extra week that occurred during fiscal 2002. Interest expense from bank debt and notes payable increased to $5,072,000 in fiscal 2001 from

                              MORGAN'S FOODS, INC.

$3,587,000 in fiscal 2000. The increase in fiscal 2001 was due to increased borrowings to fund the acquisition and expansion of KFC and Taco Bell restaurants. The Company opened two new restaurants and added a concept to three restaurants during fiscal 2001. Interest expense from capitalized lease debt decreased $9,000 to $72,000 in fiscal 2002 from $81,000 in fiscal 2001. Interest expense from capitalized lease debt decreased $11,000 to $81,000 in fiscal 2001 from $92,000 in fiscal 2000. Both of these fluctuations were due to lower principal balances during the years discussed.

         OTHER INCOME. Other income was relatively unchanged at $159,000 in fiscal 2002 compared to $148,000 in fiscal 2001 and $121,000 in fiscal 2000.

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

         PROVISION FOR INCOME TAXES. The provision for income taxes was $4,000 in fiscal year 2002 compared to $23,000 in fiscal 2001. This decrease was primarily due to changes in estimated alternative minimum tax payments.

         LIQUIDITY AND CAPITAL RESOURCES. The Company, like others in the restaurant industry, operates on minimal working capital and relies on cash flow from operations, debt borrowings and lease financing for the construction and refurbishment of restaurant properties and repayment of debt. Cash flow activity for fiscal 2002, 2001 and 2000 is presented in the Consolidated Statements of Cash Flows.

         Capital expenditures for fiscal 2002 were $883,000, substantially all of which related to the addition of concepts to restaurants, the addition of equipment necessary for new products and Home Office and restaurant computer equipment. In fiscal 2002 the Company made principal payments on long-term debt of $2,264,000 and on capital lease obligations of $96,000.

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

         Certain of the Company's debt arrangements require the maintenance of a consolidated fixed charge coverage ratio of 1.2 to 1 regarding all of its mortgage loans and individual restaurant coverage ratios of 1.4 to

                              MORGAN'S FOODS, INC.

1 on certain of its loans. The Company was in compliance with the consolidated ratio of 1.2 to 1 applicable to its loans. The Company was not in compliance with the 1.4 to 1.0 unit level ratio on certain of its restaurants. The Company has obtained waivers of these violations from the applicable lender. Management expects to be in compliance with all financial covenants in future periods, or to obtain amendments or waivers of any covenants.

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

         The Company has been financing the expansion and image enhancement of its restaurants primarily through the use of fixed rate long-term debt on which the rate is fixed at the time of funding. At March 3, 2002 there was $50,894,000 of such debt outstanding at rates ranging from 8.3% to 10.6%. The Company's market risk exposure is primarily due to possible fluctuations in interest rates as they relate to future borrowings. The Company has evaluated the potential effect of a 1.0% increase in these rates on future capital spending plans and believes that there would be no material effect. The Company does not enter into derivative financial investments for trading or speculation purposes. As a result, the Company believes that its market risk exposure is not material to the Company's financial position, liquidity or results of operations.

         The Company expects to commit approximately $2,000,000 to image enhancements and expansions of existing KFC restaurants during fiscal 2003.

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

         CRITICAL ACCOUNTING POLICIES. The Company's reported results are impacted by the application of certain accounting policies that require it to make subjective or complex judgments. These judgments involve estimations about the effect of matters that are inherently uncertain and may significantly impact our quarterly or annual results of operations, financial condition or cash flows. Changes in the estimates and judgments could significantly affect results of operations, financial condition and cash flows in future years. The Company believes that its most significant policies require:

         - Estimation of cash flows associated with the impairment of long-lived assets and projected compliance with debt covenants.

         - Determination of the appropriate valuation allowances for deferred tax assets and reserves for potential tax exposures. See Note 8 to the consolidated financial statements for a discussion of income taxes.

                              MORGAN'S FOODS, INC.

         NEW ACCOUNTING STANDARDS. In June 2001, the FASB issued SFAS No. 141, Business Combinations. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. As specified therein, intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged are recognized as assets apart from goodwill. SFAS No. 141 is effective for all acquisitions subsequent to June 30, 2001.

         In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 changes the accounting for goodwill and certain intangible assets from an amortization method to an impairment only approach. Goodwill and intangibles with indefinite lives are no longer subject to amortization, but are subject to at least an annual assessment for impairment by applying a fair value based test. The Company is required to implement SFAS No. 142 for the fiscal year beginning March 4, 2002 and it has not yet completed its analysis of the effects of adopting this statement.

         In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. The new rules apply to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of a long-lived assets. SFAS No. 143 is effective for the Company beginning in fiscal 2003. The Company believes, at this time, that the adoption of SFAS No. 143 will not have a material impact on its consolidated financial position or results of operations.

         In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board Opinion ("APB") No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that opinion). SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired and broadens the presentation of discontinued operations to include more disposal transactions than were included under the previous standards. The Company will adopt SFAS No. 144 beginning in fiscal 2003, as required; however, adoption of the statement is not expected to have a material impact on its consolidated financial position or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Information required by this item is included under "Liquidity and Capital Resources".

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Consolidated Financial Statements of the Company are set forth in
Item 14 of this Report.

                              MORGAN'S FOODS, INC.

                                    PART III


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information on Directors of the Company is incorporated herein by reference to the definitive Proxy Statement to security holders for the 2002 annual meeting to be filed with the Securities and Exchange Commission on or before June 21, 2002.

         Information regarding the Executive Officers of the Company is reported in a separate section captioned "Executive Officers of the Company" included in
Part I hereof.

ITEM 11.  EXECUTIVE COMPENSATION.

         Information on executive compensation is incorporated herein by reference to the definitive Proxy Statement to security holders for the 2002 annual meeting to be filed with the Securities and Exchange Commission on or before June 21, 2002.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Information on security ownership of certain beneficial owners, officers and directors is incorporated herein by reference to the definitive Proxy Statement to security holders for the 2002 annual meeting to be filed with the Securities and Exchange Commission on or before June 21, 2002.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information on certain relationships and related transactions is incorporated herein by reference to the definitive Proxy Statement to security holders for the 2002 annual meeting to be filed with the Securities and Exchange Commission on or before June 21, 2002.

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

                              MORGAN'S FOODS, INC.
                        INDEX TO FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULES
                               ITEM 14 (A) 1 AND 2



                                                                                     PAGE
ITEM 14 (a) 1                                                                      REFERENCE
-------------                                                                      ---------

Independent Auditors' Report..................................................           17

Consolidated Balance Sheets
  at March 3, 2002 and February 25, 2001......................................           18

Consolidated Statements of Operations
  for the years ended March 3, 2002, February 25, 2001
   and February 27, 2000......................................................           19

Consolidated Statements of Shareholders' Equity (Deficit) for the years ended
  March 3, 2002, February 25, 2001
   and February 27, 2000......................................................           20

Consolidated Statements of Cash Flows for the years ended March 3, 2002,
  February 25, 2001
   and February 27, 2000......................................................           21

Notes to Consolidated Financial Statements....................................           22


ITEM 14 (a) 2
-------------

         All schedules normally required by Form 10-K are not required under the related instructions or are inapplicable, and therefore are not presented.

INDEPENDENT AUDITORS' REPORT










To the Board of Directors and Shareholders
Morgan's Foods, Inc.
Cleveland, Ohio

We have audited the accompanying consolidated balance sheets of Morgan's Foods, Inc. and subsidiaries as of March 3, 2002 and February 25, 2001 and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the three years in the period ended March 3, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Morgan's Foods, Inc. and subsidiaries at March 3, 2002 and February 25, 2001 and the results of their operations and their cash flows for each of the three years in the period ended March 3, 2002 in conformity with accounting principles generally accepted in the United States of America.



/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
Cleveland, Ohio
May 23, 2002

                              MORGAN'S FOODS, INC.
                           CONSOLIDATED BALANCE SHEETS
                       MARCH 3, 2002 AND FEBRUARY 25, 2001

                                     ASSETS

                                                                   2002               2001
                                                               ------------      ------------
 Current assets:
  Cash and equivalents ...................................     $  7,441,000      $  5,840,000
  Receivables ............................................          232,000            78,000
  Inventories ............................................          520,000           488,000
  Prepaid expenses .......................................          301,000           222,000
                                                               ------------      ------------
                                                                  8,494,000         6,628,000

 Property and equipment (Notes 5 and 6):
  Land ...................................................       10,801,000        10,802,000
  Buildings and improvements .............................       17,949,000        17,701,000
  Property under capital leases ..........................        1,006,000         1,006,000
  Leasehold improvements .................................        7,483,000         7,294,000
  Equipment, furniture and fixtures ......................       18,105,000        17,771,000
  Construction in progress ...............................          108,000           110,000
                                                               ------------      ------------
                                                                 55,452,000        54,684,000
 Less accumulated depreciation and amortization ..........       17,304,000        14,130,000
                                                               ------------      ------------
                                                                 38,148,000        40,554,000
 Other assets ............................................        1,521,000         1,621,000
 Franchise agreements ....................................        2,119,000         2,241,000
 Deferred taxes (Note 8) .................................          600,000           600,000
 Acquired franchise rights ...............................        9,371,000         9,910,000
                                                               ------------      ------------
                                                               $ 60,253,000      $ 61,554,000
                                                               ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

 Current liabilities:
  Current maturities of long-term debt (Note 5) ..........     $  2,331,000      $  2,076,000
  Current maturities of capital lease obligations (Note 6)          105,000            94,000
  Accounts payable .......................................        3,761,000         3,590,000
  Accrued liabilities (Note 4) ...........................        3,609,000         3,322,000
                                                               ------------      ------------
                                                                  9,806,000         9,082,000

 Long-term debt (Note 5) .................................       48,563,000        51,046,000
 Long-term capital lease obligations (Note 6) ............          544,000           651,000
 Other long-term liabilities .............................        1,537,000         1,353,000

 Commitments and contingencies (Notes 5 and 6)

SHAREHOLDERS' EQUITY (DEFICIT)

 Preferred shares, 1,000,000 shares authorized,
  no shares outstanding
 Common Stock:
  Authorized shares - 25,000,000
  Issued shares - 2,969,405 ..............................           30,000            30,000
  Treasury shares - 241,564 in 2002 and 31,833 in 2001 ...         (251,000)          (76,000)
 Capital in excess of stated value .......................       28,829,000        28,875,000
 Accumulated deficit .....................................      (28,805,000)      (29,407,000)
                                                               ------------      ------------
 Total shareholders' deficit .............................         (197,000)         (578,000)
                                                               ------------      ------------
                                                               $ 60,253,000      $ 61,554,000
                                                               ============      ============

                See notes to consolidated financial statements.

                              MORGAN'S FOODS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
       YEARS ENDED MARCH 3, 2002, FEBRUARY 25, 2001 AND FEBRUARY 27, 2000

                                                    2002             2001                2000
                                                ------------      ------------      ------------

Revenues ..................................     $ 84,930,000      $ 78,140,000      $ 63,606,000

Cost of sales:
  Food, paper and beverage ................       25,987,000        24,378,000        19,955,000
  Labor and benefits ......................       22,155,000        20,702,000        16,978,000
Restaurant operating expenses .............       21,805,000        19,795,000        15,523,000
Depreciation and amortization .............        3,866,000         3,817,000         2,672,000
General and administrative expenses .......        5,209,000         5,516,000         4,420,000
Loss on restaurant assets (Note 3) ........          215,000           597,000           213,000
                                                ------------      ------------      ------------
Operating income ..........................        5,693,000         3,335,000         3,845,000
Interest expense:
  Bank debt and notes payable .............       (5,174,000)       (5,072,000)       (3,587,000)
  Capital leases ..........................          (72,000)          (81,000)          (92,000)
Other income and expense, net .............          159,000           148,000           121,000
                                                ------------      ------------      ------------
Income (loss) from continuing
 operations before income taxes ...........          606,000        (1,670,000)          287,000
Provision for income taxes (Note 8) .......            4,000            23,000             4,000
                                                ------------      ------------      ------------
Income (loss) from continuing operations ..          602,000        (1,693,000)          283,000
Gain (loss) from discontinued
 operations (Note 2) ......................             --             150,000          (629,000)
                                                ------------      ------------      ------------
Net income (loss) .........................     $    602,000      $ (1,543,000)     $   (346,000)
                                                ============      ============      ============

Basic and diluted income (loss)
 per common share:
  Income (loss) from continuing operations      $        .21      $       (.58)     $        .10
  Gain (loss) from discontinued operations              --                 .05              (.22)
                                                ------------      ------------      ------------
  Net income (loss) per share .............     $        .21      $       (.53)     $       (.12)
                                                ============      ============      ============



                 See notes to consolidated financial statements.

                              MORGAN'S FOODS, INC.
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
       YEARS ENDED MARCH 3, 2002, FEBRUARY 25, 2001 AND FEBRUARY 27, 2000






                                         COMMON SHARES                      TREASURY SHARES
                                    SHARES           AMOUNT           SHARES            AMOUNT
                                 ------------     ------------     ------------      ------------
Balance, February 28, 1999 .        2,969,405     $     30,000          (58,566)     $   (139,000)
Net loss ...................             --               --               --                --
Issue of treasury shares for
 401(k) contributions ......             --               --             11,888            28,000
                                 ------------     ------------     ------------      ------------
Balance, February 27, 2000 .        2,969,405           30,000          (46,678)         (111,000)
Net loss ...................             --               --               --                --
Issue of treasury shares for
 401(k) contributions ......             --               --             14,845            35,000
                                 ------------     ------------     ------------      ------------
Balance, February 25, 2001 .        2,969,405           30,000          (31,833)          (76,000)
Net income .................             --               --               --                --
Issue of treasury shares for
 401(k) contributions ......             --               --             31,833            76,000
Purchase of common shares ..             --               --           (241,564)         (251,000)
                                 ------------     ------------     ------------      ------------
Balance, March 3, 2002 .....        2,969,405     $     30,000         (241,564)     $   (251,000)
                                 ============     ============     ============      ============

                                                                            TOTAL
                                    CAPITAL IN                            SHAREHOLDERS'
                                     EXCESS OF         ACCUMULATED         EQUITY
                                    STATED VALUE          DEFICIT          (DEFICIT)
                                     ------------      ------------      ------------
Balance, February 28, 1999 .         $ 28,875,000      $(27,518,000)     $  1,248,000
Net loss ...................                 --            (346,000)         (346,000)
Issue of treasury shares for
 401(k) contributions ......                 --                --              28,000
                                     ------------      ------------      ------------
Balance, February 27, 2000 .           28,875,000       (27,864,000)          930,000
Net loss ...................                 --          (1,543,000)       (1,543,000)
Issue of treasury shares for
 401(k) contributions ......                 --                --              35,000
                                     ------------      ------------      ------------
Balance, February 25, 2001 .           28,875,000       (29,407,000)         (578,000)
Net income .................                 --             602,000           602,000
Issue of treasury shares for
 401(k) contributions ......              (46,000)             --              30,000
Purchase of common shares ..                 --                --            (251,000)
                                     ------------      ------------      ------------
Balance, March 3, 2002 .....         $ 28,829,000      $(28,805,000)     $   (197,000)
                                     ============      ============      ============




                 See notes to consolidated financial statements.

                              MORGAN'S FOODS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
       YEARS ENDED MARCH 3, 2002, FEBRUARY 25, 2001 AND FEBRUARY 27, 2000


                                                           2002               2001            2000
                                                       ------------      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ..............................     $    602,000      $ (1,543,000)     $   (346,000)
  Adjustments to reconcile to net cash provided by
    operating activities:
    Depreciation and amortization ................        3,866,000         3,817,000         2,672,000
    Amortization of deferred
     financing costs .............................          143,000           145,000           106,000
    Amortization of supply agreement
     advances (Note 1) ...........................         (697,000)         (198,000)             --
    Funding from supply agreements (Note 1) ......          756,000         1,194,000              --
    Loss on restaurant assets ....................          215,000           597,000           213,000
    Changes in assets and liabilities:
     Decrease (Increase) in receivables ..........         (154,000)           34,000           (74,000)
     Decrease (Increase) in inventories ..........          (32,000)           95,000          (251,000)
     Decrease (Increase) in prepaid expenses .....          (79,000)          135,000          (139,000)
     Increase in other assets ....................          (44,000)          (18,000)         (820,000)
     Increase (Decrease) in accounts payable .....          171,000          (499,000)        2,023,000
     Increase in accrued liabilities .............          322,000           329,000         1,344,000
                                                       ------------      ------------      ------------
  Net cash provided by operating activities ......        5,069,000         4,088,000         4,728,000
                                                       ------------      ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of restaurant assets ........             --               1,000         3,745,000
  Capital expenditures ...........................         (883,000)       (3,144,000)      (28,784,000)
  Purchase of franchise agreements and
   acquired franchise rights .....................          (10,000)         (173,000)      (12,495,000)
  Proceeds from sale of liquor licenses ..........             --              33,000           122,000
                                                       ------------      ------------      ------------
  Net cash used in investing activities ..........         (893,000)       (3,283,000)      (37,412,000)
                                                       ------------      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt,
   net of financing costs ........................           36,000         3,254,000        39,133,000
  Principal payments on long-term debt ...........       (2,264,000)       (1,862,000)       (1,074,000)
  Principal payments on capital
   lease obligations .............................          (96,000)         (136,000)         (347,000)
  Purchase of treasury shares ....................         (251,000)             --                --
  Payments on capital lease obligations in
   advance of scheduled maturity .................             --            (833,000)       (3,071,000)
                                                       ------------      ------------      ------------
  Net cash (used in) provided by
   financing activities ..........................       (2,575,000)          423,000        34,641,000
                                                       ------------      ------------      ------------
  Net change in cash and equivalents .............        1,601,000         1,228,000         1,957,000
  Cash and equivalents, beginning balance ........        5,840,000         4,612,000         2,655,000
                                                       ------------      ------------      ------------
  Cash and equivalents, ending balance ...........     $  7,441,000      $  5,840,000      $  4,612,000
                                                       ============      ============      ============

  Noncash investing and financing activities:
   Capital leases ................................     $       --        $       --        $    435,000
                                                       ============      ============      ============





                 See notes to consolidated financial statements.

                              MORGAN'S FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             MARCH 3, 2002, FEBRUARY 25, 2001 AND FEBRUARY 27, 2000


NOTE 1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

         DESCRIPTION OF BUSINESS. Morgan's Foods, Inc. and its subsidiaries ("the Company") operate 76 KFC restaurants, 7 Taco Bell restaurants, 16 KFC/Taco Bell "2n1" restaurants, 3 Taco Bell/Pizza Hut Express "2n1" restaurants and 1 KFC/Pizza Hut Express "2n1", in the states of Illinois, Missouri, Ohio, Pennsylvania, West Virginia and New York. The Company formerly operated six East Side Mario's ("ESM") restaurants. The Company's fiscal year is a 52-53 week year ending on the Sunday nearest the last day of February.

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

         PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain prior year amounts have been reclassified to conform to their current year presentation.

         CASH AND EQUIVALENTS. The Company considers all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents.

         INVENTORIES. Inventories, principally food, beverages and paper products, are stated at the lower of aggregate cost (first-in, first-out basis) or market.

         PROPERTY AND EQUIPMENT. Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets as follows: buildings and improvements - 3 to 20 years; equipment, furniture and fixtures - 3 to 10 years. Leasehold improvements are amortized over 3 to 15 years, which is the shorter of the life of the asset or the life of the lease. The asset values of the capitalized leases are amortized using the straight-line method over the lives of the respective leases which range from 15 to 20 years.

         Management evaluates the net carrying value of property and equipment periodically in light of both the estimated future cash flows resulting from the use of the assets as well as the estimated liquidation value of such assets. Management believes the carrying value of property and equipment at March 3, 2002 will be recovered from future cash flows.

         DEFERRED FINANCING COSTS. Costs related to the acquisition of long-term debt are capitalized and expensed as interest over the term of the related debt. Amortization expense was $143,000, $145,000 and

                              MORGAN'S FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             MARCH 3, 2002, FEBRUARY 25, 2001 AND FEBRUARY 27, 2000


$106,000 for fiscal years 2002, 2001 and 2000, respectively. The balance of deferred financing costs was $1,261,000 at March 3, 2002 and $1,405,000 at February 25, 2001 and is included in other assets in the consolidated balance sheets.

         FRANCHISE AGREEMENTS. Franchise agreements are recorded at cost. Amortization is computed on the straight-line method over the term of the franchise agreement. The Company's franchise agreements are predominantly 20 years in length. Amortization expense was $132,000, $129,000 and $100,000 for fiscal years 2002, 2001 and 2000, respectively. Accumulated amortization was $395,000 at March 3, 2002 and $263,000 at February 25, 2001, respectively.

         ACQUIRED FRANCHISE RIGHTS. Acquired franchise rights are amortized over the life of the franchise agreement on a straight-line basis. Amortization expense was $539,000, $538,000 and $314,000 for fiscal 2002, 2001 and 2000, respectively. Accumulated amortization was $1,391,000 at March 3, 2002 and $852,000 at February 25, 2001. Management evaluates the carrying amount of acquired franchise rights periodically based upon past and projected cash flows from operations and the estimated fair value of related assets and believes the carrying value of the acquired franchise rights at March 3, 2002 will be recovered from future cash flows.

         ADVANCE ON SUPPLY AGREEMENTS. The Company amortizes advances on supply agreements as a reduction of food, paper and beverage cost of sales over the term of the related contract using the straight-line method. These advances of $1,200,000 and $996,000 at March 3, 2002 and February 25, 2001, respectively, are included in other long-term liabilities in the Consolidated Balance Sheets.

         LEASE ACCOUNTING. Operating lease expense is recognized on the straight-line basis over the term of the lease for those leases with fixed escalations. These accruals of $337,000 and $357,000 at March 3, 2002 and February 27, 2001, respectively, are included in other long-term liabilities in the Consolidated Balance Sheets.

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

                              MORGAN'S FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             MARCH 3, 2002, FEBRUARY 25, 2001 AND FEBRUARY 27, 2000


NOTE 2.  ACQUISITION AND DISPOSAL OF RESTAURANTS AND ASSETS.

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

         The results of operations for the East Side Mario's segment, reported separately as a loss from discontinued operations in the Consolidated Statement of Operations, are as follows:

                                                       FIFTY-TWO WEEKS ENDED
                                                         FEBRUARY 27, 2000
                                                         -----------------
Revenues........................................              $4,574,000
                                                              ==========
Loss from operations of discontinued
 East Side Mario's restaurants..................              $ (629,000)
                                                              ==========

         In fiscal 2002 and 2001 there were no operations for the East Side Mario's segment.

         On July 14, 1999 Morgan's Restaurants of Pennsylvania, Inc., Morgan's Restaurants of Ohio, Inc., Morgan's Restaurants of West Virginia, Inc. and Morgan's Foods of Missouri, Inc., all wholly owned subsidiaries of Morgan's Foods, Inc., acquired the assets of 54 existing KFC and Taco Bell restaurants and the land and building of a non-operating KFC restaurant from various subsidiaries of Tricon Global Restaurants, Inc. for cash in the amount of $33,740,000. The acquisition was accounted for as a purchase and, accordingly, assets were recorded at fair value, and the operating results of these restaurants are included in the Company's consolidated financial statements from the date of acquisition.

NOTE 3.  LOSS ON RESTAURANT ASSETS.

         During fiscal 2002, 2001 and 2000, the Company recognized losses totaling $215,000, $597,000 and $213,000, respectively, from the sale or disposal of restaurant assets and the closing of unprofitable restaurants. These restaurants did not have a material effect upon the Company's consolidated results of operations or financial position.

                              MORGAN'S FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             MARCH 3, 2002, FEBRUARY 25, 2001 AND FEBRUARY 27, 2000


NOTE 4.  ACCRUED LIABILITIES.

         Accrued liabilities consist of the following at March 3, 2002 and February 25, 2001:

                                                          2002            2001
                                                       ----------     ----------
Accrued compensation .............................     $1,740,000     $1,253,000
Accrued taxes other than income taxes ............        793,000        752,000
Accrued liabilities related to sold restaurants ..        274,000        293,000
Other accrued expenses ...........................        802,000      1,024,000
                                                       ----------     ----------
                                                       $3,609,000     $3,322,000
                                                       ==========     ==========

NOTE 5.  LONG-TERM DEBT

         Long-term debt consists of the following at March 3, 2002 and February 25, 2001:

                                                                                       2002              2001
                                                                                     -----------     -----------
Mortgage debt, monthly payments of $531,000 including interest at 8.3% to 10.6%, through 2021, collateralized by seventy-five restaurants having a
 net book value at March 3, 2002 of $26,023,000 ................................     $48,264,000     $50,122,000

Equipment loans, monthly payments of $51,000 including interest at 10.1% to
 11.0% through February 2007
 collateralized by equipment at several KFC restaurants ........................       2,379,000       2,756,000

Note payable at 8%, monthly interest payments of $1,623 from October 2001 to
 June 2002.
Monthly payments of $7,627, including interest, from August 2002 to July 2005 ..         243,000         230,000

Note payable, monthly payments of $500
 including interest at 9.0%, through October 2003 ..............................           8,000          14,000
                                                                                     -----------     -----------
                                                                                      50,894,000      53,122,000
Less current maturities ........................................................       2,331,000       2,076,000
                                                                                     -----------     -----------
                                                                                     $48,563,000     $51,046,000
                                                                                     ===========     ===========

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As noted above the Company has significant borrowings which require compliance with various terms and conditions including compliance with certain financial ratios, specifically a consolidated fixed charge coverage ratio of 1.2 to 1 regarding all of its mortgage loans and individual restaurant coverage ratios of 1.4 to 1 on certain of its loans. The Company was in compliance with the consolidated ratio of 1.2 applicable to its loans. As of March 3, 2002 the Company was not in compliance with the 1.4 to 1.0 unit level ratio on certain of its restaurants but has obtained waivers of these violations from the applicable lender. Management expects to be in compliance with all financial covenants in future periods, or to obtain amendments or waivers of any covenants. Management believes that operating cash flow will provide sufficient capital to continue to operate and maintain the KFC, Taco Bell and "2n1" restaurants, service the Company's debt and support required corporate expenses.

\


                              MORGAN'S FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             MARCH 3, 2002, FEBRUARY 25, 2001 AND FEBRUARY 27, 2000


         The Company paid interest relating to long-term debt of approximately $5,334,000, $4,944,000 and $3,169,000 in fiscal 2002, 2001 and 2000, respectively.

NOTE 6.  LEASE OBLIGATIONS AND OTHER COMMITMENTS.

            Property under capital leases at March 3, 2002 and February 25, 2001 are as follows:

                                                        2002             2001
                                                     ----------       ----------
Leased property:
    Buildings ................................       $  435,000       $  435,000
    Equipment, furniture and fixtures ........          571,000          571,000
                                                     ----------       ----------
    Total ....................................        1,006,000        1,006,000
    Less accumulated amortization ............          406,000          301,000
                                                     ----------       ----------
                                                     $  600,000       $  705,000
                                                     ==========       ==========

            Amortization of leased property under capital leases was $105,000, $112,000 and $119,000 in fiscal 2002, 2001 and 2000, respectively.

         Related obligations under capital leases at March 3, 2002 and February 25, 2001 are as follows:

                                                          2002             2001
                                                        --------        --------
     Capital lease obligations .................        $649,000        $745,000
     Less current maturities ...................         105,000          94,000
                                                        --------        --------
     Long-term capital lease obligations .......        $544,000        $651,000
                                                        ========        ========

            The Company paid interest of approximately $72,000, $81,000 and $92,000 relating to capital lease obligations in fiscal 2002, 2001 and 2000, respectively.

         Future minimum rental payments to be made under capital leases at March 3, 2002 are as follows:

             2003..........................................   $      165,000
             2004..........................................          157,000
             2005..........................................           98,000
             2006..........................................           50,000
             2007..........................................           50,000
             Later years                                             613,000
                                                              --------------
                                                                   1,133,000
             Less amount representing
                interest at 9.5% to 13.0% .................          484,000
                                                             ---------------
             Total obligations under
               capital leases.........    ................   $       649,000
                                                             ===============

                              MORGAN'S FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             MARCH 3, 2002, FEBRUARY 25, 2001 AND FEBRUARY 27, 2000


         The Company's operating leases for restaurant land and buildings are noncancellable and expire on various dates through 2019. The leases have renewal options ranging from 1 to 17 years. Certain restaurant land and building leases require the payment of additional rent equal to an amount by which a percentage of annual sales exceeds annual minimum rentals. Total contingent rentals were $64,000, $58,000 and $82,000 in fiscal 2002, 2001 and 2000, respectively. Future noncancellable minimum rental payments under operating leases at March 3, 2002, are as follows: 2003 - $2,021,000; 2004 - $1,916,000; 2005 - $1,735,000; 2006 -
$1,454,000; 2007 - $1,260,000 and an aggregate $6,674,000 for the years thereafter. Rental expense for all operating leases was $2,188,000, $2,465,000 and $1,824,000 for fiscal 2002, 2001 and 2000, respectively.

         For KFC products, the Company is required to pay royalties of 4% of gross revenues and to expend an additional 5% of gross revenues on national and local advertising pursuant to its franchise agreements. For Taco Bell products in KFC/Taco "2n1" restaurants operated under license agreements from Taco Bell Corporation and franchise agreements from KFC Corporation, the Company is required to pay royalties of 10% of Taco Bell gross revenues and to make advertising fund contributions of 1/2% of Taco Bell gross revenue. For Taco Bell product sales in restaurants operated under Taco Bell franchises the Company is required to pay royalties of 5.5% of gross revenues and to expend an additional 4.5% of gross revenues on national and local advertising. For Pizza Hut products in Taco Bell/Pizza Hut Express "2n1" restaurants the Company is required to pay royalties of 5.5% of Pizza Hut gross revenues and to expend an additional 4.5% of Pizza Hut gross revenues on national and local advertising. Total royalties and advertising which are included in the Statements of Operations as part of restaurant operating expenses were $8,514,000, $7,677,000 and $6,297,000 in fiscal 2002, 2001 and 2000 respectively.

         In fiscal year 2000 the Company signed an agreement which granted it the rights to develop 20 KFC, Taco Bell or KFC "2n1" restaurants in specific geographic areas. Under the agreement five restaurants are required to be developed each year over a four year period. As of March 3, 2002 the Company has developed 5 restaurants under this agreement and as such is not currently in compliance with this agreement but does not believe that this will have a material impact on its financial position, results of operations or cash flows.

NOTE 7.  NET INCOME (LOSS) PER COMMON SHARE.

        Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period which totaled 2,851,160, 2,931,227 and 2,912,894 for fiscal 2002, 2001 and 2000, respectively. Diluted net income (loss) per common share is based on the combined weighted average number of shares outstanding during the period which totaled 2,853,789, 2,931,227 and 2,912,894 for fiscal 2002, 2001 and 2000, respectively, which includes the assumed exercise, or conversion of 11,500 options for 2002. For fiscal years 2002, 2001 and 2000, 275,000 options were excluded from the computation of diluted earnings per share due to their antidulutive effect. In computing diluted net income (loss) per common share, the Company has utilized the treasury stock method.

                              MORGAN'S FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             MARCH 3, 2002, FEBRUARY 25, 2001 AND FEBRUARY 27, 2000


NOTE 8.  INCOME TAXES.

         The current tax provision (benefit) consists of state and local taxes for fiscal 2002, 2001 and 2000 of $4,000, $23,000 and $4,000, respectively.
There was no deferred provision for income taxes during each of the fiscal years 2002, 2001 and 2000. There was no provision for income taxes from discontinued operations.

         A reconciliation between the provision for income taxes and income taxes calculated at the statutory tax rate of 35% is as follows:

                                          2002           2001            2000
                                        ---------      ---------      ---------
Tax provision (benefit)
 at statutory rate ................     $ 212,000      $(532,000)     $(119,000)
State and local taxes,
 net of federal benefit ...........         2,000         15,000          3,000
Utilization of net operating
 loss carryforwards ...............      (212,000)
Losses and temporary differences
 with no tax benefit ..............        (3,000)       512,000        108,000
Other .............................         5,000         28,000         12,000
                                        ---------      ---------      ---------
                                        $   4,000      $  23,000      $   4,000
                                        =========      =========      =========


         The components of deferred tax assets (liabilities) at March 3, 2002 and February 25, 2001 are as follows:

                                                       2002             2001
                                                   -----------      -----------
Operating loss carryforwards .................     $ 2,932,000      $ 3,300,000
Tax credit carryforwards .....................          56,000           56,000
Property and equipment .......................       1,547,000        1,254,000
Accrued expenses not currently deductible ....         366,000          311,000
Inventory valuation ..........................           5,000            5,000
    Intangible assets ........................        (225,000)        (143,000)
Deferred tax asset valuation allowance .......      (4,081,000)      (4,183,000)
                                                   -----------      -----------
Net deferred tax asset .......................     $   600,000      $   600,000
                                                   ===========      ===========


         The valuation allowance decreased $102,000, $1,049,000 and $1,696,000 during fiscal 2002, 2001 and 2000, respectively, due to decreases in deferred tax assets, principally due to expiration or utilization of operating loss carryforwards.

         At March 3, 2002, the Company has net operating loss carryforwards which, if not utilized, will expire as follows:

                        2005 ...................                $2,112,000
                        2008 ...................                    90,000
                        2009 ...................                   987,000
                        2012 ...................                   744,000
                        2013 ...................                   728,000
                        2019....................                   268,000
                        2020....................                 1,312,000
                        2021....................                 1,090,000
                                                                ----------
                        Total ..................                $7,331,000
                                                                ==========

                              MORGAN'S FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             MARCH 3, 2002, FEBRUARY 25, 2001 AND FEBRUARY 27, 2000


         The Company also has alternative minimum tax net operating loss carryforwards of $5,296,000 which will expire, if not utilized, in varying amounts through fiscal 2021. Under the Job Creation and Worker Assistance Act of 2002, these carryforwards are available to offset up to 100% of any alternative minimum taxable income which would otherwise be taxable beginning with tax year ended March 3, 2002. As of March 3, 2002, the Company has alternative minimum tax credit carryforwards of $56,000.

NOTE 9.  STOCK OPTIONS AND SHAREHOLDERS' EQUITY.

         On April 2, 1999, the Board of Directors of the Company approved a Stock Option Plan for Executives and Managers. Under the plan 145,500 shares were reserved for the grant of options. The Stock Option Plan for Executives and Managers provides for grants to eligible participants of nonqualified stock options only. The exercise price for any option awarded under the Plan is required to be not less than 100% of the fair market value of the shares on the date that the option is granted. Options are granted by the Stock Option Committee of the Company. Options for the 145,500 shares were granted to executives and managers of the Company on April 2, 1999 at an exercise price of $4 1/8. As of March 3, 2002 the closing price of the Company's stock was $2.15 per share. The plan provides that the options are exercisable after a waiting period of 6 months and that each option expires 10 years after its date of issue.

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

         The Company applies APB No. 25 and related interpretations in accounting for its option grants for employees. Accordingly, no compensation cost has been recognized for options granted as the Company believes options were granted at fair market value at the date of grant. Had compensation cost for the options granted been determined based on the fair value at the grant dates for the awards under that plan consistent with the method of SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net income (loss) and earnings (loss) per share would have been presented at the pro forma amounts indicated below:

                                                         2002              2001              2000
                                                      --------           -------          ---------

Net income (loss)                 Pro forma            $596,000           $(1,680,000)    $(774,000)
                                  As reported           602,000            (1,543,000)     (346,000)
Basic and diluted income
 (loss) per share                 Pro forma                 .21                  (.57)         (.27)
                                  As reported               .21                  (.53)         (.12)

         In determining the pro forma amount of stock-based compensation on a basis consistent with SFAS No. 123, the fair value of each grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal 2002: no dividend yield; expected volatility of 251%; risk free interest rate of 5.34%; and expected life of 10 years.

                              MORGAN'S FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             MARCH 3, 2002, FEBRUARY 25, 2001 AND FEBRUARY 27, 2000


         A summary of the status of the Company's options as of March 3, 2002, February 25, 2001, and February 2000, respectively; and changes during the years then ended is presented below:

                                  2002                     2001                   2000
                         ---------------------    --------------------   --------------------
                                      Weighted                Weighted               Weighted
                                      Average                 Average                Average
                                      Exercise                Exercise               Exercise
                         Shares        Price      Shares       Price     Shares       Price
                         -------      --------    -------     --------   -------     --------
Outstanding at
 beginning of year       275,000      $   3.59    275,000     $   3.59    24,166     $  11.66

Granted                   11,500      $   0.85                           275,350     $   3.59

Forfeited                                                                (24,516)    $  11.56
                         -------                  -------                -------
Outstanding at
 year-end                286,500      $   3.48    275,000     $   3.59   275,000     $   3.59
                         =======                  =======                =======


Options exercisable
 at year-end             286,500      $   3.48    275,000     $   3.59   145,150     $   4.13
                         =======                  =======                =======

The following table summarizes information about stock options outstanding at March 3, 2002.

                                     Number                   Average                   Number
                                   Outstanding               Remaining                 Exercisable
Exercise Prices                     at 3/3/02                  Life                     at 3/3/02
                                -----------------          -------------              -------------
$0.85                                 11,500                   8.9                        11,500
$3.00                                129,850                   7.9                       129,850
$4.13                                145,150                   7.1                       145,150
                                     -------                   ---                       -------
                                     286,500                   7.5                       286,500
                                     =======                   ===                       =======

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

                              MORGAN'S FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             MARCH 3, 2002, FEBRUARY 25, 2001 AND FEBRUARY 27, 2000


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

NOTE 10.  401(k) RETIREMENT PLAN.

         The Company has a 401(k) Retirement Plan in which employees age 21 or older are eligible to participate. The Company matches a percentage of employee contributions. During fiscal 2002, 2001 and 2000, the Company incurred $73,000, $64,000 and $62,000, respectively, in expenses for matching contributions to the plan.

NOTE 11.  FAIR VALUE OF FINANCIAL INSTRUMENTS.

         Management believes that the fair value of the Company's debt at March 3, 2002 approximates carrying value, based upon interest rates obtained in recent financing transactions.

NOTE 12.  NEW ACCOUNTING STANDARDS.

         In June 2001, the FASB issued SFAS No. 141, Business Combinations. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. As specified therein, intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged are recognized as assets apart from goodwill. SFAS No. 141 is effective for all acquisitions subsequent to June 30, 2001.

         In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 changes the accounting for goodwill and certain intangible assets from an amortization method to an impairment only approach. Goodwill and intangibles with indefinite lives are no longer subject to amortization, but are subject to at least an annual assessment for impairment by applying a fair value based test. The Company is required to implement SFAS No. 142 for its fiscal year beginning March 4, 2002 and has not yet completed its analysis of the effects of adopting this statement.

                              MORGAN'S FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             MARCH 3, 2002, FEBRUARY 25, 2001 AND FEBRUARY 27, 2000


         In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. The new rules apply to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of a long-lived assets that result from the acquisition, construction, development and/or normal operation of a long-lived asset. SFAS No. 143 is effective for the Company beginning in fiscal 2003. The Company believes, at this time, that the adoption of SFAS No. 143 will not have a material impact on its consolidated financial position or results of operations.

         In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board Opinion ("APB") No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that opinion). SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired and broadens the presentation of discontinued operations to include more disposal transactions than were included under the previous standards. The Company will adopt SFAS No. 144 beginning in fiscal 2003, as required; however, adoption of the statement is not expected to have a material impact on its consolidated financial position or results of operations.

NOTE 13.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED).

                                                                       FISCAL 2002 QUARTER ENDED
                                           --------------------------------------------------------------------------
                                               MAY 20,           AUGUST 12,         NOVEMBER 4,          MARCH 3,
                                                 2001               2001               2001                2002
                                           ---------------    ---------------   ----------------     ----------------
Revenues.................................     $18,607,000         $19,939,000        $20,418,000          $25,966,000
Operating costs and expenses, net........      17,505,000          18,348,000         18,709,000           24,675,000
Operating income.........................       1,102,000           1,591,000          1,709,000            1,291,000
Net income (loss)........................         (65,000)            435,000            552,000             (320,000)
Basic and diluted net
 income (loss) per share.................            (.02)                .15                .20                 (.12)


                                                                       FISCAL 2001 QUARTER ENDED
                                           --------------------------------------------------------------------------
                                                 MAY 21,          AUGUST 13,       NOVEMBER 5,         FEBRUARY 25,
                                                  2000              2000               2000               2001
                                           ---------------    ---------------   ----------------   ------------------
Revenues.................................     $17,566,000         $19,282,000        $18,719,000          $22,573,000
Operating costs and expenses, net........      16,859,000          18,035,000         18,248,000           21,663,000
Operating income.........................         707,000           1,247,000            471,000              910,000
Income (loss) from
 continuing operations...................        (442,000)            105,000           (675,000)            (681,000)
Gain from discontinued operations........           -                    -               137,000               13,000
Net income (loss)........................        (442,000)            105,000           (538,000)            (668,000)
Net income (loss) per share..............            (.15)                .04               (.18)                (.23)

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



                                                 Morgan's Foods, Inc.


    Dated:            May 31, 2002               /s/ Leonard R. Stein-Sapir
           ----------------------------------    -------------------------------
                                                 By:   Leonard R. Stein-Sapir
                                                       Chairman of the Board,
                                                       Chief Executive Officer
                                                       & Director


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



    /s/    Leonard R. Stein-Sapir                  /s/    Lawrence S. Dolin
    -------------------------------------------    ----------------------------
    By:    Leonard R. Stein-Sapir                  By:    Lawrence S. Dolin
           Chairman of the Board,                         Director
           Chief Executive Officer & Director             Dated:  May 31, 2002
           Dated:  May 31, 2002


    /s/  James J. Liguori                          /s/    Steven S. Kaufman
    -----------------------------------------      ----------------------------
    By:  James J. Liguori                          By:    Steven S. Kaufman
         Director, President &                            Director
         Chief Operating Officer                          Dated:  May 31, 2002
         Dated:  May 31, 2002


    /s/  Kenneth L. Hignett                        /s/    Richard A. Arons
    -----------------------------------------      ----------------------------
    By:  Kenneth L. Hignett                        By:    Richard A. Arons
         Director, Senior Vice President,                 Director
         Chief Financial Officer & Secretary              Dated:  May 31, 2002
         Dated:  May 31, 2002


                                                    /s/  BERNARD LERNER
                                                    ---------------------------
                                                    By:   Bernard Lerner
                                                          Director
                                                          Dated:  May 31, 2002