Form 10-Q
period 2002-05-26
MORGANS FOODS INC
filed 2002-07-10
CIK 68145

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the period ended                       May 26, 2002
                      ---------------------------------------------------------

Commission file number                        0-3833
                       -------------------------------------------------------

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

                             Yes ...X... No .......

       As of June 28, 2002, the issuer had 2,718,441 shares of common stock outstanding.

                          PART I FINANCIAL INFORMATION

Item 1. Financial Statements.
                              Morgan's Foods, Inc.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (unaudited)
-------------------------------------------------------------------------------

                                                         QUARTER ENDED
                                                 ------------------------------
                                                 MAY 26, 2002      MAY 20, 2001
                                                 ------------      ------------
REVENUES ...................................     $ 19,159,000      $ 18,607,000

COST OF SALES:
 FOOD, PAPER AND BEVERAGE ..................        5,834,000         5,784,000
 LABOR AND BENEFITS ........................        5,233,000         4,920,000
RESTAURANT OPERATING EXPENSES ..............        4,758,000         4,714,000
DEPRECIATION AND AMORTIZATION ..............          764,000           887,000
GENERAL AND ADMINISTRATIVE EXPENSES ........        1,315,000         1,194,000
LOSS ON RESTAURANT ASSETS ..................           10,000             6,000
                                                 ------------      ------------
OPERATING INCOME ...........................        1,245,000         1,102,000
INTEREST EXPENSE:
 BANK DEBT AND NOTES PAYABLE ...............       (1,141,000)       (1,211,000)
 CAPITAL LEASES ............................          (14,000)          (16,000)
OTHER INCOME AND EXPENSE, NET ..............           54,000            53,000
                                                 ------------      ------------
NET INCOME (LOSS) BEFORE INCOME TAXES ......          144,000           (72,000)
PROVISION (BENEFIT) FOR INCOME TAXES .......            2,000            (7,000)
                                                 ------------      ------------
NET INCOME (LOSS) ..........................     $    142,000      $    (65,000)
                                                 ============      ============
BASIC AND DILUTED NET INCOME (LOSS)
 PER COMMON SHARE ..........................     $        .05      $       (.02)
                                                 ============      ============

BASIC WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING ........................        2,726,468         2,944,026
DILUTED WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING ........................        2,734,600         2,944,026


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              MORGAN'S FOODS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)
-------------------------------------------------------------------------------

                                                        MAY 26, 2002    MARCH 3, 2002
                                                        ------------    ------------
ASSETS
 CURRENT ASSETS:
  CASH AND EQUIVALENTS ..............................   $  7,495,000    $  7,441,000
  RECEIVABLES .......................................        334,000         232,000
  INVENTORIES .......................................        583,000         520,000
  PREPAID EXPENSES ..................................        191,000         301,000
                                                        ------------    ------------
                                                           8,603,000       8,494,000
 PROPERTY AND EQUIPMENT:
  LAND ..............................................     10,801,000      10,801,000
  BUILDINGS AND IMPROVEMENTS ........................     17,961,000      17,949,000
  PROPERTY UNDER CAPITAL LEASES .....................      1,006,000       1,006,000
  LEASEHOLD IMPROVEMENTS ............................      7,498,000       7,483,000
  EQUIPMENT, FURNITURE AND FIXTURES .................     18,201,000      18,105,000
  CONSTRUCTION IN PROGRESS ..........................         52,000         108,000
                                                        ------------    ------------
                                                          55,519,000      55,452,000
  LESS ACCUMULATED DEPRECIATION AND AMORTIZATION ....     18,029,000      17,304,000
                                                        ------------    ------------
                                                          37,490,000      38,148,000
 OTHER ASSETS .......................................      1,470,000       1,521,000
 FRANCHISE AGREEMENTS ...............................      2,102,000       2,119,000
 DEFERRED TAXES .....................................        600,000         600,000
 GOODWILL ...........................................      9,371,000       9,371,000
                                                        ------------    ------------
                                                        $ 59,636,000    $ 60,253,000
                                                        ============    ============
LIABILITIES AND SHAREHOLDERS' DEFICIT
 CURRENT LIABILITIES:
    CURRENT MATURITIES OF LONG-TERM DEBT ............   $  2,354,000    $  2,331,000
    CURRENT MATURITIES OF CAPITAL LEASE OBLIGATIONS .        107,000         105,000
    ACCOUNTS PAYABLE ................................      3,512,000       3,761,000
    ACCRUED LIABILITIES .............................      3,558,000       3,609,000
                                                        ------------    ------------
                                                           9,531,000       9,806,000
  LONG-TERM DEBT ....................................     48,170,000      48,563,000
  LONG-TERM CAPITAL LEASE OBLIGATIONS ...............        517,000         544,000
  OTHER LONG-TERM LIABILITIES .......................      1,506,000       1,537,000


SHAREHOLDERS' DEFICIT
PREFERRED SHARES, 1,000,000 SHARES AUTHORIZED,
  NO SHARES OUTSTANDING
COMMON STOCK
 AUTHORIZED SHARES - 25,000,000
 ISSUED SHARES - 2,969,405 ..........................         30,000          30,000
 TREASURY STOCK - 250,964 IN 2003 AND 241,564 IN 2002       (284,000)       (251,000)
CAPITAL IN EXCESS OF STATED VALUE ...................     28,829,000      28,829,000
ACCUMULATED DEFICIT .................................    (28,663,000)    (28,805,000)
                                                        ------------    ------------
TOTAL SHAREHOLDERS' DEFICIT .........................        (88,000)       (197,000)
                                                        ------------    ------------
                                                        $ 59,636,000    $ 60,253,000
                                                        ============    ============


                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              Morgan's Foods, Inc.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT

                                   (unaudited)



                                                                                        CAPITAL IN                       TOTAL
                                     COMMON SHARES               TREASURY SHARES         EXCESS OF     ACCUMULATED    SHAREHOLDERS'
                                  SHARES       AMOUNT        SHARES          AMOUNT    STATED VALUE      DEFICIT         DEFICIT
                              ------------  ------------  -----------   ------------   ------------   ------------   ------------
Balance, February 25, 2001 .     2,969,405  $     30,000      (31,833)  $    (76,000)  $ 28,875,000   $(29,407,000)  $   (578,000)

Net income .................          --            --           --             --             --          602,000        602,000

Issue of treasury shares for
 401(k) contributions ......          --            --         31,833         76,000        (46,000)          --           30,000

Purchase of common shares ..          --            --       (241,564)      (251,000)          --             --         (251,000)
                              ------------  ------------  -----------   ------------   ------------   ------------   ------------

Balance, March 3, 2002 .....     2,969,405        30,000     (241,564)      (251,000)    28,829,000    (28,805,000)      (197,000)

Net income .................          --            --           --             --             --          142,000        142,000

Purchase of common shares ..          --            --         (9,400)       (33,000)          --             --          (33,000)
                              ------------  ------------  -----------   ------------   ------------   ------------   ------------

Balance May 26, 2002 .......     2,969,405  $     30,000     (250,964)  $   (284,000)  $ 28,829,000   $(28,663,000)  $    (88,000)
                                 =========  ============     ========   ============   ============   ============   ============




                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              Morgan's Foods, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (unaudited)


                                                            QUARTER ENDED
                                                     --------------------------
                                                     MAY 26, 2002   MAY 20, 2001
                                                      -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    NET INCOME (LOSS) .............................   $   142,000    $   (65,000)
    ADJUSTMENTS TO RECONCILE TO NET CASH
      PROVIDED BY OPERATING ACTIVITIES:
       DEPRECIATION AND AMORTIZATION ..............       764,000        887,000
       AMORTIZATION OF DEFERRED FINANCING COSTS ...        33,000         34,000
       AMORTIZATION OF SUPPLY AGREEMENT ADVANCES ..      (196,000)       (41,000)
       FUNDING FROM SUPPLY AGREEMENTS .............        62,000           --
       LOSS ON RESTAURANT ASSETS ..................        10,000          6,000
       CHANGE IN ASSETS AND LIABILITIES:
        INCREASE IN RECEIVABLES ...................      (102,000)       (99,000)
        INCREASE IN INVENTORIES ...................       (63,000)       (54,000)
        DECREASE (INCREASE) IN PREPAID EXPENSES ...       110,000        (73,000)
        DECREASE IN OTHER ASSETS ..................        18,000           --
        INCREASE (DECREASE) IN ACCOUNTS PAYABLE ...      (249,000)        38,000
        INCREASE IN ACCRUED LIABILITIES ...........        51,000        350,000
                                                      -----------    -----------
    NET CASH PROVIDED BY OPERATING ACTIVITIES .....       580,000        983,000
                                                      -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    CAPITAL EXPENDITURES ..........................       (98,000)       (32,000)
                                                      -----------    -----------
    NET CASH USED IN INVESTING ACTIVITIES .........       (98,000)       (32,000)
                                                      -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    PRINCIPAL PAYMENTS ON LONG-TERM DEBT ..........      (370,000)      (502,000)
    PRINCIPAL PAYMENTS ON CAPITAL LEASE OBLIGATIONS       (25,000)       (22,000)
    PURCHASE OF TREASURY SHARES ...................       (33,000)          --
                                                      -----------    -----------
    NET CASH USED BY FINANCING ACTIVITIES .........      (428,000)      (524,000)
                                                      -----------    -----------
    NET CHANGE IN CASH AND EQUIVALENTS ............        54,000        427,000
    CASH AND EQUIVALENTS, BEGINNING BALANCE .......     7,441,000      5,840,000
                                                      -----------    -----------
    CASH AND EQUIVALENTS, ENDING BALANCE ..........   $ 7,495,000    $ 6,267,000
                                                      ===========    ===========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              Morgan's Foods, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  QUARTERS ENDED MAY 26, 2002 AND MAY 20, 2001
                                   (unaudited)


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The interim consolidated financial statements of Morgan's Foods, Inc. have been prepared without audit. In the opinion of Company Management, all adjustments have been included. Unless otherwise disclosed, all adjustments consist only of normal recurring adjustments necessary for a fair statement of results of operations for the interim periods. Except as noted in the notes to the financial statements, these unaudited financial statements have been prepared using the same accounting principles that were used in preparation of the Company's annual report on Form 10-K for the year ended March 3, 2002. Certain prior year amounts have been restated to conform to the current year presentation.


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


NOTE 3.  NEW ACCOUNTING STANDARDS.

         In June 2001, the FASB issued SFAS No. 141, Business Combinations. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. As specified therein, intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged are recognized as assets apart from goodwill. SFAS No. 141 is effective for all acquisitions subsequent to June 30, 2001. At the beginning of fiscal 2003, the Company reclassified amounts previously reported as acquired franchise rights into goodwill for all periods presented as the amounts do not meet the criteria in SFAS No. 141 for recognition apart from goodwill.

         In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 changes the accounting for goodwill and certain intangible assets from an amortization method to an impairment only approach. Goodwill and intangibles with indefinite lives are no longer subject to amortization, but are subject to at least an annual assessment for impairment by applying a fair value based test. The Company implemented SFAS No. 142 for its fiscal year beginning March 4, 2002. SFAS No. 142 allows up to six months from the date of adoption to perform the transitional goodwill impairment test which requires the comparison of the fair value of each reporting unit to its carrying value (using amounts measured as of the beginning of the year of adoption) to determine whether there is an indicated transitional goodwill impairment. If a reporting unit's fair value is below its carrying value, the Company will need to perform the second step of the goodwill impairment test and quantify and record the goodwill impairment by the end of fiscal 2003. The quantification of an impairment requires the calculation of an "implied" fair value for the goodwill of a reporting unit. If the implied fair value of the reporting unit's goodwill is less than its recorded goodwill, a transitional goodwill impairment charge is recognized and reported as a cumulative effect of a change in accounting principle.


                                          INTANGIBLE ASSETS
                             -------------------------------------------------
                             AS OF MAY 26, 2002            AS OF MARCH 3, 2002
                              ------------------           -------------------
                        GROSS CARRYING  ACCUMULATED    GROSS CARRYING  ACCUMULATED
                           AMOUNT       AMORTIZATION      AMOUNT      AMORTIZATION
                         -----------     -----------    -----------   -----------
Franchise Agreements     $ 2,510,000     $  (408,000)   $ 2,514,000   $  (395,000)
Goodwill                  10,763,000      (1,392,000)    10,763,000    (1,392,000)
                         -----------     -----------    -----------   -----------
Total                    $13,273,000     $(1,800,000)   $13,277,000   $(1,787,000)
                         ===========     ===========    ===========   ===========


         The Company's intangible asset amortization expense relating to its franchise agreements for the quarter ended May 26, 2002 was $13,000. Intangible assets relating to franchise agreements continue to be amortized on a straight-line basis over the remaining term of each franchise agreement, all of which were originally 20 years. The estimated intangible amortization expense for each of the next five years is $130,000.

         The following table reports the comparative impact the adoption of SFAS No. 142 has on the reported results of operations.

                                                         Twelve Weeks Ended
                                                   May 26, 2002    May 20, 2001
                                                    -----------     -----------
Reported net income (loss)                          $   142,000    $    (65,000)
  Add Back:  Goodwill amortization                         --           124,000
                                                    -----------     -----------
  Adjusted net income                               $   142,000    $     59,000
                                                    ===========     ===========

Basic and diluted earnings per share:
  Reported net income                               $       .05     $      (.02)
  Goodwill amortization                                    --               .04
                                                    -----------     -----------
  Adjusted net income                               $       .05             .02
                                                    ===========     ===========


         In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. The new rules apply to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of long-lived assets. The Company intends to adopt the provisions of SFAS No. 143 beginning in fiscal 2004. The adoption of SFAS No. 143 is not expected to have a material impact on the Company's consolidated financial position or results of operations.

         In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board Opinion ("APB") No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that opinion). SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired and broadens the presentation of discontinued operations to include more disposal transactions than were included under the previous standards. The Company adopted SFAS No. 144 beginning in fiscal 2003, as required; however, adoption of the statement did not have a material impact on its consolidated financial position or results of operations.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         DESCRIPTION OF BUSINESS. Morgan's Foods, Inc. ("the Company") operates through wholly-owned subsidiaries KFC restaurants under franchises from KFC Corporation and Taco Bell restaurants under franchises from Taco Bell Corporation. As of June 28, 2002, the Company operates 76 KFC restaurants, 7 Taco Bell restaurants, 16 KFC/Taco Bell "2n1's" under franchises from KFC Corporation and franchises or licenses from Taco Bell Corporation, 3 Taco Bell/Pizza Hut Express "2n1's" operated under franchisees from Taco Bell Corporation and licenses from Pizza Hut Corporation and 1 KFC/Pizza Hut Express "2n1" operated under a franchise from KFC Corporation and a license from Pizza Hut Corporation. The Company's fiscal year is a 52 - 53 week year ending on the Sunday nearest the last day of February.

      SUMMARY OF EXPENSES AND OPERATING INCOME AS A PERCENTAGE OF REVENUES

                                                         QUARTER ENDED
                                              -----------------------------------
                                              MAY 26, 2002           MAY 20, 2001
                                              ------------           ------------
Cost of sales:
  Food, paper and beverage.................          30.5%                  31.1%
  Labor and benefits.......................          27.3%                  26.4%
Restaurant operating expenses..............          24.8%                  25.3%
Depreciation and amortization..............           4.0%                   4.8%
General and administrative expenses........           6.9%                   6.4%
Operating income...........................           6.5%                   5.9%

         REVENUES. Revenues for the quarter ended May 26, 2002 were $19,159,000 compared to $18,607,000 for the quarter ended May 20, 2001. This increase of $552,000 was due to a 2.9% increase in comparable restaurant revenues. The increase in comparable restaurant revenues was primarily the result of effective product promotions by the franchisors during the quarter.

         COSTS OF SALES - FOOD, PAPER AND BEVERAGES. Food, paper and beverage costs for the first quarter decreased as a percentage of revenue from 31.1% in fiscal 2002 to 30.5% in fiscal 2003. This decrease was primarily the result of efficiencies gained from higher average restaurant volumes and the amortization of new supply agreement advances as a reduction of food, paper and beverage cost of sales.

         COST OF SALES - LABOR AND BENEFITS. Labor and benefits increased as a percentage of revenue for the quarter ended May 26, 2002 to 27.3% compared to 26.4% for the year earlier quarter. The increase was primarily due to increased workers compensation costs and an increasingly competitive labor market in the Company's marketplace.

         RESTAURANT OPERATING EXPENSES. Restaurant operating expenses decreased as a percentage of revenue to 24.8% in the first quarter of fiscal 2003 compared to 25.3% in the first quarter of fiscal 2002. This improvement was the result of higher average restaurant volumes and the removal of home delivery services from the remaining restaurants which offered it, which decreased advertising expense.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased to $764,000 in the current year first quarter from $887,000 in the prior year first quarter. This decrease was due to the implementation of SFAS No. 142 whereby goodwill is no longer amortized.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $1,315,000 in the first quarter of fiscal 2003 from $1,194,000 in the first quarter of fiscal 2002. The increase of $121,000 was mainly the result of current year salary increases and increased bonus expenses which related to the improved operating results.

         LOSS ON RESTAURANT ASSETS. The losses on disposal of restaurant assets of $10,000 and $6,000 in the first quarters of fiscal 2003 and 2002 respectively, were the result of assets disposed of during the image enhancement of several restaurants.

         OPERATING INCOME. Operating income in the first quarter of fiscal 2003 increased to $1,245,000 or 6.5% of revenues compared to $1,102,000 or 5.9% of revenues for the first quarter of fiscal 2002. This increase was primarily the result of higher average restaurant volumes and the implementation of SFAS No. 142 whereby goodwill is no longer amortized, which was partially offset by increased workers' compensation expenses and increased salary and bonus expenses.

         INTEREST EXPENSE. Interest expense on bank debt decreased to $1,141,000 in the first quarter of fiscal 2003 from $1,211,000 in fiscal 2002 due to lower debt balances during the fiscal 2003 quarter. Interest expense on capitalized leases was substantially unchanged from the prior year first quarter.

         OTHER INCOME. Other income was substantially unchanged at $54,000 and $53,000 in the first quarters of fiscal 2003 and 2002, respectively.

         PROVISION FOR INCOME TAXES. The provision for income taxes was a credit of $7,000 for the quarter ended May 20, 2001 compared to expense of $2,000 in the current year quarter. The tax benefit in the first quarter of fiscal 2002 resulted from an adjustment to previous estimates of taxes to be paid in certain jurisdictions. The low effective tax rates result from tax net operating loss carryforwards.

         LIQUIDITY AND CAPITAL RESOURCES. Cash flow activity for the twelve weeks of fiscal 2003 and fiscal 2002 is presented in the Consolidated Statements of Cash Flows. Cash provided by operating activities was $580,000 for the twelve weeks ended May 26, 2002. The Company paid scheduled long-term bank and capitalized lease debt of $395,000 in the first quarter of fiscal 2003.

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

         Certain of the Company's debt arrangements require the maintenance of a consolidated fixed charge coverage ratio of 1.2 to 1 regarding all of its mortgage loans and individual restaurant coverage ratios on certain of its loans as measured at each of the Company's fiscal year ends. At March 3, 2002, the Company was in compliance with the consolidated ratio of 1.2 applicable to all of its loans. The Company was not in compliance with the 1.4 to 1.0 unit level ratio on certain of its restaurants. The Company obtained a waiver of these violations covering the interim periods of fiscal 2003 from the applicable lender and expects to be in compliance with the minimum coverage ratios and other terms and conditions of the agreements by the end of fiscal 2003 or to obtain amendments or waiver of any covenants.

         The Company is currently not in full compliance with the American Stock Exchange financial condition guidelines for continued listing. Specifically, the Company fell under the guidelines in Section 1003(a)(i) with shareholders' equity of less than $2,000,000 and losses from continuing operations and/or net losses in two of its three most recent fiscal years; Section 1003(a)(ii) with shareholder's equity of less than $4,000,000 and losses from continuing operations and/or net losses in three out of its four most recent fiscal years; and Section 1003(a)(iii) with shareholder's equity of less than $6,000,000 and losses from continuing operations and/or net losses in its five most recent fiscal years.

         On April 22, 2002 the Company submitted a plan to the staff at the American Stock Exchange indicating how it would regain compliance with the continued listing standards. Subsequent to the original notice on March 15, 2002 the Company regained compliance with item 1003(a)(iii) by reporting, on May 31, 2002, a profit for the fiscal year ended March 3, 2002. The Company's plan was accepted by the Exchange on June 7, 2002 and the Company's listing has been continued under an extension.

         The Exchange will continue to monitor the Company's performance periodically and any failure to meet the operating plan which was accepted by the Exchange could result in the commencement of delisting proceedings.

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

                            PART II OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

                  The Company's annual meeting of shareholders was held on June 28, 2002 and voting was conducted on the following proposals:


Proposal 1 - The election of seven Directors. The following seven Directors were elected:

NAME                                     FOR             WITHHOLD        ABSTAIN
---------                                ---             --------        -------
Leonard Stein-Sapir                    2,530,515           4,460           7,459
Richard Arons                          2,526,086           8,889           7,459
Lawrence S. Dolin                      2,534,286             689           7,459
James J. Liguori                       2,530,517           4,458           7,459
Steven S. Kaufman                      2,534,153             822           7,459
Bernard Lerner                         2,534,502             473           7,459
Kenneth L. Hignett                     2,531,066           3,909           7,459

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                Morgan's Foods, Inc.
                                   -------------------------------------------
                                                    (Registrant)


Dated:  July 10, 2002              By: /s/ Kenneth L. Hignett
        -------------                  ---------------------------------------
                                        Kenneth L. Hignett
                                        Senior Vice President,
                                        Chief Financial Officer & Secretary