Form 10-Q
period 2002-08-18
MORGANS FOODS INC
filed 2002-10-02
CIK 68145

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the period ended                       August 18, 2002
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

                              Yes ...X...     No .......

     As of September 20, 2002, the issuer had 2,718,441 shares of common stock outstanding.

                          PART I FINANCIAL INFORMATION

     Item 1. Financial Statements.

                              Morgan's Foods, Inc.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (unaudited)
--------------------------------------------------------------------------------

                                                              QUARTER ENDED
                                              --------------------------------------------
                                                 AUGUST 18, 2002          AUGUST 12, 2001
                                              --------------------      ------------------
REVENUES...................................   $         20,348,000      $       19,939,000

COST OF SALES:
 FOOD, PAPER AND BEVERAGE..................              6,353,000               6,064,000
 LABOR AND BENEFITS........................              5,388,000               5,135,000
RESTAURANT OPERATING EXPENSES..............              5,133,000               5,124,000
DEPRECIATION AND AMORTIZATION..............                786,000                 887,000
GENERAL AND ADMINISTRATIVE EXPENSES........              1,391,000               1,113,000
LOSS ON RESTAURANT ASSETS..................                 58,000                  25,000
                                              --------------------      ------------------
OPERATING INCOME...........................              1,239,000               1,591,000
INTEREST EXPENSE:
 BANK DEBT AND NOTES PAYABLE...............             (1,114,000)             (1,158,000)
 CAPITAL LEASES............................                (14,000)                (17,000)
OTHER INCOME AND EXPENSE, NET..............                 40,000                  27,000
                                              --------------------      ------------------
INCOME BEFORE INCOME TAXES.................                151,000                 443,000
PROVISION FOR INCOME TAXES.................                  3,000                   8,000
                                              --------------------      ------------------
NET INCOME ................................   $            148,000      $          435,000
                                              ====================      ==================
BASIC AND DILUTED NET INCOME
 PER COMMON SHARE..........................   $                .05      $              .15
                                              ====================      ==================

BASIC WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING........................              2,721,206               2,941,317
DILUTED WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING........................              2,755,562               2,942,024


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                          PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

                              Morgan's Foods, Inc.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (unaudited)
--------------------------------------------------------------------------------

                                                             TWENTY-FOUR WEEKS ENDED
                                                --------------------------------------------
                                                   AUGUST 18, 2002          AUGUST 12, 2001
                                                --------------------      ------------------
REVENUES......................................  $         39,507,000      $       38,546,000

COST OF SALES:
 FOOD, PAPER AND BEVERAGE.....................            12,187,000              11,848,000
 LABOR AND BENEFITS...........................            10,621,000              10,055,000
RESTAURANT OPERATING EXPENSES.................             9,891,000               9,838,000
DEPRECIATION AND AMORTIZATION.................             1,550,000               1,774,000
GENERAL AND ADMINISTRATIVE EXPENSES...........             2,706,000               2,307,000
LOSS ON RESTAURANT ASSETS.....................                68,000                  31,000
                                                --------------------      ------------------
OPERATING INCOME..............................             2,484,000               2,693,000
INTEREST EXPENSE:
 BANK DEBT AND NOTES PAYABLE..................            (2,255,000)             (2,369,000)
 CAPITAL LEASES...............................               (28,000)                (33,000)
OTHER INCOME AND EXPENSE, NET.................                94,000                  80,000
                                                --------------------      ------------------
INCOME BEFORE INCOME TAXES....................               295,000                 371,000
PROVISION FOR INCOME TAXES....................                 5,000                   1,000
                                                --------------------      ------------------
NET INCOME ...................................  $            290,000      $          370,000
                                                ====================      ==================
BASIC AND DILUTED NET INCOME
 PER COMMON SHARE.............................  $                .11      $              .13
                                                ====================      ==================

BASIC WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING...........................             2,719,833               2,953,466
DILUTED WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING...........................             2,741,234               2,954,481


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              MORGAN'S FOODS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

--------------------------------------------------------------------------------


                                                               AUGUST 18, 2002          MARCH 3, 2002
                                                              ----------------        -----------------
ASSETS
 CURRENT ASSETS:
  CASH AND EQUIVALENTS....................................    $      6,801,000        $       7,441,000
  RECEIVABLES.............................................             182,000                  232,000
  INVENTORIES.............................................             508,000                  520,000
  PREPAID EXPENSES........................................             241,000                  301,000
                                                              ----------------        -----------------
                                                                     7,732,000                8,494,000
 PROPERTY AND EQUIPMENT:
  LAND....................................................          11,001,000               10,801,000
  BUILDINGS AND IMPROVEMENTS..............................          18,561,000               17,949,000
  PROPERTY UNDER CAPITAL LEASES...........................           1,006,000                1,006,000
  LEASEHOLD IMPROVEMENTS..................................           7,397,000                7,483,000
  EQUIPMENT, FURNITURE AND FIXTURES.......................          18,435,000               18,105,000
  CONSTRUCTION IN PROGRESS................................              92,000                  108,000
                                                              ----------------        -----------------
                                                                    56,492,000               55,452,000
  LESS ACCUMULATED DEPRECIATION AND AMORTIZATION..........          18,541,000               17,304,000
                                                              ----------------        -----------------
                                                                    37,951,000               38,148,000
 OTHER ASSETS.............................................           1,434,000                1,521,000
 FRANCHISE AGREEMENTS.....................................           2,082,000                2,119,000
 DEFERRED TAXES...........................................             600,000                  600,000
 GOODWILL.................................................           9,371,000                9,371,000
                                                              ----------------        -----------------
                                                              $     59,170,000        $      60,253,000
                                                              ================        =================
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
 CURRENT LIABILITIES:
    CURRENT MATURITIES OF LONG-TERM DEBT..................    $      2,490,000        $       2,331,000
    CURRENT MATURITIES OF CAPITAL LEASE OBLIGATIONS ......             110,000                  105,000
    ACCOUNTS PAYABLE......................................           3,695,000                3,761,000
    ACCRUED LIABILITIES...................................           3,113,000                3,609,000
                                                              ----------------        -----------------
                                                                     9,408,000                9,806,000
  LONG-TERM DEBT .........................................          47,458,000               48,563,000
  LONG-TERM CAPITAL LEASE OBLIGATIONS ....................             490,000                  544,000
  OTHER LONG-TERM LIABILITIES ............................           1,754,000                1,537,000

SHAREHOLDERS' EQUITY (DEFICIT)
PREFERRED SHARES, 1,000,000 SHARES AUTHORIZED,
  NO SHARES OUTSTANDING
COMMON STOCK
 AUTHORIZED SHARES - 25,000,000
 ISSUED SHARES - 2,969,405................................              30,000                   30,000
 TREASURY STOCK -
  250,964 AND 241,564 SHARES, RESPECTIVELY................            (284,000)                (251,000)
CAPITAL IN EXCESS OF STATED VALUE.........................          28,829,000               28,829,000
ACCUMULATED EQUITY (DEFICIT)..............................         (28,515,000)             (28,805,000)
                                                              ----------------        -----------------
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)......................              60,000                 (197,000)
                                                              ----------------        -----------------
                                                              $     59,170,000        $      60,253,000
                                                              ================        =================


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              Morgan's Foods, Inc.

            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

                                   (unaudited)


                                                        COMMON SHARES                TREASURY SHARES           CAPITAL IN
                                                 ---------------------------    --------------------------      EXCESS OF
                                                    SHARES          AMOUNT        SHARES        AMOUNT        STATED VALUE
                                                 -----------     -----------    ----------    ------------   --------------
Balance, February 25, 2001..............           2,969,405    $   30,000         (31,833)   $   (76,000)     $28,875,000

Net income..............................               -             -               -              -                -

Issue of treasury shares for
 401(k) contributions...................               -             -              31,833         76,000         (46,000)

Purchase of common shares...............               -             -           (241,564)      (251,000)            -
                                                ------------     ---------      ----------   ------------     ------------

Balance, March 3, 2002..................           2,969,405        30,000       (241,564)      (251,000)       28,829,000

Net income..............................               -             -              -              -                 -

Purchase of common shares...............               -             -             (9,400)       (33,000)            -
                                                ------------    ----------      ----------    -----------     ------------

Balance August 18, 2002.................           2,969,405    $   30,000       (250,964)    $ (284,000)      $28,829,000
                                                ============    ==========      ==========    ===========     ============


                                                                       TOTAL
                                                  ACCUMULATED      SHAREHOLDERS'
                                                    DEFICIT       EQUITY (DEFICIT)
                                                 ------------     ----------------

Balance, February 25, 2001..............         $(29,407,000)          $(578,000)

Net income..............................              602,000             602,000

Issue of treasury shares for
 401(k) contributions...................                -                  30,000

Purchase of common shares...............                -                (251,000)
                                                 ------------           ----------

Balance, March 3, 2002..................          (28,805,000)           (197,000)

Net income..............................              290,000             290,000

Purchase of common shares...............                -                 (33,000)
                                                 ------------          ----------

Balance August 18, 2002.................         $(28,515,000)         $   60,000
                                                 ============          ==========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              Morgan's Foods, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (unaudited)


                                                                           TWENTY-FOUR WEEKS ENDED
                                                                  ---------------------------------------
                                                                   AUGUST 18, 2002       AUGUST 12, 2001
                                                                  -----------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    NET INCOME................................................    $         290,000     $         370,000
    ADJUSTMENTS TO RECONCILE TO NET CASH
      PROVIDED BY OPERATING ACTIVITIES:
       DEPRECIATION AND AMORTIZATION..........................            1,550,000             1,774,000
       AMORTIZATION OF DEFERRED FINANCING COSTS...............               65,000                65,000
       AMORTIZATION OF SUPPLY AGREEMENT ADVANCES..............             (352,000)              (83,000)
       FUNDING FROM SUPPLY AGREEMENTS.........................              527,000                52,000
       LOSS ON RESTAURANT ASSETS..............................               68,000                33,000
       CHANGE IN ASSETS AND LIABILITIES:
        DECREASE IN RECEIVABLES...............................               50,000                40,000
        DECREASE IN INVENTORIES...............................               12,000                 9,000
        DECREASE (INCREASE) IN PREPAID EXPENSES...............               60,000              (104,000)
        DECREASE (INCREASE) IN OTHER ASSETS...................               11,000                (4,000)
INCREASE (DECREASE) IN ACCOUNTS PAYABLE.......................              (66,000)               71,000
        DECREASE IN ACCRUED LIABILITIES.......................             (503,000)              (22,000)
                                                                  -----------------     -----------------
    NET CASH PROVIDED BY OPERATING ACTIVITIES.................            1,712,000             2,201,000
                                                                  -----------------     -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    CAPITAL EXPENDITURES......................................           (1,324,000)             (232,000)
                                                                  -----------------     -----------------
    NET CASH USED IN INVESTING ACTIVITIES.....................           (1,324,000)             (232,000)
                                                                  -----------------     -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    PRINCIPAL PAYMENTS ON LONG-TERM DEBT......................             (946,000)           (1,016,000)
    PRINCIPAL PAYMENTS ON CAPITAL LEASE OBLIGATIONS...........              (49,000)              (44,000)
    PURCHASE OF TREASURY SHARES...............................              (33,000)              (64,000)
                                                                  -----------------     -----------------
    NET CASH USED BY FINANCING ACTIVITIES.....................           (1,028,000)           (1,124,000)
                                                                  -----------------     -----------------
    NET CHANGE IN CASH AND EQUIVALENTS........................             (640,000)              845,000
    CASH AND EQUIVALENTS, BEGINNING BALANCE...................            7,441,000             5,840,000
                                                                  -----------------     -----------------
    CASH AND EQUIVALENTS, ENDING BALANCE......................    $       6,801,000            $6,685,000
                                                                  =================     =================


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              Morgan's Foods, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               QUARTERS ENDED AUGUST 18, 2002 AND AUGUST 12, 2001
                                   (unaudited)

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

NOTE 2. INCOME PER COMMON SHARE

     Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is based on the combined weighted average number of shares outstanding, which includes the assumed exercise, or conversion of options. In computing diluted net income per common share, the Company has utilized the treasury stock method.

NOTE 3. NEW ACCOUNTING STANDARDS.

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. As specified therein, intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged are recognized as assets apart from goodwill. SFAS No. 141 is effective for all acquisitions subsequent to June 30, 2001. At the beginning of fiscal 2003, the Company reclassified amounts previously reported as acquired franchise rights into goodwill for all periods presented as the amounts do not meet the criteria in SFAS No. 141 for recognition apart from goodwill.

     In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 changes the accounting for goodwill and certain intangible assets from an amortization method to an impairment only approach. Goodwill and intangibles with indefinite lives are no longer subject to amortization, but are subject to at least an annual assessment for impairment by applying a fair value based test. The Company implemented SFAS No. 142 for its fiscal 2003 year beginning March 4, 2002. SFAS No. 142 allows up to six months from the date of adoption to perform the transitional goodwill impairment test which requires the comparison of the fair value of each reporting unit to its carrying value (using amounts measured as of the beginning of the year of adoption) to determine whether there is an indicated transitional goodwill impairment. The Company performed the transitional goodwill impairment test and determined that as of March 4, 2002 the fair value of each reporting unit was greater than its carrying value. If a reporting units fair value was below its carrying value, the Company would be required to perform the second step of the goodwill impairment test to quantify and record the goodwill impairment by the end of fiscal 2003.

                                                                   INTANGIBLE ASSETS
                          -----------------------------------------------------------------------------------------------
                                     AS OF AUGUST 18, 2002                                 AS OF MARCH 3, 2002
                                     ---------------------                                 -------------------
                             GROSS CARRYING           ACCUMULATED                  GROSS CARRYING         ACCUMULATED
                                 AMOUNT              AMORTIZATION                      AMOUNT             AMORTIZATION
                            ----------------       ----------------               ----------------      ---------------
Franchise Agreements        $      2,522,000       $       (440,000)              $      2,514,000      $      (395,000)
Goodwill                          10,763,000             (1,392,000)                    10,763,000           (1,392,000)
                            ----------------       ----------------               ----------------      ---------------
Total                       $     13,285,000       $     (1,832,000)              $     13,277,000      $    (1,787,000)
                            ================       ================               ================      ===============



     The Company's intangible asset amortization expense relating to its franchise agreements for the twenty-four weeks ended August 18, 2002 was $45,000. Intangible assets relating to franchise agreements continue to be amortized on a straight-line basis over the remaining term of each franchise agreement, all of which were originally 20 years. The estimated intangible amortization expense for each of the next five years is $125,000.

     The following table reports the comparative impact the adoption of SFAS No. 142 has on the reported results of operations.


                                                            TWELVE WEEKS ENDED                      TWENTY-FOUR WEEKS ENDED
                                                   AUG. 18, 2002        AUG. 12, 2001          AUG. 18, 2002       AUG. 12, 2001
                                                   ----------------------------------          ---------------------------------
Reported net income                                 $    148,000         $    435,000           $    290,000        $    370,000
  Add Back:  Goodwill amortization                         -                  125,000                  -                 249,000
                                                    ------------         ------------           ------------        ------------
  Adjusted net income                               $    148,000         $    560,000           $    290,000        $    619,000
                                                    ============         ============           ============        ============

Basic and diluted earnings per share:
  Reported net income                               $        .05         $        .15           $        .11        $        .13
  Goodwill amortization                                    -                      .04                  -                     .08
                                                    ------------         ------------           ------------        ------------
  Adjusted net income                               $        .05         $        .19           $        .11        $        .21
                                                    ============         ============           ============        ============



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

     SFAS No. 145 was issued in April 2002. This statement rescinds and amends several authoritative pronouncements, and makes certain technical corrections and clarifications. SFAS No. 145 requires that gains or losses from debt extinguishments that are part of recurring operations no longer be reported as extraordinary items. SFAS No. 145 also requires certain lease modifications that have economic effects similar to sale-leaseback transactions to be accounted for as sale-leasebacks. The various provisions of SFAS No. 145 have effective dates through the first quarter of fiscal year 2004. Currently effective provisions did not have a material effect on the Company's financial position or results of operations, and the Company is in the process of evaluating the impact of provisions with future effective dates.

     In June 2002, the FASB issued SFAS No. 146 Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 is effective for activity initiated after December 31, 2002. The Company is in the process of evaluating the impact of this statement on its financial statements and will adopt the provision of this statement for any exit or disposal activity that occurs in the fourth quarter of fiscal 2003 or later.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     DESCRIPTION OF BUSINESS. Morgan's Foods, Inc. operates through wholly-owned subsidiaries KFC restaurants under franchises from KFC Corporation and Taco Bell restaurants under franchises from Taco Bell Corporation. As of September 20, 2002, the Company operates 75 KFC restaurants, 7 Taco Bell restaurants, 16 KFC/Taco Bell "2n1's" under franchises from KFC Corporation and franchises or licenses from Taco Bell Corporation, 3 Taco Bell/Pizza Hut Express "2n1's" operated under franchisees from Taco Bell Corporation and licenses from Pizza Hut Corporation, 1 KFC/Pizza Hut Express "2n1" operated under a franchise from KFC Corporation and a license from Pizza Hut Corporation and 1 KFC/A&W operated under a franchise from KFC Corporation and a license from A&W Restaurants, Inc. The Company's fiscal year is a 52 - 53 week year ending on the Sunday nearest the last day of February.

      SUMMARY OF EXPENSES AND OPERATING INCOME AS A PERCENTAGE OF REVENUES


                                                               QUARTER ENDED                        TWENTY-FOUR WEEKS ENDED
                                                     -------------------------------------     ---------------------------------
                                                     AUG. 18, 2002       AUG. 12, 2001         AUG. 18, 2002       AUG. 12, 2001
                                                     -------------       -------------         -------------       -------------
Cost of sales:
  Food, paper and beverage.............................     31.2%               30.4%                 30.9%               30.7%
  Labor and benefits...................................     26.5%               25.8%                 26.9%               26.1%
Restaurant operating expenses..........................     25.2%               25.7%                 25.0%               25.5%
Depreciation and amortization..........................      3.9%                4.5%                  3.9%                4.6%
General and administrative expenses....................      6.8%                5.6%                  6.9%                6.0%
Operating income.......................................      6.1%                8.0%                  6.3%                7.0%


     REVENUES. Revenues for the quarter ended August 18, 2002 were $20,348,000 compared to $19,939,000 for the quarter ended August 12, 2001. This increase of $409,000 was due mainly to a 1.9% increase in comparable restaurant revenues. The increase in comparable restaurant revenues was primarily the result of effective product promotions by the franchisors during the quarter. Revenues for the twenty-four weeks ended August 18, 2002 were $39,507,000 compared to $38,546,000 for the twenty-four weeks ended August 12, 2001. This increase was primarily due to a 2.3% increase in comparable restaurant revenues for the reason discussed above.

     COSTS OF SALES - FOOD, PAPER AND BEVERAGES. Food, paper and beverage costs for the second quarter increased as a percentage of revenue from 30.4% in fiscal 2002 to 31.2% in fiscal 2003. This increase was primarily the result of product promotions during the second quarter of fiscal 2003 having a higher food cost than those which were promoted during the second quarter of fiscal 2002. These increases in food, paper and beverage cost percentages were partially offset by the effect of higher average restaurant volumes and the amortization of a new supply agreement advance as a reduction of food, paper and beverage cost of sales. Food, paper and beverage costs for the twenty-four weeks ended August 18, 2002 increased to 30.9% of revenue compared to 30.7% in the year earlier period for the reasons discussed above.

     COST OF SALES - LABOR AND BENEFITS. Labor and benefits increased as a percentage of revenue for the quarter ended August 18, 2002 to 26.5% compared to 25.8% for the year earlier quarter. The increase was primarily due to higher workers compensation costs and higher wages due to an increasingly competitive labor market in the Company's market areas. Labor and benefits for the twenty-four weeks ended August 18, 2002 increased as a percentage of revenue to 26.9% from 26.1% in the year earlier period for the reasons discussed above.

     RESTAURANT OPERATING EXPENSES. Restaurant operating expenses decreased as a percentage of revenue to 25.2% in the second quarter of fiscal 2003 compared to 25.7% in the second quarter of fiscal 2002. This improvement was the result of higher average restaurant volumes and the removal of home delivery services from the remaining restaurants which offered it, which decreased advertising expense. Restaurant operating expenses for the twenty-four weeks ended August 18, 2002 decreased to 25.0% of revenue compared to 25.5% in the prior year period for the reasons discussed above.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased to $786,000 in the current year second quarter from $887,000 in the prior year second quarter. This decrease was due to the implementation of SFAS No. 142 whereby goodwill is no longer amortized. Depreciation and amortization for the twenty-four weeks ended August 18, 2002 decreased to $1,550,000 from $1,774,000 for the year earlier period for the reason discussed above.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $1,391,000 in the second quarter of fiscal 2003 from $1,113,000 in the second quarter of fiscal 2002. The increase of $278,000 was mainly the result of increased accounting and legal costs, increased training expenses, increased workers compensation and medical costs and current year salary increases as well as other minor fluctuations. The increased accounting and legal costs were due to assessments paid to the KFC Franchisee legal fund and the acceleration, compared to the prior year, of the timing of tax and employee benefit plan work performed by the Company's advisors. General and administrative expenses for the twenty-four weeks ended August 18, 2002 increased to $2,706,000 from $2,307,000 in the prior year period. The increase of $399,000 was due to the reasons discussed above.

     LOSS ON RESTAURANT ASSETS. The loss on restaurant assets increased from $25,000 in the second quarter of fiscal 2002 to $58,000 in the second quarter of fiscal 2003 as a result of an increase in the reserve for the costs necessary to dispose of previously closed restaurants. The loss on restaurant assets for the twenty-four weeks ended August 18, 2002 increased to $68,000 from $31,000 in the year earlier period for the reason discussed above.

     OPERATING INCOME. Operating income in the second quarter of fiscal 2003 decreased to $1,239,000 or 6.1% of revenues compared to $1,591,000 or 8.0% of revenues for the second quarter of fiscal 2002. Operating income for the twenty-four weeks ended August 18, 2002 decreased to $2,484,000 or 6.3% of revenues compared to $2,693,000 or 7.0% of revenues for the year earlier period. These decreases were primarily the result of higher food cost product promotions, increased workers compensation and medical expenses, increased legal and professional expenses and increased labor costs which were partially offset by slightly higher revenue in the current year and the implementation of SFAS No. 142 whereby goodwill is no longer amortized.

     INTEREST EXPENSE. Interest expense on bank debt decreased to $1,114,000 in the second quarter of fiscal 2003 from $1,158,000 in the second quarter of fiscal 2002 due to lower debt balances during the fiscal 2003 quarter. Interest expense on bank debt for the twenty-four weeks ended August 18, 2002 decreased to $2,255,000 from $2,369,000 for the year earlier period for the reason discussed above. Interest expense on capitalized leases was substantially unchanged from the prior year second quarter and prior year twenty-four weeks.

     OTHER INCOME. Other income was substantially unchanged in the second quarter and first twenty-four weeks of fiscal 2003 compared to the comparable periods in 2002.

     PROVISION FOR INCOME TAXES. The provision for income taxes was substantially unchanged in the second quarter and first twenty-four weeks of fiscal 2003 compared to the comparable periods in 2002. The low effective tax rates result from tax net operating loss carryforwards.

     LIQUIDITY AND CAPITAL RESOURCES. Cash flow activity for the twenty-four weeks of fiscal 2003 and fiscal 2002 is presented in the Consolidated Statements of Cash Flows. Cash provided by operating activities was $1,712,000 for the twenty-four weeks ended August 18, 2002. The Company paid scheduled long-term bank and capitalized lease debt of $995,000 in the first twenty-four weeks of fiscal 2003.

     The quick service operations of the Company have historically provided sufficient cash flow to service the Company's debt, refurbish and upgrade restaurant properties and cover administrative overhead. Management believes that operating cash flow will provide sufficient capital to continue to operate and maintain its restaurants, service the Company's debt and support required corporate expenses.

     Certain of the Company's debt arrangements require the maintenance of a consolidated fixed charge coverage ratio of 1.2 to 1 regarding all of its mortgage loans and individual restaurant coverage ratios on certain of its loans as measured at each of the Company's fiscal year ends. At March 3, 2002, the Company was in compliance with the consolidated ratio of 1.2 to 1.0 applicable to all of its loans. The Company was not in compliance with the 1.4 to 1.0 unit level ratio on certain of its restaurants. The Company obtained a waiver of these violations covering the interim periods of fiscal 2003 from the applicable lender and expects to be in compliance with the minimum coverage ratios and other terms and conditions of the agreements by the end of fiscal 2003 or to obtain amendments or waiver of any covenants.

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



                                               Morgan's Foods, Inc.
                                         --------------------------------
                                                 (Registrant)



Dated: October 2, 2002                   By: /s/ Kenneth L. Hignett
       ---------------                       ----------------------------------
                                             Kenneth L. Hignett
                                             Senior Vice President,
                                             Chief Financial Officer & Secretary

                                 CERTIFICATIONS

I, Leonard R. Stein-Sapir, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Morgan's Foods, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

Date: October 2, 2002
                                                 /s/ Leonard R. Stein-Sapir
                                                 -------------------------------
                                                     Leonard R. Stein-Sapir
                                                     Chairman of the Board,
                                                     Chief Executive Officer






I, Kenneth L. Hignett, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Morgan's Foods, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

Date: October 2, 2002
                                                     /s/ Kenneth L. Hignett
                                                     ---------------------------
                                                         Kenneth L. Hignett,
                                                         Senior Vice President,
                                                         Chief Financial Officer
                                                           & Secretary