Form 10-Q
period 2002-11-10
MORGANS FOODS INC
filed 2002-12-23
CIK 68145

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the period ended                       November 10, 2002
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

                             Yes ...X... No .......

      As of December 20, 2002, the issuer had 2,718,441 shares of common stock outstanding.

                          PART I FINANCIAL INFORMATION

      Item 1. Financial Statements.

                              Morgan's Foods, Inc.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (unaudited)
--------------------------------------------------------------------------------

                                                 QUARTER  ENDED
                                       ---------------------------------------
                                       NOVEMBER 10, 2002      NOVEMBER 4, 2001
                                       -----------------      ----------------
Revenues ..........................      $ 19,617,000           $ 20,418,000

Cost of sales:

 Food, paper and beverage .........         6,245,000              6,134,000
 Labor and benefits ...............         5,190,000              5,107,000
Restaurant operating expenses .....         5,055,000              5,284,000
Depreciation and amortization .....           811,000                893,000
General and administrative expenses         1,348,000              1,210,000
Loss on restaurant assets .........           125,000                 81,000
                                         ------------           ------------
Operating income ..................           843,000              1,709,000
Interest Expense:
 Bank Debt and Notes Payable ......        (1,136,000)            (1,157,000)
 Capital Leases ...................           (14,000)               (16,000)
Other income and expense, net .....            24,000                 25,000
                                         ------------           ------------
Income (loss) before income taxes .          (283,000)               561,000
Provision for income taxes ........             1,000                  9,000
                                         ------------           ------------
Net income (loss) .................      $   (284,000)          $    552,000
                                         ============           ============
Basic and diluted net income (loss)
 Per common share .................      $       (.10)          $        .20
                                         ============           ============
Basic weighted average number of
 shares outstanding ...............         2,718,441              2,795,524
Diluted weighted average number of
 Shares outstanding ...............         2,718,441              2,797,635


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

      Item 1. Financial Statements.

                              Morgan's Foods, Inc.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (unaudited)
--------------------------------------------------------------------------------

                                               THIRTY-SIX WEEKS ENDED
                                       ---------------------------------------
                                       NOVEMBER 10, 2002      NOVEMBER 4, 2001
                                       -----------------      ----------------
Revenues ..........................      $ 59,124,000           $ 58,964,000

Cost of sales:
 Food, paper and beverage .........        18,432,000             17,982,000
 Labor and benefits ...............        15,811,000             15,162,000
Restaurant operating expenses .....        14,946,000             15,122,000
Depreciation and amortization .....         2,361,000              2,667,000
General and administrative expenses         4,054,000              3,517,000
Loss on restaurant assets .........           193,000                112,000
                                         ------------           ------------
Operating income ..................         3,327,000              4,402,000
Interest Expense:
 Bank debt and notes payable ......        (3,391,000)            (3,526,000)
 Capital leases ...................           (42,000)               (49,000)
Other income and expense, net .....           118,000                105,000
                                         ------------           ------------
Income before income taxes ........            12,000                932,000
Provision for income taxes ........             6,000                 10,000
                                         ------------           ------------
Net income ........................      $      6,000           $    922,000
                                         ============           ============
Basic and diluted net income
 per common share .................      $       --             $        .32
                                         ============           ============
Basic weighted average number of
 shares outstanding ...............         2,720,926              2,882,442
Diluted weighted average number of
 shares outstanding ...............         2,731,158              2,883,776


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              MORGAN'S FOODS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

--------------------------------------------------------------------------------


                                                         NOVEMBER 10, 2002          MARCH 3, 2002
                                                         -----------------          -------------
ASSETS
 Current assets:
  Cash and equivalents................................    $      5,742,000        $       7,441,000
  Receivables.........................................             118,000                  232,000
  Inventories.........................................             549,000                  520,000
  Prepaid expenses....................................             723,000                  301,000
                                                          ----------------        -----------------
                                                                 7,132,000                8,494,000
 Property and equipment:
  Land................................................          11,001,000               10,801,000
  Buildings and improvements..........................          18,653,000               17,949,000
  Property under capital leases.......................           1,006,000                1,006,000
  Leasehold improvements..............................           7,476,000                7,483,000
  Equipment, furniture and fixtures...................          18,540,000               18,105,000
  Construction in progress............................             333,000                  108,000
                                                          ----------------        -----------------
                                                                57,009,000               55,452,000
  Less accumulated depreciation and amortization......          19,316,000               17,304,000
                                                          ----------------        -----------------
                                                                37,693,000               38,148,000
 Other assets.........................................           1,341,000                1,521,000
 Franchise agreements.................................           2,081,000                2,119,000
 Deferred taxes.......................................             600,000                  600,000
 Goodwill.............................................           9,371,000                9,371,000
                                                          ----------------        -----------------
                                                          $     58,218,000        $      60,253,000
                                                          ================        =================
LIABILITIES AND SHAREHOLDERS' DEFICIENCY
 Current liabilities:
    Current maturities of long-term debt..............    $      2,544,000        $       2,331,000
    Current maturities of capital lease obligations ..             113,000                  105,000
    Accounts payable..................................           3,588,000                3,761,000
    Accrued liabilities...............................           3,316,000                3,609,000
                                                          ----------------        -----------------
                                                                 9,561,000                9,806,000
  Long-term debt .....................................          46,806,000               48,563,000
  Long-term capital lease obligations ................             463,000                  544,000
  Other long-term liabilities ........................           1,612,000                1,537,000

Shareholders' deficiency
Preferred shares, 1,000,000 shares authorized,
  no shares outstanding
Common stock
 Authorized shares - 25,000,000
 Issued shares - 2,969,405............................              30,000                   30,000
 Treasury stock  -
  250,964 and 241,564 shares, respectively............            (284,000)                (251,000)
Capital in excess of stated value.....................          28,829,000               28,829,000
Accumulated deficiency................................         (28,799,000)             (28,805,000)
                                                          ----------------        -----------------
Total shareholders' deficiency........................            (224,000)                (197,000)
                                                          ----------------        -----------------
                                                          $     58,218,000        $      60,253,000
                                                          ================        =================


                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              Morgan's Foods, Inc.

               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIENCY

                                   (unaudited)


                                      COMMON SHARES             TREASURY SHARES         CAPITAL IN                         TOTAL
                                ------------------------    -----------------------     EXCESS OF      ACCUMULATED     SHAREHOLDERS'
                                  SHARES       AMOUNT        SHARES       AMOUNT       STATED VALUE     DEFICIENCY      DEFICIENCY
                                ---------   ------------    -------    ------------    ------------    ------------    ------------
Balance, February 25, 2001 .    2,969,405   $     30,000    (31,833)   $    (76,000)   $ 28,875,000    $(29,407,000)   $   (578,000)

Net income .................         --             --         --              --              --           602,000         602,000

Issue of treasury shares for
 401(k) contributions ......         --             --       31,833          76,000         (46,000)           --            30,000

Purchase of common shares ..         --             --     (241,564)       (251,000)           --              --          (251,000)
                                ---------   ------------   --------    ------------    ------------    ------------    ------------

Balance, March 3, 2002 .....    2,969,405         30,000   (241,564)       (251,000)     28,829,000     (28,805,000)       (197,000)

Net income .................         --             --         --              --              --             6,000           6,000

Purchase of common shares ..         --             --       (9,400)        (33,000)           --              --           (33,000)
                                ---------   ------------   --------    ------------    ------------    ------------    ------------

Balance November 10, 2002 ..    2,969,405   $     30,000   (250,964)   $   (284,000)   $ 28,829,000    $(28,799,000)   $   (224,000)
                                =========   ============   ========    ============    ============    ============    ============


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              Morgan's Foods, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (unaudited)


                                                             THIRTY-SIX WEEKS ENDED
                                                      -------------------------------------
                                                      NOVEMBER 10, 2002    NOVEMBER 4, 2001
                                                      -----------------    ----------------
Cash flows from operating activities:
    Net income ....................................      $     6,000         $   922,000
    Adjustments to reconcile to net cash
      provided by operating activities:
       Depreciation and amortization ..............        2,361,000           2,667,000
       Amortization of deferred financing costs ...           97,000              98,000
       Amortization of supply agreement advances ..         (499,000)           (124,000)
       Funding from supply agreements .............          664,000              52,000
       Loss on restaurant assets ..................          193,000             112,000
       Change in assets and liabilities:
        Decrease in receivables ...................          114,000              29,000
        Increase in inventories ...................          (29,000)            (33,000)
        Increase in prepaid expenses ..............         (422,000)           (124,000)
        Decrease (increase) in other assets .......           43,000             (16,000)
        Increase (decrease) in accounts payable ...         (173,000)             91,000
        Decrease in accrued liabilities ...........         (555,000)           (286,000)
                                                         -----------         -----------
    Net cash provided by operating activities .....        1,800,000           3,388,000
                                                         -----------         -----------
Cash flows from investing activities:
    Capital expenditures ..........................       (1,849,000)           (583,000)
    Purchase of franchise agreements ..............             --               (10,000)
                                                         -----------         -----------
    Net cash used in investing activities .........       (1,849,000)           (593,000)
                                                         -----------         -----------
Cash flows from financing activities:
    Proceeds from issuance of long-term debt
     Net of financing costs .......................             --                36,000
    Principal payments on long-term debt ..........       (1,544,000)         (1,536,000)
    Principal payments on capital lease obligations          (73,000)            (66,000)
    Purchase of treasury shares ...................          (33,000)           (171,000)
                                                         -----------         -----------
    Net cash used by financing activities .........       (1,650,000)         (1,737,000)
                                                         -----------         -----------
    Net change in cash and equivalents ............       (1,699,000)          1,058,000
    Cash and equivalents, beginning balance .......        7,441,000           5,840,000
                                                         -----------         -----------
    Cash and equivalents, ending balance ..........      $ 5,742,000         $ 6,898,000
                                                         ===========         ===========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              Morgan's Foods, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              QUARTERS ENDED NOVEMBER 10, 2002 AND NOVEMBER 4, 2001
                                   (unaudited)


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

NOTE 3. NEW ACCOUNTING STANDARDS.

      In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. As specified therein, intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged are recognized as assets apart from goodwill. SFAS No. 141 is effective for all acquisitions subsequent to June 30, 2001. At the beginning of fiscal 2003, the Company reclassified amounts previously reported as acquired franchise rights into goodwill for all periods presented as the amounts do not meet the criteria set forth in SFAS No. 141 for recognition apart from goodwill.

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

                                                              INTANGIBLE ASSETS
                           -----------------------------------------------------------------------------------
                                  As of November 10, 2002                        As of March 3, 2002
                           ---------------------------------------       -------------------------------------
                            Gross Carrying           Accumulated          Gross Carrying          Accumulated
                                Amount              Amortization              Amount             Amortization
                           ----------------       ----------------       ----------------      ---------------
Franchise Agreements       $      2,551,000       $       (470,000)      $      2,514,000      $      (395,000)
Goodwill                         10,763,000             (1,392,000)            10,763,000           (1,392,000)
                           ----------------       ----------------       ----------------      ---------------
Total                      $     13,314,000       $     (1,862,000)      $     13,277,000      $    (1,787,000)
                           ================       ================       ================      ===============


      The Company's intangible asset amortization expense relating to its franchise agreements for the thirty-six weeks ended November 10, 2002 was $78,000. Intangible assets relating to franchise agreements continue to be amortized on a straight-line basis over the remaining term of each franchise agreement, all of which were originally 20 years. The estimated intangible amortization expense for each of the next five years is $125,000.

      The following table reports the comparative impact of the adoption of SFAS No. 142 on the reported results of operations.

                                                    Quarter Ended               Thirty-Six Weeks Ended
                                          Nov. 10, 2002      Nov. 4, 2001    Nov. 10, 2002    Nov. 4, 2001
                                          -------------      ------------    -------------    -------------
Reported net income (loss) ..........      $  (284,000)      $   552,000        $6,000        $     922,000
  Add Back:  Goodwill amortization ..               --           124,000            --              373,000
                                           -----------       -----------        ------        -------------
  Adjusted net income (loss) ........      $  (284,000)      $   676,000        $6,000        $   1,295,000
                                           ===========       ===========        ======        =============

Basic and diluted earnings per share:

  Reported net income (loss) ........      $      (.10)      $       .20        $   --        $         .32
  Goodwill amortization .............               --               .04            --                  .13
                                           -----------       -----------        ------        -------------
  Adjusted net income (loss) ........      $      (.10)      $       .24        $   --        $         .45
                                           ===========       ===========        ======        =============


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

      SFAS No. 145 which was issued in April 2002 rescinds and amends several authoritative pronouncements, and makes certain technical corrections and clarifications. SFAS No. 145 requires that gains or losses from debt extinguishments that are part of recurring operations no longer be reported as extraordinary items. SFAS No. 145 also requires certain lease modifications that have economic effects similar to sale-leaseback transactions to be accounted for as sale-leasebacks. The various provisions of SFAS No. 145 have effective dates through the first quarter of fiscal year 2004. Currently effective provisions did not have a material effect on the Company's financial position or results of operations, and the Company is in the process of evaluating the impact of provisions with future effective dates.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      Description of Business. Morgan's Foods, Inc. operates through wholly-owned subsidiaries KFC restaurants under franchises from KFC Corporation and Taco Bell restaurants under franchises from Taco Bell Corporation. As of December 20, 2002, the Company operates 75 KFC restaurants, 7 Taco Bell restaurants, 16 KFC/Taco Bell "2n1's" under franchises from KFC Corporation and franchises or licenses from Taco Bell Corporation, 3 Taco Bell/Pizza Hut Express "2n1's" operated under franchises from Taco Bell Corporation and licenses from Pizza Hut Corporation, 1 KFC/Pizza Hut Express "2n1" operated under a franchise from KFC Corporation and a license from Pizza Hut Corporation and 1 KFC/A&W operated under a franchise from KFC Corporation and a license from A&W Restaurants, Inc. The Company's fiscal year is a 52 - 53 week year ending on the Sunday nearest the last day of February.

      SUMMARY OF EXPENSES AND OPERATING INCOME AS A PERCENTAGE OF REVENUES

                                                         QUARTER ENDED                        THIRTY-SIX WEEKS ENDED
                                               --------------------------------          --------------------------------
                                               NOV. 10, 2002       NOV. 4, 2001          NOV. 10, 2002       NOV. 4, 2001
                                               -------------       ------------          -------------       ------------
Cost of sales:
  Food, paper and beverage...............         31.8%               30.0%                 31.2%               30.5%
  Labor and benefits.....................         26.5%               25.0%                 26.7%               25.7%
Restaurant operating expenses............         25.8%               25.9%                 25.3%               25.7%
Depreciation and amortization............          4.1%                4.4%                  4.0%                4.5%
General and administrative expenses......          6.9%                5.9%                  6.9%                6.0%
Operating income.........................          4.3%                8.4%                  5.6%                7.5%

      Revenues. Revenues for the quarter ended November 10, 2002 were $19,617,000 compared to $20,418,000 for the quarter ended November 4, 2001. This decrease of $801,000 was due mainly to a 4.6% decrease in comparable restaurant revenues. The decrease in comparable restaurant revenues was primarily the result of ineffective product promotions by the franchisors during the quarter. Revenues for the thirty-six weeks ended November 10, 2002 were $59,124,000 compared to $58,964,000 for the thirty-six weeks ended November 4, 2001. This increase of $160,000 was primarily due to the image enhancement of two locations and the addition of the A&W concept to a KFC restaurant which was offset by the Company's removal of the Taco Bell concept from 2 KFC restaurants and a .1% decrease in comparable restaurant revenues.

      Costs of Sales - Food, Paper and Beverages. Food, paper and beverage costs for the third quarter increased as a percentage of revenue from 30.0% in fiscal 2002 to 31.8% in fiscal 2003. This increase was primarily the result of product promotions during the third quarter of fiscal 2003 having a higher food cost than those which were promoted during the third quarter of fiscal 2002. These increases in food, paper and beverage cost percentages were partially offset by the effect of the amortization of a new supply agreement advance as a reduction of food, paper and beverage cost of sales. Food, paper and beverage costs for the thirty-six weeks ended November 10, 2002 increased to 31.2% of revenue compared to 30.5% in the year earlier period for the reasons discussed above.

      Cost of Sales - Labor and Benefits. Labor and benefits increased as a percentage of revenue for the quarter ended November 10, 2002 to 26.5% compared to 25.0% for the year earlier quarter. The increase was primarily due to higher workers compensation costs and higher wages due to an increasingly competitive labor market in the Company's market areas as well as lower average restaurant volumes in the current year quarter. Labor and benefits for the thirty-six weeks ended November 10, 2002 increased as a percentage of revenue to 26.7% from 25.7% in the year earlier period primarily due to higher workers compensation costs and higher wages due to an increasingly competitive labor market in the Company's market areas.

      Restaurant Operating Expenses. Restaurant operating expenses decreased as a percentage of revenue to 25.8% in the third quarter of fiscal 2003 compared to 25.9% in the third quarter of fiscal 2002. This improvement was the result of lower utility costs and the removal of home delivery services from the remaining restaurants which offered it. Restaurant operating expenses for the thirty-six weeks ended November 10, 2002 decreased to 25.3% of revenue compared to 25.7% in the prior year period for the reason discussed above.

      Depreciation and Amortization. Depreciation and amortization decreased to $811,000 in the current year third quarter from $893,000 in the prior year third quarter. This decrease was due to the implementation of SFAS No. 142 whereby goodwill is no longer amortized. Depreciation and amortization for the thirty-six weeks ended November 10, 2002 decreased to $2,361,000 from $2,667,000 for the year earlier period for the reason discussed above.

      General and Administrative Expenses. General and administrative expenses increased to $1,348,000 in the third quarter of fiscal 2003 from $1,210,000 in the third quarter of fiscal 2002. The increase of $138,000 was mainly the result of increased workers compensation and medical costs, increased insurance costs, increased employee placement costs and current year salary increases as well as other minor fluctuations. General and administrative expenses for the thirty-six weeks ended November 10, 2002 increased to $4,054,000 from $3,517,000 in the prior year period. The increase of $537,000 was due to the reasons discussed above.

      Loss on Restaurant Assets. The loss on restaurant assets increased from $81,000 in the third quarter of fiscal 2002 to $125,000 in the third quarter of fiscal 2003 as a result of an increase in the reserve for the costs necessary to dispose of previously closed restaurants in the current year quarter. The loss on restaurant assets for the thirty-six weeks ended November 10, 2002 increased to $193,000 from $112,000 in the year earlier period for the reason discussed above.

      Operating Income. Operating income in the third quarter of fiscal 2003 decreased to $843,000 or 4.3% of revenues compared to $1,709,000 or 8.4% of revenues for the third quarter of fiscal 2002. Operating income for the thirty-six weeks ended November 10, 2002 decreased to $3,327,000 or 5.6% of revenues compared to $4,402,000 or 7.5% of revenues for the year earlier period. These decreases were primarily the result of higher food cost product promotions, increased workers compensation and medical expenses, increased insurance costs, increased employee placement costs and increased labor costs which were partially offset by the implementation of SFAS No. 142 whereby goodwill is no longer amortized.

      Interest Expense. Interest expense on bank debt decreased to $1,136,000 in the third quarter of fiscal 2003 from $1,157,000 in the third quarter of fiscal 2002 due to lower debt balances during the fiscal 2003 quarter. Interest expense on bank debt for the thirty-six weeks ended November 10, 2002 decreased to $3,391,000 from $3,526,000 for the year earlier period for the reason discussed above. Interest expense on capitalized leases was substantially unchanged from the prior year third quarter and prior year thirty-six weeks.

      Other Income. Other income was substantially unchanged in the third quarter and first thirty-six weeks of fiscal 2003 compared to the comparable periods in 2002.


      Provision for Income Taxes. The provision for income taxes was substantially unchanged in the third quarter and first thirty-six weeks of fiscal 2003 compared to the comparable periods in 2002. The low effective tax rates result from tax net operating loss carryforwards.

      Liquidity and Capital Resources. Cash flow activity for the thirty-six weeks of fiscal 2003 and fiscal 2002 is presented in the Consolidated Statements of Cash Flows. Cash provided by operating activities was $1,800,000 for the thirty-six weeks ended November 10, 2002. The Company paid scheduled long-term bank and capitalized lease debt of $1,617,000 in the first thirty-six weeks of fiscal 2003.

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

      Certain of the Company's debt arrangements require the maintenance of a consolidated fixed charge coverage ratio of 1.2 to 1 regarding all of its mortgage loans and individual restaurant coverage ratios on certain of its loans as measured at each of the Company's fiscal year ends. At March 3, 2002, the Company was in compliance with the consolidated ratio of 1.2 to 1.0 applicable to all of its loans. The Company was not in compliance with the 1.4 to 1.0 unit level ratio on certain of its restaurants. The Company obtained a waiver of these violations covering the interim periods of fiscal 2003 from the applicable lender. Compliance is measured annually and if the Company is not in compliance with the minimum coverage ratios and other terms and conditions of the agreements by the end of fiscal 2003 it expects to be able to obtain amendments or waivers of any covenants which are not met. In the past, the Company has been required to pay a fee to obtain a waiver and may be required to do so in the future.

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

ITEM 4. CONTROLS AND PROCEDURES.

      The Company's management is responsible for the preparation, integrity and objectivity of the consolidated financial statements and other information presented in this report. The financial statements of the Company have been prepared in accordance with generally accepted accounting principles and reflect certain estimates and adjustments by management. The Company's management maintains a system of internal accounting controls and disclosure controls and procedures which management believes provide reasonable assurance that transactions are properly recorded and the Company's assets are protected from loss or unauthorized use.

      The integrity of the accounting and disclosure systems are based on written policies and procedures, the careful selection and training of qualified financial personnel and direct management review. The Company's disclosure control systems and procedures are designed to ensure timely collection and evaluation of information subject to disclosure, to ensure the selection of appropriate accounting policies, and to ensure compliance with the Company's accounting policies and procedures. The Audit Committee is composed solely of independent directors and meets periodically with the independent auditors and management to discuss accounting and financial reporting matters. The independent auditors have direct and private access to the Audit Committee.

      In November 2002, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures are effective. No significant changes were made in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies or material weaknesses.

                              MORGAN'S FOODS, INC.
                                INDEX TO EXHIBITS

Exhibit

Number      Exhibit Description
------      -------------------
99.1        Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of
            2002 Leonard R. Stein-Sapir, Chairman of the Board and Chief
            Executive Officer

99.2        Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of
            2002 Kenneth L. Hignett, Senior Vice President, Chief Financial
            Officer and Secretary

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


Dated: December 23, 2002                By: /s/ Kenneth L. Hignett
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

Date: December 23, 2002
                                               /s/ Leonard R. Stein-Sapir
                                               ---------------------------------
                                                   Leonard R. Stein-Sapir
                                                   Chairman of the Board,
                                                   Chief Executive Officer


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

Date: December 23, 2002
                                               /s/ Kenneth L. Hignett
                                               ---------------------------------
                                                   Kenneth L. Hignett,
                                                   Senior Vice President,
                                                   Chief Financial Officer &
                                                   Secretary