Form 10-K
period 2003-03-02
MORGANS FOODS INC
filed 2003-06-02
CIK 68145

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                 Annual Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For the fiscal year ended March 2, 2003      Commission file number 1-08395

                              MORGAN'S FOODS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Ohio                                          34-0562210
-----------------------------------               -----------------------------
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Act). Yes     No [X]

         As of August 18, 2002, the aggregate market value of the common stock held by nonaffiliates of the Registrant was $4,352,741.

         As of May 14, 2003, the Registrant had 2,718,441 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III incorporates by reference certain information from the definitive Proxy Statement to security holders for the 2003 annual meeting, to be filed with the Securities and Exchange Commission on or before June 20, 2003.

                              MORGAN'S FOODS, INC.

                                     PART I

ITEM 1.  BUSINESS.

         GENERAL. Morgan's Foods, Inc. ("the Company") operates through wholly-owned subsidiaries KFC restaurants under franchises from KFC Corporation, Taco Bell restaurants under franchises from Taco Bell Corporation, Pizza Hut Express restaurants under licenses from Pizza Hut Corporation and an A&W restaurant under a license from A&W Restaurants, Inc. As of May 30, 2003, the Company operates 75 KFC restaurants, 7 Taco Bell restaurants, 16 KFC/Taco Bell "2n1's" under franchises from KFC Corporation and franchises or licenses from Taco Bell Corporation, 3 Taco Bell/Pizza Hut Express "2n1's" under franchises from Taco Bell Corporation and licenses from Pizza Hut Corporation, 1 KFC/Pizza Hut Express "2n1" under a franchise from KFC Corporation and a license from Pizza Hut Corporation and 1 KFC/A&W "2n1" operated under a franchise from KFC Corporation and a license from A&W Restaurants, Inc. The Company formerly operated six East Side Mario's restaurants, a business segment which the Company had previously chosen to discontinue (see Note 2 to the consolidated financial statements). The Company's fiscal year is a 52 - 53 week year ending on the Sunday nearest the last day of February.

         RESTAURANT OPERATIONS. The Company's KFC restaurants prepare and sell the distinctive KFC branded chicken products along with related food items. All containers and packages bear KFC trademarks. The Company's Taco Bell restaurants prepare and sell a full menu of quick service Mexican food items using the appropriate Taco Bell containers and packages. The KFC/Taco Bell "2n1" restaurants operated under franchise agreements from KFC Corporation and license agreements from Taco Bell Corporation prepare and sell a limited menu of Taco Bell items as well as the full KFC menu while those operated under franchise agreements from both KFC Corporation and Taco Bell Corporation offer a full menu of both KFC and Taco Bell items. The Taco Bell/Pizza Hut Express "2n1" restaurants prepare and sell a full menu of Taco Bell items and a limited menu of Pizza Hut items. The KFC/Pizza Hut Express "2n1" restaurant prepares and sells a full menu of KFC items and a limited menu of Pizza Hut items. The KFC/A&W "2n1" sells a limited menu of A&W items and a full menu of KFC items. The East Side Mario's restaurants were full service, mid-priced, casual family restaurants inspired by New York City's famous "Little Italy" district of the 1950's.

         Of the 103 KFC, Taco Bell and "2n1" restaurants operated by the Company as of May 30, 2003, 16 are located in Ohio, 60 in Pennsylvania, 16 in Missouri, 2 in Illinois, 7 in West Virginia and 2 in New York. The Company was one of the first KFC Corporation franchisees and has operated in excess of 20 KFC franchises for more than 25 years. Operations relating to these units are seasonal to a certain extent, with higher sales generally occurring in the summer months.

         FRANCHISE AGREEMENTS. All of the Company's KFC and Taco Bell restaurants are operated under franchise agreements with KFC Corporation and Taco Bell Corporation, respectively. The Company's KFC/Taco Bell "2n1" restaurants are operated under franchises from KFC Corporation and either franchises or licenses from Taco Bell Corporation. The Taco Bell/Pizza Hut Express "2n1's" are operated under franchises from Taco Bell Corporation and licenses from Pizza Hut Corporation. The KFC/Pizza Hut Express "2n1" restaurant is operated under a franchise from KFC Corporation and a license from Pizza Hut Corporation. The KFC/A&W "2n1" is operated under a franchise from KFC Corporation and a license from A&W Restaurants,

                              MORGAN'S FOODS, INC.

Inc. The Company considers retention of these agreements to be important to the success of its restaurant business and believes that its relationships with KFC Corporation, Taco Bell Corporation, Pizza Hut Corporation and A&W Restaurants, Inc. are satisfactory. For KFC products, the Company is required to pay royalties of 4% of gross revenues and to expend an additional 5.5% of gross revenues on national and local advertising pursuant to its franchise agreements. For Taco Bell products in KFC/Taco Bell "2n1" restaurants operated under license agreements from Taco Bell Corporation and franchise agreements from KFC Corporation the Company is required to pay royalties of 10% of Taco Bell gross revenues and to make advertising fund contributions of 1/2% of Taco Bell gross revenues. For Taco Bell product sales in restaurants operated under Taco Bell franchises the Company is required to pay royalties of 5.5% of gross revenues and to expend an additional 4.5% of gross revenues on national and local advertising. For Pizza Hut products in "2n1" restaurants the Company is required to pay royalties of 5.5% of Pizza Hut gross revenues and to expend an additional 4.5% of Pizza Hut gross revenues on national and local advertising. For A&W products in "2n1" restaurants the Company is required to pay royalties of 7% of A&W gross revenues and to expend an additional 4% of A&W gross revenues on national and local advertising.

         In May 1997, the Company renewed substantially all of its existing franchise agreements for twenty years. New 20 year franchise agreements were obtained for all 54 restaurants acquired in July 1999. Subject to satisfying KFC and Taco Bell requirements for restaurant image and other matters, franchise agreements are renewable at the Company's option for successive ten year periods. The franchise and license agreements provide that each KFC, Taco Bell and Pizza Hut Express unit is to be inspected by KFC Corporation, Taco Bell Corporation, Pizza Hut Corporation and A&W Restaurants, Inc., respectively, approximately three or four times per year. These inspections cover product preparation and quality, customer service, restaurant appearance and operation.

         COMPETITION. The quick service restaurant business is highly competitive. Each of the Company's KFC, Taco Bell and "2n1" restaurants competes directly or indirectly with a large number of national and regional restaurant operations, as well as with locally owned restaurants, drive-ins, diners and numerous other establishments which offer low- and medium-priced chicken, Mexican food, pizza, hamburgers and hot dogs to the public.

         The Company's KFC, Taco Bell and "2n1" restaurants rely on innovative marketing techniques and promotions to compete with other restaurants in the areas in which they are located. The Company's competitive position is also enhanced by the national advertising programs sponsored by KFC Corporation, Taco Bell Corporation, Pizza Hut Corporation, A&W Restaurants, Inc. and their franchisees. Emphasis is placed by the Company on its control systems and the training of personnel to maintain high food quality and good service. The Company believes that its KFC, Taco Bell and "2n1" restaurants are competitive with other quick service restaurants on the basis of the important competitive factors in the restaurant business which include, primarily, restaurant location, product price, quality and differentiation, and also restaurant and employee appearance.

         SUPPLIERS. The Company has been able to obtain sufficient supplies to carry on its business and believes it will be able to do so in the future.

                              MORGAN'S FOODS, INC.

         GROWTH. During fiscal 2003, the Company purchased a KFC restaurant in Niles, OH which was previously leased and added the A&W concept to the restaurant. During fiscal 2002 the Company added a Pizza Hut Express each to an existing KFC restaurant and an existing Taco Bell restaurant. During fiscal 2001, the Company completed construction of KFC/Taco Bell "2n1" restaurants in New Martinsville, WV and Lakewood, NY, added a concept to three restaurants located in Pennsylvania, closed 4 KFC restaurants and sold the one remaining former East Side Mario's location.

         EMPLOYEES. As of May 14, 2003, the Company employed approximately 1,968 persons, including 54 administrative and 196 managerial employees. The balance are hourly employees, most of whom are part-time. None of the restaurant employees are represented by a labor union. The Company considers its employee relations to be satisfactory.

ITEM 2.  PROPERTIES.

         The Company leases approximately 6,000 square feet of space for its headquarters in Cleveland, OH. The lease expires February 28, 2005 and the rent under the current term is $8,322 per month. The lease also contains three, 1 year renewal options, which may be exercised by the Company. The Company also leases space for a regional office in Youngstown, OH, which is used to assist in the operation of the KFC, Taco Bell and "2n1" restaurants.

         Of the 103 KFC, Taco Bell and "2n1" restaurants, the Company owns the land and building for 58 locations, owns the building and leases the land for 24 locations and leases the land and building for 21 locations. 56 of the owned properties are subject to mortgages. Additionally, the Company leases the land and building for two closed locations. Remaining lease terms (including renewal options) range from 2 to 26 years and average approximately 15 years. These leases generally require the Company to pay taxes and utilities, to maintain casualty and liability insurance, and to keep the property in good repair. The Company pays annual rent for each leased KFC, Taco Bell or "2n1" restaurant in amounts ranging from $17,000 to $86,000. In addition, 16 of these leases require payment of additional rentals based on a percentage of gross sales in excess of certain base amounts. Sales for 8 KFC, Taco Bell and "2n1" restaurants exceeded the respective base amounts in fiscal 2003.

         The Company believes that its restaurants are generally efficient, well equipped and maintained and in good condition.

ITEM 3.  LEGAL PROCEEDINGS.

         None.

                              MORGAN'S FOODS, INC.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to security holders for a vote during the last quarter of the Company's fiscal year ended March 2, 2003.

EXECUTIVE OFFICERS OF THE COMPANY

         The Executive Officers and other Officers of the Company are as follows:

        NAME                            AGE            POSITION WITH REGISTRANT     OFFICER SINCE
----------------------                  ---            ------------------------     -------------
EXECUTIVE OFFICERS:

Leonard R. Stein-Sapir                   64            Chairman of the Board        April 1989
                                                       and Chief Executive
                                                       Officer

James J. Liguori                         54            President and Chief          June 1979
                                                       Operating Officer

Kenneth L. Hignett                       56            Senior Vice President-       May 1989
                                                       Chief Financial Officer
                                                       & Secretary

OTHER OFFICERS:

Barton J. Craig                          54            Senior Vice President -      January 1994
                                                       General Counsel

Vincent J. Oddi                          60            Vice President-              September 1979
                                                       Restaurant Development

Ramesh J. Gursahaney                     54            Vice President-              January 1991
                                                       Operations Services

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

                                                           PRICE RANGE
                                                          HIGH     LOW
                                                        ---------------
YEAR ENDED MARCH 2, 2003:

                    1st Quarter ......................  $ 4.89   $ 2.15
                    2nd Quarter ......................    5.00     2.82
                    3rd Quarter ......................    3.15     1.42
                    4th Quarter ......................    1.70     1.29

YEAR ENDED MARCH 3, 2002:

                    1st Quarter ......................  $ 1.40   $  .70
                    2nd Quarter ......................    1.10      .60
                    3rd Quarter ......................    1.20      .80
                    4th Quarter ......................    3.04      .70

         As of May 14, 2003, the Company had approximately 972 shareholders of record. The Company has paid no dividends since fiscal 1975.

ITEM 6.  SELECTED FINANCIAL DATA.

         The following selected financial information for each of the five fiscal years in the period ended March 2, 2003, is derived from, and qualified in its entirety by, the consolidated financial statements of the Company. The following selected financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the notes thereto included elsewhere in this report.

                              MORGAN'S FOODS, INC.

                 Dollars in thousands except per share amounts.

                                                                                YEARS ENDED
                                                ---------------------------------------------------------------------
                                                MARCH 2,      MARCH 3,    FEBRUARY 25,    FEBRUARY 27,   FEBRUARY 28,
                                                  2003          2002          2001           2000            1999
                                                --------     ---------    ------------    ------------   ------------
Revenues................................        $ 82,326      $ 84,930      $ 78,140        $ 63,606       $ 32,187
Cost of sales:
  Food, paper and beverage..............          25,645        25,987        24,378          19,955         10,510
  Labor and benefits....................          22,329        22,155        20,702          16,978          7,894
Restaurant operating expenses...........          21,018        21,805        19,795          15,523          7,633
Depreciation and amortization...........           3,499         3,866         3,817           2,672          1,389
General and administrative
 expenses...............................           5,749         5,209         5,516           4,420          2,810
Loss on restaurant assets...............             551           215           597             213             11
Loss on early

 extinguishment of debt (2).............               -             -             -               -            287
                                                --------      --------      --------        --------       --------
Operating income........................           3,535         5,693         3,335           3,845          1,653
Income (loss) from
 continuing operations..................          (1,192)          602        (1,693)            283            626
Gain (loss) from discontinued
 operations (3).........................               -             -           150            (629)        (1,634)
                                                --------      --------      --------        --------       --------
Net income (loss).......................        $ (1,192)     $    602      $ (1,543)       $   (346)      $ (1,008)
                                                ========      ========      ========        ========       ========
Basic and diluted income (loss)
 per common share (1):
  Income (loss) from

    continuing operations...............        $   (.44)     $    .21      $   (.58)       $    .10       $    .21
  Gain (loss) from

    discontinued operations.............               -            -            .05            (.22)          (.56)
                                                --------      --------      --------        --------       --------
  Net income (loss).....................        $   (.44)     $    .21      $   (.53)       $   (.12)      $   (.35)
                                                ========      ========      ========        ========       ========
Working capital (deficiency) ...........        $ (3,111)     $ (1,312)     $ (2,454)       $ (4,228)      $ (2,182)
Total assets............................          56,025        60,253        61,554          62,188         24,011
Long-term debt..........................          46,113        48,563        51,046          49,968         13,094
Long-term capital lease
 obligations............................             436           544           651             745          4,244

Shareholders' equity (deficit)..........          (1,422)         (197)         (578)            930          1,248

                  (1) Computed based upon the basic weighted average number of common shares outstanding during each year, which were 2,720,182 in 2003, 2,851,160 in 2002, 2,931,227 in 2001, 2,912,894 in 2000 and 2,910,839 in 1999
and the diluted weighted average number of common and common equivalent shares outstanding during each year which were 2,720,182 in 2003, 2,853,789 in 2002, 2,931,227 in 2001, 2,912,894 in 2000 and 2,910,839 in 1999.

                  (2) Prepayment penalty, write off of deferred financing and early buy-out of capitalized leases costs related to early extinguishment of debt. Previously, this loss was presented as an extraordinary item, but has been reclassified in accordance with SFAS 145, which was issued in April 2002.

                  (3) The results of operations and gain/loss on disposals of the former East Side Mario's restaurant segment.

                              MORGAN'S FOODS, INC.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         RESULTS OF OPERATIONS. During fiscal 2001 through 2003 the Company operated KFC franchised restaurants, Taco Bell franchised restaurants and various "2n1" restaurants which include the KFC, Taco Bell, Pizza Hut and A&W concepts in the states of Illinois, Missouri, Ohio, Pennsylvania, West Virginia and New York. The average number of restaurants in operation during fiscal 2003 and 2002 was 103 compared to 105 during fiscal 2001. During fiscal 2003, the Company added a concept to one restaurant. During fiscal year 2002, the Company added a concept to two restaurants. During fiscal 2001, the Company opened two new KFC/Taco Bell "2n1" restaurants, added a concept to three restaurants and closed four restaurants.

                 SUMMARY OF EXPENSES AS A PERCENTAGE OF REVENUES

                                                  2003          2002         2001
                                                  ----         -----        -----
Cost of sales:
  Food, paper and beverage.................       31.2%        30.6%        31.2%
  Labor and benefits.......................       27.1%        26.1%        26.5%
Restaurant operating expenses..............       25.5%        25.7%        25.3%
Depreciation and amortization..............        4.3%         4.6%         4.9%
General and administrative expenses........        7.0%         6.1%         7.1%
Operating income ..........................        4.3%         6.7%         4.3%

         REVENUES. Revenue was $82,326,000 in fiscal 2003, a decrease of $2,604,000 or 3.1% compared to an increase of $6,790,000 or 8.7% in fiscal 2002. The $2,604,000 decrease in restaurant revenues during fiscal year 2003 was primarily the result of a 1.2% decrease in comparable restaurant revenues which was due to franchisor product promotions which were ineffective in the face of increased competition in the chicken segment of the quick service industry and $1,641,000 in revenues generated from the extra week that occurred in fiscal 2002. Furthermore, the fourth quarter of fiscal year 2003 revenues were reduced as a result of a prolonged winter with near record snowfall in the Company's market areas.

         The $6,790,000 increase in restaurant revenues during fiscal 2002 was the result of an 8.2% increase in comparable restaurant revenues, $1,641,000 in revenues generated from the extra week that occurred in fiscal 2002, and $433,000 in revenues generated by locations where a concept was added or the location was remodeled. These increases were partially offset by lost revenues of $952,000 due to restaurants being permanently or temporarily closed. The increase in comparable restaurant revenues was primarily the result of effective product promotions by the franchisors.

         Revenues for the 16 weeks ended March 2, 2003 were $23,202,000, a decrease of $2,764,000 due to a 4.6% decrease in comparable restaurant revenues due to the factors discussed above and $1,641,000 in revenues generated from the extra week that occurred during fiscal 2002. Revenues for the 17 weeks ended March 3, 2002 were $25,966,000, an increase of $3,393,000 from the 16 weeks ended February 25, 2001. This increase was due to a comparable restaurant increase of 8.1% and $1,641,000 in revenues generated from the extra week that occurred during fiscal year 2002.

                              MORGAN'S FOODS, INC.

         COST OF SALES - FOOD, PAPER AND BEVERAGE. Food, paper and beverage costs were $25,645,000 or 31.2% of revenues in fiscal 2003 compared to $25,987,000 or 30.6% in fiscal 2002. Food, paper and beverage costs as a percentage of revenue increased by .6% as a result of several factors, including product promotions such as popcorn chicken and chicken strips having a higher food cost than those promoted during fiscal 2002 and inefficiencies resulting from lower average restaurant volumes. Food, paper and beverage costs were also reduced by $259,000 during fiscal year 2002 as a result of a settlement negotiated by FRANMAC, the Taco Bell franchisee association, with certain system food suppliers. Food, paper and beverage costs were $25,987,000 or 30.6% of revenues in fiscal 2002 compared to $24,378,000 or 31.2% in fiscal 2001. Food, paper and beverage costs as a percentage of revenue declined by .6% as a result of several factors, including product promotions in fiscal 2002 having a lower food cost than those promoted during fiscal 2001, efficiencies gained due to higher average restaurant volumes and by the $259,000 settlement negotiated by FRANMAC discussed above.

         For the fourth quarter of fiscal 2003, food, paper and beverage costs increased as a percentage of revenues to 31.1% from 30.8% in the fourth quarter fiscal 2002. The increase of .3% of revenues was primarily due to the reasons discussed above as part of the fiscal 2003 comparison.

         COST OF SALES - LABOR AND BENEFITS. Labor and benefits increased to 27.1% of revenues or $22,329,000 in fiscal 2003 from 26.1% of revenues or $22,155,000 in fiscal 2002. The increase was primarily due to lower average restaurant volumes, increased health care costs and higher average wages. Labor and benefits decreased to 26.1% of revenues or $22,155,000 in fiscal 2002 from 26.5% of revenues or $20,702,000 in fiscal 2001. The decrease was primarily due to higher average restaurant volumes, decreased health care costs during the first three quarters of fiscal 2002 and improved operating efficiencies.

         Labor and benefit costs for the fourth quarter of fiscal 2003 increased to 28.1% of revenues or $6,518,000 compared to 26.9% of revenues or $6,993,000 in fiscal 2002. This increase was primarily the result of the reasons discussed above in the fiscal 2003 comparison.

         RESTAURANT OPERATING EXPENSES. Restaurant operating expenses were relatively unchanged as a percentage of revenues at $21,018,000 or 25.5% and $21,805,000 or 25.7% in fiscal 2003 and 2002, respectively. Restaurant operating expenses in fiscal 2002 increased to 25.7% of revenues or $21,805,000 compared to 25.3% of revenues or $19,795,000 in the prior year. This was due mainly to higher repair and maintenance costs and an increase in KFC national advertising expenses from 2.0% of KFC revenues to 2.5% of KFC revenues. The increased advertising was approved by the national advertising co-op and has continued in future periods. These increases more than offset a nonrecurring expense of $357,000 in fiscal 2001 for a fixed escalation rent adjustment that was recorded entirely in fiscal 2001 as the effects on prior periods were not material (see
Note 1 to the Consolidated Financial Statements).

         Restaurant operating expenses for the fourth quarter of fiscal 2003 increased to 26.2% of revenues or $6,072,000 from 25.7% of revenues or $6,683,000 in the year earlier quarter. As a percentage of revenues, these expenses were more than the prior year fourth quarter primarily due to lower average restaurant volumes, increased repairs and maintenance expenses and increased utility costs.

                              MORGAN'S FOODS, INC.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization in fiscal 2003 decreased to $3,499,000 from $3,866,000 in fiscal 2002 as a result of the implementation of FASB 142 whereby goodwill is no longer amortized. Depreciation and amortization in fiscal 2002 increased to $3,866,000 from $3,817,000 in fiscal 2001. This increase resulted from the Company's restaurant expansions and remodels and the extra week that occurred during fiscal year 2002.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $5,749,000 or 7.0% of revenues in fiscal 2003 from $5,209,000 or 6.1% of revenues in fiscal 2002 as a result of increased health care, workers compensation, occupancy costs and payroll costs. General and administrative expenses decreased to $5,209,000 or 6.1% of revenues in fiscal 2002 from $5,516,000 or 7.1% of revenues in fiscal 2001. The decrease of $307,000 was mainly the result of improved cost control at both the Corporate and field operations levels as well as the fees that were paid to an advisor in fiscal year 2001.

         For the fourth quarter of fiscal 2003, general and administrative expenses increased to 7.3% of revenues or $1,695,000 from 6.5% of revenues or $1,692,000 primarily due to the reasons discussed above as part of the fiscal 2003 comparison.

         LOSS ON RESTAURANT ASSETS. In fiscal 2003, the Company recorded losses of $218,000 as a result of the disposal of assets during the image enhancement and expansion of several restaurants and the increase in the reserve for disposal of previously closed restaurants. In fiscal 2003, the Company also recorded impairment losses of $333,000 on three operating restaurants to reduce their carrying values to their estimated fair values. In fiscal 2002, the Company recorded a loss of $215,000 as a result of an increase in the reserve for disposal of previously closed restaurants and the write off of previously capitalized pre-construction costs related to projects which management had determined would not be undertaken.

         In the fourth quarter of fiscal 2003 the Company recorded a loss on restaurant assets of $358,000 which included the $333,000 asset impairment write-down mentioned above compared to a loss of $103,000 in the prior year fourth quarter which was comprised mainly of additions to the reserves for disposal of previously closed locations. The fiscal 2003 write-down resulted from deterioration of the operating results and trade areas of the three locations during the fourth quarter.

         OPERATING INCOME. Operating income in fiscal 2003 decreased to $3,535,000 from $5,693,000 in fiscal 2002 primarily as a result of lower average restaurant volumes, higher food cost product promotions and increased payroll and benefit costs. Operating income in fiscal 2002 increased $2,358,000 to $5,693,000 from $3,335,000 in fiscal 2001. This increase was primarily the result of higher average restaurant volumes, improved operating efficiencies and the receipt of the settlement with certain Taco Bell system food suppliers mentioned earlier.

                              MORGAN'S FOODS, INC.

         INTEREST EXPENSE. Interest expense from bank debt and notes payable decreased to $4,802,000 in fiscal 2003 from $5,174,000 in fiscal 2002 as a result of regular principal payments made on debt and notes payable balances. Interest expense from bank debt and notes payable increased to $5,174,000 in fiscal 2002 from $5,072,000 in fiscal 2001 primarily as a result of the extra week that occurred during fiscal 2002. Interest expense from capitalized lease debt decreased $10,000 to $62,000 in fiscal 2003 from $72,000 in fiscal 2002. Interest expense from capitalized lease debt decreased $9,000 to $72,000 in fiscal 2002 from $81,000 in fiscal 2001. Both of these decreases were due to lower principal balances during the years discussed.

         OTHER INCOME. Other income was relatively unchanged at $147,000 in fiscal 2003 compared to $159,000 in fiscal 2002 and $148,000 in fiscal 2001.

         DISCONTINUED OPERATIONS. On September 3, 1999, management made the decision to discontinue the operation of its East Side Mario's restaurant segment. The Company sold the one remaining former East Side Mario's location and the related liquor license and equipment during the third and fourth quarters of fiscal 2001 and recorded a gain on the disposal of the remaining assets of $150,000. The cash received as a result of this transaction was used to pay off the capital lease obligations and other expenses of the transactions. The results of operations of the discontinued segment are shown in the Consolidated Statements of Operations as "Gain from discontinued operations". There is no tax effect of the gain.

         PROVISION FOR INCOME TAXES. The provision for income taxes was substantially unchanged at $10,000 in fiscal year 2003 compared to $4,000 in fiscal 2002. The provision for income taxes was $4,000 in fiscal year 2002 compared to $23,000 in fiscal 2001. This decrease was primarily due to changes in estimated alternative minimum tax payments.

         LIQUIDITY AND CAPITAL RESOURCES. The Company, like others in the restaurant industry, operates on minimal working capital and relies on cash flow from operations, debt borrowings and lease financing for the construction and refurbishment of restaurant properties and repayment of debt. Cash flow activity for fiscal 2003, 2002 and 2001 is presented in the Consolidated Statements of Cash Flows.

         Capital expenditures for fiscal 2003 were $2,053,000, substantially all of which related to the addition of a concept to a restaurant and the image enhancement of two restaurants. In fiscal 2003 the Company made principal payments on long-term debt of $2,178,000 and on capital lease obligations of $105,000.

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

                              MORGAN'S FOODS, INC.

         Certain of the Company's debt arrangements require the maintenance of a consolidated fixed charge coverage ratio of 1.2 to 1 regarding all of its mortgage loans and individual restaurant coverage ratios between 1.2 and 1.5 to 1 on certain of its loans. As of March 3, 2003, the Company was not in compliance with the consolidated ratio of 1.2 to 1 or the unit level ratios relating to $33,346,000 of its debt. The Company has obtained waivers of these violations from the applicable lenders. As these waivers continue through the end of fiscal year 2004, the Company has classified its debt as long term as of March 2, 2003. All payments on the Company's debt have been, and continue to be current and management believes that the Company will continue to be able to service the debt. If the Company does not comply with debt covenants in the future, and if future waivers are not obtained, the lenders will have certain remedies available to them which could include calling of the debt or acceleration of payments. Noncompliance with the requirements of the Company's mortgage debt, if not waived, could also trigger cross-default provisions of other debt agreements.

         The Company continues to be out of compliance with certain of the continued listing standards of the American Stock Exchange and was required to submit a revised business plan to the Exchange indicating how the Company would achieve compliance with those standards. Specifically, the Company fell under the guidelines in Section 1003(a)(i) with shareholders' equity of less than $2,000,000 and has sustained losses from continuing operations and/or net losses in two of its three most recent fiscal years and Section 1003(a)(ii) with shareholder's equity of less than $4,000,000 and has sustained losses from continuing operations and/or net losses in three out of its four most recent fiscal years.

         On March 25, 2003 the Company submitted its revised plan to the staff at the Exchange indicating how it would regain compliance with the continued listing standards and received notice from the Exchange on April 30, 2003 that it has accepted the Company's revised plan. The Exchange has allowed the Company to continue its plan for compliance until August 17, 2003, the end of the Company's second fiscal quarter, at which time the Exchange will reassess the Company's compliance with the continued listing standards. During the term of the extension, the Exchange will monitor the Company's performance and the Company will be required to report to the Exchange any change in its performance which would be inconsistent with the plan which was approved by the Exchange on April 30. Any failure to meet the operating plan which was accepted by the Exchange could result in the commencement of delisting proceedings. If the Company were delisted, or if its common shares were suspended from trading, the liquidity of its common shares could be diminished.

         The Company has been financing the expansion and image enhancement of its restaurants primarily through the use of long-term debt on which the rate is fixed at the time of funding. At March 2, 2003 there was $48,716,000 of such debt outstanding at rates ranging from 8.0% to 10.6%. The Company's market risk exposure is primarily due to possible fluctuations in interest rates as they relate to future borrowings. The Company has evaluated the potential effect of a 1.0% increase in these rates on future capital spending plans and believes that there would be no material effect. The Company does not enter into derivative financial investments for trading or speculation purposes. As a result, the Company believes that its market risk exposure is not material to the Company's financial position, liquidity or results of operations.

                              MORGAN'S FOODS, INC.

The Company's contractual obligations and commitments as of March 2, 2003 were as follows:

                                 (In thousands)

CONTRACTUAL OBLIGATIONS          2004         2005      2006      2007     2008    THEREAFTER     TOTAL
-----------------------          ----         ----      ----      ----     ----    ----------     -----
Long-term debt, including
  current maturities            $2,603       $2,745    $2,929    $3,101   $2,908    $  34,430    $48,716
Capital leases                     108           58        13        14       16          335        544
Operating leases                 2,119        1,912     1,614     1,352    1,079        5,632     13,708

Other Contractual Obligations and Commitments

         At March 2, 2003, the Company had a letter of credit for $85,000 outstanding in favor of a supplier of utility services.

         For KFC products, the Company is required to pay royalties of 4% of gross revenues and to expend an additional 5.5% of gross revenues on national and local advertising pursuant to its franchise agreements. For Taco Bell products in KFC/Taco "2n1" restaurants operated under license agreements from Taco Bell Corporation and franchise agreements from KFC Corporation, the Company is required to pay royalties of 10% of Taco Bell gross revenues and to make advertising fund contributions of 1/2% of Taco Bell gross revenue. For Taco Bell product sales in restaurants operated under Taco Bell franchises the Company is required to pay royalties of 5.5% of gross revenues and to expend an additional 4.5% of gross revenues on national and local advertising. For Pizza Hut products in Taco Bell/Pizza Hut Express "2n1" restaurants the Company is required to pay royalties of 5.5% of Pizza Hut gross revenues and to expend an additional 4.5% of Pizza Hut gross revenues on national and local advertising. For A&W products in "2n1" restaurants the Company is required to pay royalties of 7% of A&W gross revenues and to expend an additional 4% of A&W gross revenues on national and local advertising. Total royalties and advertising, which are included in the Consolidated Statements of Operations as part of restaurant operating expenses, were $8,141,000, $8,514,000 and $7,677,000 in fiscal 2003, 2002 and 2001, respectively.

         In fiscal year 2000 the Company signed an agreement and prepaid franchise fees of $170,000 which granted it the rights to develop 20 KFC, Taco Bell or KFC "2n1" restaurants in specific geographic areas. Under the agreement five restaurants are required to be developed each year over a four year period. As of March 2, 2003 the Company has developed only five restaurants under this agreement. The status of the development agreement has been discussed with the franchisor and the Company has not been declared in default of the agreement. If the Company should default on the agreement, it could lose the rights to develop certain KFC, Taco Bell and "2n1" restaurants and could forfeit the remaining balance of prepaid franchise fees, which was $90,000 at March 2, 2003. The Company believes that noncompliance with the development agreement will not have a material impact on its financial position, results of operations or cash flows.

                              MORGAN'S FOODS, INC.

         The franchise agreements with KFC and Taco Bell Corporation require the Company to upgrade and remodel its restaurants to comply with the franchisors' current standards within agreed upon timeframes. The Company expects to commit approximately $1,200,000 to image enhancements and expansions of seven existing restaurants during fiscal 2004. In order to meet the terms and conditions of the franchise agreements, the Company has the following obligations:

                        NUMBER
FISCAL YEAR            OF UNITS         OBLIGATION (1)
-----------            --------         --------------
    2005                  4 (2)          $    600,000
    2006                  8 (2)             2,200,000
    2007                  9 (2)             1,525,000
    2008                  7 (2)             1,075,000

THEREAFTER TO 2021
------------------

Image Enhancements       32                 6,400,000
Relocation of
 existing restaurants    10 (3)            10,000,000
                         --              ------------
Total                    70              $ 21,800,000
                         ==              ============

(1) These amounts are based on current construction cost estimates and actual costs may vary.

(2)     Required image enhancements.

(3) Generally at the time a relocation is required, the related assets have been depreciated or amortized to a low net book value. If an economically suitable new location cannot be obtained, the Company may choose to close the restaurant and abandon the remaining assets.

         There can be no assurance that the Company will be able to accomplish the development required in the franchise and development agreements on terms acceptable to the Company. If the Company is unable to meet the requirements of a franchise agreement, the franchisor may choose to extend the time allowed for compliance or may terminate the franchise agreement.

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

         CRITICAL ACCOUNTING POLICIES. The Company's reported results are impacted by the application of certain accounting policies that require it to make subjective or complex judgments or to apply complex accounting requirements. These judgments include estimations about the effect of matters that are inherently uncertain and may significantly impact its quarterly or annual results of operations, financial condition or cash flows. Changes in the estimates and judgments could significantly affect results of operations, financial condition and cash flows in future years. The Company believes that its critical accounting policies include:

                              MORGAN'S FOODS, INC.

     - Estimating future cash flows associated with assessing potential impairment of long-lived and intangible assets and projected compliance with debt covenants.

     - Determining the appropriate valuation allowances for deferred tax assets and reserves for potential tax exposures. See Note 9 to the consolidated financial statements for a discussion of income taxes.

     - Applying complex lease accounting requirements to the Company's capital and operating leases of property and equipment. The Company leases the building or land, or both, for nearly one-half of its restaurants. See
         Note 7 to the consolidated financial statements for a discussion of lease accounting.

         NEW ACCOUNTING STANDARDS. In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. As specified therein, intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged are recognized as assets apart from goodwill. SFAS No. 141 is effective for all acquisitions subsequent to June 30, 2001. At the beginning of fiscal 2003, the Company reclassified amounts previously reported as acquired franchise rights into goodwill for all periods presented as these amounts represent the cost of acquisitions in excess of the fair value of the identifiable assets.

         In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 changes the accounting for goodwill and certain intangible assets from an amortization method to an impairment only approach. Goodwill and intangibles with indefinite lives are no longer subject to amortization, but are subject to at least an annual assessment for impairment by applying a fair value based test. The Company implemented SFAS No. 142 for its fiscal 2003 year beginning March 4, 2002. SFAS No. 142 allows up to six months from the date of adoption to perform the transitional goodwill impairment test which requires the comparison of the fair value of each reporting unit to its carrying value (using amounts measured as of the beginning of the year of adoption) to determine whether there is an indicated transitional goodwill impairment. The Company performed the transitional goodwill impairment test as well as the annual goodwill impairment test and determined that as of March 4, 2002 and March 2, 2003 that the fair value of each reporting unit was greater than its carrying value. Refer to Note 4 to the Consolidated Financial Statements for more detailed disclosures concerning SFAS No. 142.

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

                              MORGAN'S FOODS, INC.

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

         In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, amendment of FASB Statement No. 13 and Technical Corrections, which rescinds and amends several authoritative pronouncements, and makes certain technical corrections and clarifications. SFAS No. 145 requires that gains or losses from debt extinguishments that are part of recurring operations no longer be reported as extraordinary items. SFAS No. 145 also requires certain lease modifications that have economic effects similar to sale-leaseback transactions to be accounted for as sale-leasebacks. Adoption of SFAS No. 145 did not have a material effect on the Company's financial position or results of operations.

         In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 is effective for activity initiated after December 31, 2002. The Company implemented SFAS No. 146 beginning January 1, 2003. The adoption of SFAS No. 146 did not have a material effect on the Company's consolidated financial position or results of operations.

         In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No.
123. This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Under the provisions of SFAS No. 148, companies that choose to adopt the accounting provisions of SFAS No. 123 will be permitted to select from three transition methods: Prospective method, Modified prospective method and Retroactive restatement method. The transition and annual disclosure provisions of SFAS No. 148 are effective for the fiscal years ending after December 15, 2002. The Company will continue to follow the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148.

                              MORGAN'S FOODS, INC.

         SAFE HARBOR STATEMENTS. This document contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The statements include those identified by such words as "may," "will," "expect" "anticipate," "believe," "plan" and other similar terminology. The "forward-looking statements" reflect the Company's current expectations and are based upon data available at the time of the statements. Actual results involve risks and uncertainties, including both those specific to the Company and general economic and industry factors. Factors specific to the Company include, but are not limited to, its debt covenant compliance and its ability to obtain waivers of any debt covenant violations as well as the listing status of its common shares with the American Stock Exchange.

         Economic and industry risks and uncertainties include, but are not limited, to, franchisor promotions, business and economic conditions, legislation and governmental regulation, competition, success of operating initiatives and advertising and promotional efforts, volatility of commodity costs and increases in minimum wage and other operating costs, availability and cost of land and construction, consumer preferences, spending patterns and demographic trends.

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

                                    PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information on Directors of the Company is incorporated herein by reference to the definitive Proxy Statement to security holders for the 2003 annual meeting to be filed with the Securities and Exchange Commission on or before June 20, 2003.

         Information regarding the Executive Officers of the Company is reported in a separate section captioned "Executive Officers of the Company" included in
Part I hereof.

ITEM 11. EXECUTIVE COMPENSATION.

         Information on executive compensation is incorporated herein by reference to the definitive Proxy Statement to security holders for the 2003 annual meeting to be filed with the Securities and Exchange Commission on or before June 20, 2003.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Information on security ownership of certain beneficial owners, officers and directors is incorporated herein by reference to the definitive Proxy Statement to security holders for the 2003 annual meeting to be filed with the Securities and Exchange Commission on or before June 20, 2003.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information on certain relationships and related transactions is incorporated herein by reference to the definitive Proxy Statement to security holders for the 2003 annual meeting to be filed with the Securities and Exchange Commission on or before June 20, 2003.

ITEM 14. CONTROLS AND PROCEDURES.

              (a) Within the 90-day period prior to the filing date of this Annual Report on Form 10-K, the Company, under the supervision, and with the participation, of its management, including its Chief Executive Officer and Chief Financial Officer, performed an evaluation of the Company's disclosure controls and procedures, as contemplated by Securities Exchange Act Rule 13a-15. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures were effective.

              (b) No significant changes were made in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation performed pursuant to Securities Exchange Act Rule 13a-15 referred to above.

                              MORGAN'S FOODS, INC.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

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

                              MORGAN'S FOODS, INC.
                        INDEX TO FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULES
                               ITEM 15 (a) 1 AND 2

                                                                                         PAGE
ITEM 15 (a) 1                                                                          REFERENCE
-------------                                                                          ---------
Independent Auditors' Report..................................................             21

Consolidated Balance Sheets

  at March 2, 2003 and March 3, 2002..........................................             22

Consolidated Statements of Operations
  for the years ended March 2, 2003, March 3, 2002
   and February 25, 2001......................................................             23

Consolidated Statements of Shareholders' Equity (Deficit)
  for the years ended March 2, 2003, March 3, 2002
  and February 25, 2001.......................................................             24

Consolidated Statements of Cash Flows
  for the years ended March 2, 2003, March 3, 2002
   and February 25, 2001......................................................             25

Notes to Consolidated Financial Statements....................................             26

ITEM 15 (a) 2

         All schedules normally required by Form 10-K are not required under the related instructions or are inapplicable, and therefore are not presented.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
Morgan's Foods, Inc.
Cleveland, Ohio

We have audited the accompanying consolidated balance sheets of Morgan's Foods, Inc. and subsidiaries (the "Company") as of March 2, 2003 and March 3, 2002 and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the three years in the period ended March 2, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 2, 2003 and March 3, 2002 and the results of their operations and their cash flows for each of the three years in the period ended March 2, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective March 4, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/ DELOITTE & Touche LLP
-------------------------
DELOITTE & Touche LLP
Cleveland, Ohio
May 30, 2003

                              MORGAN'S FOODS, INC.
                           CONSOLIDATED BALANCE SHEETS
                         MARCH 2, 2003 AND MARCH 3, 2002

                                                                            2003              2002
                                                                       -------------     -------------
ASSETS

 Current assets:
  Cash and equivalents......................................           $   4,901,000     $   7,441,000
  Receivables...............................................                 300,000           232,000
  Inventories...............................................                 492,000           520,000
  Prepaid expenses..........................................                 562,000           301,000
                                                                       -------------     ------------
                                                                           6,255,000         8,494,000
 Property and equipment (Notes 6 and 7):

  Land......................................................              10,970,000        10,801,000
  Buildings and improvements................................              18,781,000        17,949,000
  Property under capital leases.............................               1,006,000         1,006,000
  Leasehold improvements....................................               7,380,000         7,483,000
  Equipment, furniture and fixtures.........................              18,618,000        18,105,000
  Construction in progress..................................                  54,000           108,000
                                                                       -------------     -------------
                                                                          56,809,000        55,452,000
 Less accumulated depreciation and amortization.............              20,357,000        17,304,000
                                                                       -------------     --------------
                                                                          36,452,000        38,148,000
 Other assets...............................................               1,331,000         1,521,000
 Franchise agreements.......................................               2,016,000         2,119,000
 Deferred taxes (Note 9)....................................                 600,000           600,000
 Goodwill...................................................               9,371,000         9,371,000
                                                                       -------------     -------------
                                                                       $  56,025,000     $  60,253,000
                                                                       =============     =============
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

 Current liabilities:
  Current maturities of long-term debt (Note 6).............           $   2,603,000     $   2,331,000
  Current maturities of capital lease obligations (Note 7)..                 108,000           105,000
  Accounts payable..........................................               3,193,000         3,761,000
  Accrued liabilities (Note 5)..............................               3,462,000         3,609,000
                                                                       -------------     -------------
                                                                           9,366,000         9,806,000

 Long-term debt (Note 6)....................................              46,113,000        48,563,000
 Long-term capital lease obligations (Note 7)...............                 436,000           544,000
 Other long-term liabilities................................               1,532,000         1,537,000

 Commitments and contingencies (Notes 6 and 7)

SHAREHOLDERS' EQUITY (DEFICIT)

 Preferred shares, 1,000,000 shares authorized,
  no shares outstanding
 Common Stock:
  Authorized shares - 25,000,000
  Issued shares - 2,969,405.................................                  30,000            30,000
  Treasury shares - 250,964 in 2003 and 241,564 in 2002.....                (284,000)         (251,000)
 Capital in excess of stated value..........................              28,829,000        28,829,000
 Accumulated deficit........................................             (29,997,000)      (28,805,000)
                                                                       -------------     -------------
 Total shareholders' deficit................................              (1,422,000)         (197,000)
                                                                       -------------     -------------
                                                                       $  56,025,000     $  60,253,000
                                                                       =============     =============

                 See notes to consolidated financial statements.

                              MORGAN'S FOODS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         YEARS ENDED MARCH 2, 2003, MARCH 3, 2002 AND FEBRUARY 25, 2001

                                                      2003                  2002                 2001
                                                  -------------         ------------         ------------
Revenues...................................       $  82,326,000         $ 84,930,000         $ 78,140,000

Cost of sales:
  Food, paper and beverage.................          25,645,000           25,987,000           24,378,000
  Labor and benefits.......................          22,329,000           22,155,000           20,702,000
Restaurant operating expenses..............          21,018,000           21,805,000           19,795,000
Depreciation and amortization..............           3,499,000            3,866,000            3,817,000
General and administrative expenses........           5,749,000            5,209,000            5,516,000
Loss on restaurant assets (Note 3).........             551,000              215,000              597,000
                                                  -------------         ------------         ------------
Operating income ..........................           3,535,000            5,693,000            3,335,000
Interest expense:
  Bank debt and notes payable..............          (4,802,000)          (5,174,000)          (5,072,000)
  Capital leases...........................             (62,000)             (72,000)             (81,000)
Other income and expense, net..............             147,000              159,000              148,000
                                                  -------------         ------------         ------------
Income (loss) from continuing
 operations before income taxes............          (1,182,000)             606,000           (1,670,000)
Provision for income taxes (Note 9)........              10,000                4,000               23,000
                                                  -------------         ------------         ------------
Income (loss) from continuing operations...          (1,192,000)             602,000           (1,693,000)
Gain from discontinued

 operations (Note 2).......................                   -                    -              150,000
                                                  -------------         ------------         ------------
Net income (loss)..........................       $  (1,192,000)        $    602,000         $ (1,543,000)
                                                  =============         ============         ============
Basic and diluted income (loss)
 per common share:
  Income (loss) from continuing operations.       $        (.44)        $        .21         $       (.58)
  Gain (loss) from discontinued operations.                   -                    -                  .05
                                                  -------------         ------------         ------------
  Net income (loss) per share..............       $        (.44)        $        .21         $       (.53)
                                                  =============         ============         ============

                 See notes to consolidated financial statements.

                              MORGAN'S FOODS, INC.
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
         YEARS ENDED MARCH 2, 2003, MARCH 3, 2002, AND FEBRUARY 25, 2001

                                                                                                                   TOTAL
                                      COMMON SHARES         TREASURY SHARES      CAPITAL IN                    SHAREHOLDERS'
                                  --------------------  ----------------------   EXCESS OF     ACCUMULATED         EQUITY
                                   SHARES      AMOUNT    SHARES       AMOUNT    STATED VALUE     DEFICIT          (DEFICIT)
                                  ---------  ---------  --------   -----------  ------------  -------------    -------------
Balance, February 27, 2000......  2,969,405  $  30,000   (46,678)  $  (111,000) $ 28,875,000  $ (27,864,000)   $     930,000
Net loss........................          -          -         -             -             -     (1,543,000)      (1,543,000)
Issue of treasury shares for
 401(k) contributions...........          -          -    14,845        35,000             -              -           35,000
                                  ---------  ---------  --------   -----------  ------------  -------------    -------------
Balance, February 25, 2001......  2,969,405     30,000   (31,833)      (76,000)   28,875,000    (29,407,000)        (578,000)
Net income......................          -          -         -             -             -        602,000          602,000
Issue of treasury shares for
 401(k) contributions...........          -          -    31,833        76,000       (46,000)             -           30,000
Purchase of common shares.......          -          -  (241,564)     (251,000)            -              -         (251,000)
                                  ---------  ---------  --------   -----------  ------------  -------------    -------------
Balance, March 3, 2002..........  2,969,405     30,000  (241,564)     (251,000)   28,829,000    (28,805,000)        (197,000)
Net loss........................          -          -         -             -             -     (1,192,000)      (1,192,000)
Purchase of common shares.......          -          -    (9,400)      (33,000)            -              -          (33,000)
                                  ---------  ---------  --------   -----------  ------------  -------------    -------------
Balance, March 2, 2003..........  2,969,405  $  30,000  (250,964)  $  (284,000) $ 28,829,000  $ (29,997,000)   $  (1,422,000)
                                  =========  =========  ========   ===========  ============  =============    =============

                 See notes to consolidated financial statements.

                              MORGAN'S FOODS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         YEARS ENDED MARCH 2, 2003, MARCH 3, 2002, AND FEBRUARY 25, 2001

                                                              2003                  2002                 2001
                                                        ----------------     -----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)..........................           $     (1,192,000)    $         602,000    $      (1,543,000)
  Adjustments to reconcile to net cash
   provided by operating activities:
    Depreciation and amortization............                  3,499,000             3,866,000            3,817,000
    Amortization of deferred
     financing costs.........................                    139,000               143,000              145,000
    Amortization of supply agreement
     advances (Note 1).......................                   (771,000)             (697,000)            (198,000)
    Funding from supply agreements (Note 1)..                    719,000               756,000            1,194,000
    Loss on restaurant assets................                    551,000               215,000              597,000
    Changes in assets and liabilities:
     Decrease (Increase) in receivables......                    (68,000)             (154,000)              34,000
     Decrease (Increase) in inventories......                     28,000               (32,000)              95,000
     Decrease (Increase) in prepaid expenses.                   (261,000)              (79,000)             135,000
     Decrease (Increase) in other assets.....                     36,000               (44,000)             (18,000)
     Increase (Decrease) in accounts payable.                   (568,000)              171,000             (499,000)
     Increase (Decrease) in
          accrued liabilities................                   (283,000)              322,000              329,000
                                                        ----------------     -----------------    -----------------
  Net cash provided by operating activities..                  1,829,000             5,069,000            4,088,000
                                                        ----------------     -----------------    -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures.......................                 (2,053,000)             (883,000)          (3,144,000)
  Purchase of franchise agreements and
   acquired franchise rights.................                          -               (10,000)            (173,000)
  Proceeds from sale of assets
   and liquor licenses.......................                          -                     -               34,000
                                                        ----------------     -----------------    -----------------
  Net cash used in investing activities......                 (2,053,000)             (893,000)          (3,283,000)
                                                        ----------------     -----------------    -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt,
   net of financing costs....................                          -                36,000            3,254,000
  Principal payments on long-term debt.......                 (2,178,000)           (2,264,000)          (1,862,000)
  Principal payments on capital
   lease obligations.........................                   (105,000)              (96,000)            (136,000)
  Purchase of treasury shares................                    (33,000)             (251,000)                   -
  Payments on capital lease obligations in
   advance of scheduled maturity.............                          -                     -             (833,000)
                                                        ----------------     -----------------    -----------------
  Net cash (used in) provided by
   financing activities......................                 (2,316,000)           (2,575,000)             423,000
                                                        ----------------     -----------------    -----------------
  Net change in cash and equivalents.........                 (2,540,000)            1,601,000            1,228,000
  Cash and equivalents, beginning balance....                  7,441,000             5,840,000            4,612,000
                                                        ----------------     -----------------    -----------------
  Cash and equivalents, ending balance.......           $      4,901,000     $       7,441,000    $       5,840,000
                                                        ================     =================    =================

                 See notes to consolidated financial statements.

                              MORGAN'S FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               MARCH 2, 2003, MARCH 3, 2002, AND FEBRUARY 25, 2001

NOTE 1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

         DESCRIPTION OF BUSINESS. Morgan's Foods, Inc. and its subsidiaries ("the Company") operate 75 KFC restaurants, 7 Taco Bell restaurants, 16 KFC/Taco Bell "2n1" restaurants, 3 Taco Bell/Pizza Hut Express "2n1" restaurants, 1 KFC/Pizza Hut Express "2n1" and 1 KFC/A&W "2n1", in the states of Illinois, Missouri, Ohio, Pennsylvania, West Virginia and New York. The Company formerly operated six East Side Mario's restaurants. The Company's fiscal year is a 52-53 week year ending on the Sunday nearest the last day of February.

         USE OF ESTIMATES. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions pending completion of related events. These estimates and assumptions include the recoverability of tangible and intangible asset values, projected compliance with covenants of financing agreements and the realization of the net deferred tax asset. These estimates and assumptions affect the amounts reported at the date of the financial statements for assets, liabilities, revenues and expenses and the disclosure of contingencies. Actual results could differ from those estimates.

         PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of the Company. All significant intercompany transactions and balances have been eliminated. Certain prior year amounts have been reclassified to conform to their current year presentation.

         REVENUE RECOGNITION. The Company recognizes revenue as customers pay for products at the time of sale.

         ADVERTISING COSTS. The Company expenses advertising costs as incurred. Advertising expense was $4,697,000, $4,944,000 and $4,352,000 for fiscal years 2003, 2002 and 2001, respectively.

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

                              MORGAN'S FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               MARCH 2, 2003, MARCH 3, 2002, AND FEBRUARY 25, 2001

         Management evaluates the net carrying value of property and equipment each quarter in light of both the estimated future cash flows resulting from the use of the assets as well as the estimated liquidation value of such assets. Management believes the carrying value of property and equipment, after impairment write-downs (see Note 3), will be recovered from future cash flows.

         DEFERRED FINANCING COSTS. Costs related to the acquisition of long-term debt are capitalized and expensed as interest over the term of the related debt. Amortization expense was $139,000, $143,000 and $145,000 for fiscal years 2003, 2002 and 2001, respectively. The balance of deferred financing costs was $1,122,000 at March 2, 2003 and $1,261,000 at March 3, 2002 and is included in other assets in the consolidated balance sheets.

         FRANCHISE AGREEMENTS. Franchise agreements are recorded at cost. Amortization is computed on the straight-line method over the term of the franchise agreement. The Company's franchise agreements are predominantly 20 years in length.

         GOODWILL. At the beginning of fiscal 2003, the Company reclassified amounts previously reported as acquired franchise rights into goodwill for all periods presented as these costs represented the cost of acquisitions in excess of the fair value of identifiable assets. Prior to fiscal year 2003, goodwill was amortized over the life of the franchise agreement on a straight-line basis. Amortization expense was $539,000 and $538,000 for fiscal 2002 and 2001, respectively. Effective March 4, 2002, the Company ceased amortizing goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.

         ADVANCE ON SUPPLY AGREEMENTS. In conjunction with entering into contracts that require the Company to sell exclusively the specified beverage products for the term of the contract, the Company has received advances from the supplier. The Company amortizes advances on supply agreements as a reduction of food, paper and beverage cost of sales over the term of the related contract using the straight-line method. These advances of $1,134,000 and $1,200,000 at March 2, 2003 and March 3, 2002, respectively, are included in other long-term liabilities in the Consolidated Balance Sheets.

         LEASE ACCOUNTING. Operating lease expense is recognized on the straight-line basis over the term of the lease for those leases with fixed escalations. These accruals of $398,000 and $337,000 at March 2, 2003 and March 3, 2002, respectively, are included in other long-term liabilities in the Consolidated Balance Sheets. Prior to fiscal 2001, the Company had recognized rent expense in accordance with the applicable lease agreements as opposed to recognizing the expense on a straight-line basis over the term of the lease in accordance with generally accepted accounting principles. As a result of this, in fiscal year 2001, the Company recorded a fourth quarter adjustment of $357,000 which increased accrued rent and operating expenses. As this adjustment related to fiscal years 1989 through 2001 and was not material to the Company's consolidated results of operations or financial position for any of those prior periods, the adjustment was recorded in the period that the misstatement was identified.

                              MORGAN'S FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               MARCH 2, 2003, MARCH 3, 2002, AND FEBRUARY 25, 2001

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

         STOCK-BASED COMPENSATION. The Company's outstanding stock options are accounted for using the intrinsic value method, under which compensation cost is measured as the excess, if any, of the quoted market price of the stock at the grant date over the amount an employee must pay to acquire the stock. Had compensation cost for the options granted been determined based on their fair values at the grant dates in accordance with the fair value method of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, the Company's net income (loss) and earnings (loss) per share would have been presented at the pro forma amounts indicated below:

                                                                               Years Ended
                                                        ---------------------------------------------------------
                                                        March 2, 2003     March 3, 2002         February 25, 2001
                                                        -------------     -------------         -----------------
Net Income (loss) as reported........................   $ (1,192,000)       $ 602,000             $ (1,543,000)
Add (Subtract) stock-based compensation
  expense, net of tax:
   - As reported (intrinsic value method)............              -                -                        -
   - Pro forma (fair value method)...................              -           (6,000)                (137,000)
                                                        ------------        ---------             ------------
Net income (loss) - pro forma........................   $ (1,192,000)       $ 596,000             $ (1,680,000)
                                                        ============        =========             ============
Basic and diluted income (loss)
  per common share:
   As reported.......................................   $       (.44)       $     .21             $       (.53)
   Pro forma.........................................   $       (.44)       $     .21             $       (.57)

NOTE 2.  ACQUISITION AND DISPOSAL OF RESTAURANTS AND ASSETS.

         The Company sold the one remaining former East Side Mario's location and the related liquor license and equipment during the third and fourth quarters of fiscal 2001 and recorded a gain on the disposal of the remaining assets of $150,000 which is shown in the Consolidated Statements of Operations as "Gain from discontinued operations". The cash received as a result of this transaction was used to pay off the capital lease obligations and other expenses of the transactions. There is no tax effect of the gain.

         The East Side Mario's restaurants formerly operated by the Company began in March 1993 and encompassed six locations by April 1995. Comparable restaurant revenues for the East Side Mario's segment had declined since fiscal 1996. In fiscal 2003, 2002 and 2001 there were no operations for the East Side Mario's segment.

                              MORGAN'S FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               MARCH 2, 2003, MARCH 3, 2002, AND FEBRUARY 25, 2001

NOTE 3.  LOSS ON RESTAURANT ASSETS.

         During fiscal 2003, 2002 and 2001, the Company recognized losses totaling $551,000, $215,000 and $597,000, respectively, from the sale or disposal of restaurant assets, the closing of unprofitable restaurants and the impairment of restaurant assets. The 2003 amounts include impairment losses of $333,000 on 3 restaurants to reduce their carrying values to their estimated fair values. Due to the weak financial performance of these restaurants, management determined that future operating cash flows would not fully recover the carrying value of the restaurants' property and equipment. No restaurants were closed during fiscal years 2003 or 2002. Four restaurants were closed during fiscal 2001. At March 2, 2003 the accrual for closed restaurants consisted of remaining exit costs for two restaurants and was almost entirely lease termination costs for these two locations. These restaurants did not have a material effect upon the Company's consolidated results of operations or financial position.

NOTE 4.  INTANGIBLE ASSETS.

         In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 changes the accounting for goodwill and certain intangible assets from an amortization method to an impairment only approach. Goodwill and intangibles with indefinite lives are no longer subject to amortization, but are subject to assessment for impairment upon adoption of SFAS No. 142 and at least annually thereafter by applying a fair value based test. The Company implemented SFAS No. 142 for its fiscal 2003 year beginning March 4, 2002 and determined that it has five reporting units for the purpose of evaluating goodwill impairment which are based on the geographic market areas of its restaurants. These five reporting units are Youngstown, OH, West Virginia, Pittsburgh, PA, St Louis, MO and Erie, PA. The Company performed the transitional goodwill impairment test as well as the annual goodwill impairment test and determined that the fair value of each reporting unit was greater than its carrying value at each date.

                                                                      INTANGIBLE ASSETS
                                        -----------------------------------------------------------------------
                                                  As of March 2, 2003                  As of March 3, 2002
                                        ----------------------------------      -------------------------------
                                        Gross Carrying        Accumulated       Gross Carrying     Accumulated
                                            Amount            Amortization          Amount         Amortization
                                        --------------        ------------      --------------     ------------
Franchise Agreements...............     $    2,526,000        $   (510,000)     $    2,514,000     $   (395,000)
Goodwill...........................         10,763,000          (1,392,000)         10,763,000       (1,392,000)
                                        --------------        ------------      --------------     ------------
Total..............................     $   13,289,000        $ (1,902,000)     $   13,277,000     $ (1,787,000)
                                        ==============        ============      ==============     ============

         The Company's intangible asset amortization expense relating to its franchise agreements was $115,000, $132,000 and $129,000 for fiscal 2003, 2002 and 2001, respectively. The estimated intangible amortization expense for each of the next five years is $130,000.

         The increase in franchise agreements was due to the $35,000 purchase of an A&W franchise agreement and a $10,000 deposit on a Taco Bell franchise agreement which was partially offset by transfers of amounts from franchise agreements to other assets as the related projects were deferred to future periods.

                              MORGAN'S FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               MARCH 2, 2003, MARCH 3, 2002, AND FEBRUARY 25, 2001

         The following table reports the comparative pro forma impact of the adoption of SFAS No. 142 on the reported results of operations.

                                                                               Years Ended
                                                          ----------------------------------------------------
                                                          March 2, 2003     March 3, 2002    February 25, 2001
                                                          -------------     -------------    -----------------
Reported net income (loss)............................    $ (1,192,000)      $   602,000       $  (1,543,000)
  Add Back: Goodwill amortization.....................               -           539,000             538,000
                                                          ------------       -----------       -------------
  Pro forma net income (loss).........................    $ (1,192,000)      $ 1,141,000       $   1,005,000
                                                          ============       ===========       =============
Basic and diluted
 earnings per share:
  Reported net income (loss)..........................    $       (.44)      $       .21       $        (.53)
  Goodwill amortization...............................               -               .19                 .19
                                                          ------------       -----------       -------------
  Pro forma net income (loss).........................    $       (.44)      $       .40       $        (.34)
                                                          ============       ===========       =============

NOTE 5.  ACCRUED LIABILITIES.

         Accrued liabilities consist of the following at March 2, 2003 and March 3, 2002:

                                                             2003             2002
                                                         -----------      -----------
Accrued compensation................................     $ 1,579,000      $ 1,740,000
Accrued taxes other than income taxes...............         797,000          793,000
Accrued liabilities related to closed restaurants...         325,000          274,000
Other accrued expenses..............................         761,000          802,000
                                                         -----------      -----------
                                                         $ 3,462,000      $ 3,609,000
                                                         ===========      ===========

NOTE 6.  LONG-TERM DEBT.

         Long-term debt consists of the following at March 2, 2003 and March 3, 2002:

                                                                                                  2003                2002
                                                                                              -------------      -------------
Mortgage debt, including interest at 8.3% to 10.6%, through 2021, collateralized by seventy-five restaurants having a
 net book value at March 2, 2003 of $25,469,000..........................................     $  46,102,000      $  47,909,000

Equipment loans, including
 interest at 9.9% to 11.0% through February 2007
 collateralized by equipment at several KFC restaurants..................................         2,411,000          2,734,000

Note payable at 8%,
 including interest through July 2005....................................................           200,000            243,000
Note payable,
 including interest at 9.0%, through October 2003........................................             3,000              8,000
                                                                                              -------------      -------------
                                                                                                 48,716,000         50,894,000
Less current maturities..................................................................         2,603,000          2,331,000
                                                                                              -------------      -------------
                                                                                              $  46,113,000      $  48,563,000
                                                                                              =============      =============

                              MORGAN'S FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               MARCH 2, 2003, MARCH 3, 2002, AND FEBRUARY 25, 2001

         The combined aggregate amounts of future maturities for all long-term debt, including current maturities as of March 2, 2003 are as follows:

2004.....................................      $   2,603,000
2005.....................................          2,745,000
2006.....................................          2,929,000
2007.....................................          3,101,000
2008.....................................          2,908,000
Later years..............................         34,430,000
                                               -------------
                                               $  48,716,000
                                               =============

         The Company paid interest relating to long-term debt of approximately $4,324,000, $5,334,000 and $4,944,000 in fiscal 2003, 2002 and 2001, respectively.

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As noted above the Company has significant borrowings which require compliance with various terms and conditions including compliance with certain financial ratios, specifically a consolidated fixed charge coverage ratio of 1.2 to 1 regarding all of its mortgage loans and individual restaurant coverage ratios between 1.2 and 1.5 to 1 on certain of its loans. As of March 2, 2003 the Company was not in compliance with the consolidated ratio of 1.2 to 1 or the unit level ratios relating to $33,346,000 of its debt but has obtained waivers of these violations from the applicable lenders. As these waivers continue through the end of fiscal year 2004, the Company has classified its debt as long term as of March 2, 2003. All payments on the Company's debt have been, and continue to be, current and management believes that the Company will continue to be able to service the debt. If the Company does not comply with debt covenants in the future, and if future waivers are not obtained, the lenders will have certain remedies available to them which could include calling of the debt or acceleration of payments. Noncompliance with the requirements of the Company's mortgage debt, if not waived, could also trigger cross-default provisions of other debt agreements. Management believes that operating cash flow will provide sufficient capital to continue to operate and maintain the KFC, Taco Bell and "2n1" restaurants, service the Company's debt and support required corporate expenses.

NOTE 7.  LEASE OBLIGATIONS AND OTHER COMMITMENTS.

         Property under capital leases at March 2, 2003 and March 3, 2002 are as follows:

                                                   2003             2002
                                                -----------      ----------
Leased property:
Buildings ..............................        $   435,000      $  435,000
Equipment, furniture and fixtures.......            571,000         571,000
                                                -----------      ----------
Total ..................................          1,006,000       1,006,000
Less accumulated amortization ..........            509,000         406,000
                                                -----------      ----------
                                                $   497,000      $  600,000
                                                ===========      ==========

                              MORGAN'S FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               MARCH 2, 2003, MARCH 3, 2002, AND FEBRUARY 25, 2001

         Amortization of leased property under capital leases was $103,000, $105,000 and $112,000 in fiscal 2003, 2002 and 2001, respectively.

         Related obligations under capital leases at March 2, 2003 and March 3, 2002 are as follows:

                                             2003             2002
                                         -----------       ----------
Capital lease obligations............    $   544,000       $  649,000
Less current maturities..............        108,000          105,000
                                         -----------       ----------
Long-term capital lease obligations..    $   436,000       $  544,000
                                         ===========       ==========

         The Company paid interest of approximately $62,000, $72,000 and $81,000 relating to capital lease obligations in fiscal 2003, 2002 and 2001, respectively.

         Future minimum rental payments to be made under capital leases at March 2, 2003 are as follows:

2004..........................................     $    158,000
2005..........................................           98,000
2006..........................................           50,000
2007..........................................           50,000
2008..........................................           50,000
Later years...................................          562,000
                                                   ------------
                                                        968,000
Less amount representing
  interest at 9.4% to 11.6%  .................          424,000
                                                   ------------
Total obligations under
  capital leases..............................     $    544,000
                                                   ============

         The Company's operating leases for restaurant land and buildings are noncancellable and expire on various dates through 2019. The leases have renewal options ranging from 1 to 17 years. Certain restaurant land and building leases require the payment of additional rent equal to an amount by which a percentage of annual sales exceeds annual minimum rentals. Total contingent rentals were $71,000, $64,000 and $58,000 in fiscal 2003, 2002 and 2001, respectively. Future noncancellable minimum rental payments under operating leases at March 2, 2003, are as follows: 2004 - $2,119,000; 2005 - $1,912,000; 2006 - $1,614,000; 2007 -
$1,352,000; 2008 - $1,079,000 and an aggregate $5,632,000 for the years thereafter. Rental expense for all operating leases was $2,214,000, $2,188,000 and $2,465,000 for fiscal 2003, 2002 and 2001, respectively.

         For KFC products, the Company is required to pay royalties of 4% of gross revenues and to expend an additional 5.5% of gross revenues on national and local advertising pursuant to its franchise agreements. For Taco Bell products in KFC/Taco "2n1" restaurants operated under license agreements from Taco Bell Corporation and franchise agreements from KFC Corporation, the Company is required to pay royalties of 10% of Taco Bell gross revenues and to make advertising fund contributions of 1/2% of Taco Bell gross revenue. For Taco Bell product sales in restaurants operated under Taco Bell franchises the Company is

                              MORGAN'S FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               MARCH 2, 2003, MARCH 3, 2002, AND FEBRUARY 25, 2001

required to pay royalties of 5.5% of gross revenues and to expend an additional 4.5% of gross revenues on national and local advertising. For Pizza Hut products in Taco Bell/Pizza Hut Express "2n1" restaurants the Company is required to pay royalties of 5.5% of Pizza Hut gross revenues and to expend an additional 4.5% of Pizza Hut gross revenues on national and local advertising. For A&W products in "2n1" restaurants the Company is required to pay royalties of 7% of A&W gross revenues and to expend an additional 4% of A&W gross revenues on national and local advertising. Total royalties and advertising, which are included in the Consolidated Statements of Operations as part of restaurant operating expenses, were $8,141,000, $8,514,000 and $7,677,000 in fiscal 2003, 2002 and 2001, respectively.

         In fiscal year 2000 the Company signed an agreement and prepaid franchise fees of $170,000 which granted it the rights to develop 20 KFC, Taco Bell or KFC "2n1" restaurants in specific geographic areas. Under the agreement five restaurants are required to be developed each year over a four year period. As of March 2, 2003 the Company has developed only five restaurants under this agreement. The status of the development agreement has been discussed with the franchisor and the Company has not been declared in default of the agreement. If the Company should default on the agreement, it could lose the rights to develop certain KFC, Taco Bell and "2n1" restaurants and could forfeit the remaining balance of prepaid franchise fees, which was $90,000 at March 2, 2003. The Company believes that noncompliance with the development agreement will not have a material impact on its financial position, results of operations or cash flows.

         The franchise agreements with KFC and Taco Bell Corporation require the Company to upgrade and remodel its restaurants to comply with the franchisors' current standards within agreed upon timeframes. The Company expects to commit approximately $1,200,000 to image enhancements and expansions of seven existing restaurants during fiscal 2004. In order to meet the terms and conditions of the franchise agreements, the Company has the following obligations:

                             NUMBER
FISCAL YEAR                 OF UNITS      OBLIGATION (1)
-----------                 --------      --------------
   2005                       4 (2)       $     600,000
   2006                       8 (2)           2,200,000
   2007                       9 (2)           1,525,000
   2008                       7 (2)           1,075,000

THEREAFTER TO 2021
------------------

Image Enhancements           32               6,400,000
Relocation of
 existing restaurants        10 (3)          10,000,000
                             --           -------------
Total                        70           $  21,800,000
                             ==           =============

(1) These amounts are based on current construction cost estimates and actual costs may vary.

(2)      Required image enhancements.

(3) Generally at the time a relocation is required the related assets have been depreciated or amortized to a low net book value. If an economically suitable new location cannot be obtained, the Company may choose to close the restaurant and abandon the remaining assets.

                              MORGAN'S FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               MARCH 2, 2003, MARCH 3, 2002, AND FEBRUARY 25, 2001

         There can be no assurance that the Company will be able to accomplish the development required in the franchise and development agreements on terms acceptable to the Company. If the Company is unable to meet the requirements of a franchise agreement, the franchisor may choose to extend the time allowed for compliance or may terminate the franchise agreement.

NOTE 8.  NET INCOME (LOSS) PER COMMON SHARE.

         Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period which totaled 2,720,182, 2,851,160 and 2,931,227 for fiscal 2003, 2002 and 2001, respectively. Diluted net income (loss) per common share is based on the combined weighted average number of shares outstanding during the period which totaled 2,720,182, 2,853,789 and 2,931,227 for fiscal 2003, 2002 and 2001, respectively, which includes the assumed exercise, or conversion of 11,500 options for fiscal years 2002. For fiscal years 2003, 2002 and 2001, 286,500, 275,000 and 275,000 options were excluded from the computation of diluted earnings per share due to their antidulutive effect. In computing diluted net income (loss) per common share, the Company has utilized the treasury stock method.

NOTE 9.  INCOME TAXES.

         The current tax provision consists of state and local taxes for fiscal 2003, 2002 and 2001 of $10,000, $4,000 and $23,000, respectively. There was no deferred provision for income taxes during each of the fiscal years 2003, 2002 and 2001. There was no provision for income taxes from discontinued operations.

         A reconciliation between the provision for income taxes and income taxes calculated at the statutory tax rate of 35% is as follows:

                                                       2003              2002             2001
                                                    -----------       -----------      -----------
Tax provision (benefit)
 at statutory rate...............................   $ (414,000)       $  212,000       $ (532,000)
State and local taxes,
 net of federal benefit..........................        7,000             2,000           15,000
Utilization of net operating
 loss carryforwards..............................                       (212,000)
Losses and temporary differences
 with no tax benefit      .......................      412,000            (3,000)         512,000
Other............................................        5,000             5,000           28,000
                                                    ----------        ----------       ----------
                                                    $   10,000        $    4,000       $   23,000
                                                    ==========        ==========       ==========

                              MORGAN'S FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               MARCH 2, 2003, MARCH 3, 2002, AND FEBRUARY 25, 2001

The components of deferred tax assets (liabilities) at March 2, 2003 and March 3, 2002 are as follows:

                                                          2003               2002
                                                       -----------       ------------
Operating loss carryforwards..................         $ 2,912,000       $  2,932,000
Tax credit carryforwards......................              56,000             56,000
Property and equipment........................           1,752,000          1,547,000
Accrued expenses not currently deductible.....             502,000            366,000
Inventory valuation...........................               5,000              5,000
Advance payments..............................             431,000            329,000
Intangible assets.............................            (532,000)          (225,000)
Deferred tax asset valuation allowance........          (4,526,000)        (4,410,000)
                                                       -----------       ------------
Net deferred tax asset........................         $   600,000       $    600,000
                                                       ===========       ============

         The valuation allowance increased $116,000 during fiscal year 2003 principally due to the timing difference attributable to the depreciation of property, the increase in accrued expenses not deductible for tax purposes and the receipt of income which has been recognized for tax purposes but not yet for financial statement purposes. The valuation allowance increased $227,000 during fiscal year 2002 principally due to the receipt of income which has been recognized for tax purposes but not yet for financial statement purposes offset by the utilization and expiration of operating loss carryforwards and decreased $1,049,000 during fiscal year 2001, principally due to the utilization and expiration of operating loss carryforwards.

         At March 3, 2002, the Company has net operating loss carryforwards which, if not utilized, will expire as follows:

2005....................      $ 1,333,000
2008....................           90,000
2009....................          987,000
2012....................          744,000
2013....................          728,000
2019....................          268,000
2020....................        1,312,000
2021....................        1,090,000
2023....................          719,000
                              -----------
Total ..................      $ 7,271,000
                              ===========

         The Company also has alternative minimum tax net operating loss carryforwards of $5,084,000 which will expire, if not utilized, in varying amounts through fiscal 2023. These carryforwards are available to offset up to 90% of any alternative minimum taxable income which would otherwise be taxable. As of March 2, 2003, the Company has alternative minimum tax credit carryforwards of $56,000.

                              MORGAN'S FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               MARCH 2, 2003, MARCH 3, 2002, AND FEBRUARY 25, 2001

NOTE 10. STOCK OPTIONS AND SHAREHOLDERS' EQUITY.

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

         At the Company's annual meeting on June 25, 1999 the shareholders approved the Key Employees Stock Option Plan. This plan allows the granting of options covering 291,000 shares of stock and has essentially the same provisions as the Stock Option Plan for Executives and Managers which was discussed above. Options for 129,850 shares were granted to executives and managers of the Company on January 7, 2000 at an exercise price of $3.00. Options for 11,500 shares were granted to executives on April 27, 2001 at an exercise price of $.85.

         The Company applies APB No. 25 and related interpretations in accounting for its option grants for employees. Accordingly, no compensation cost has been recognized for options granted as the options were granted at fair market value at the date of grant. See Note 1 for pro forma disclosures of compensation cost for the options granted determined based on their fair values at the grant dates in accordance with SFAS No. 123, Accounting for Stock-Based Compensation.

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

                              MORGAN'S FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               MARCH 2, 2003, MARCH 3, 2002, AND FEBRUARY 25, 2001

         A summary of the status of the Company's options as of March 2, 2003, March 3, 2002, and February 25, 2001, respectively; and changes during the years then ended is presented below:

                                   2003                       2002                   2001
                           --------------------    -------------------     ---------------------
                                       Weighted               Weighted                  Weighted
                                        Average                Average                  Average
                                       Exercise               Exercise                  Exercise
                            Shares      Price       Shares     Price        Shares       Price
                           --------    --------    --------   --------     --------     --------
Outstanding at
 beginning of year          286,500     $ 3.48      275,000    $ 3.59       275,000      $ 3.59

Granted                           -                  11,500    $ 0.85

Forfeited                         -                       -                       -
                           --------                --------                --------

Outstanding at
 year-end                   286,500     $ 3.48      286,500    $ 3.48       275,000      $ 3.59
                           ========                ========                ========

Options exercisable
 at year-end                286,500     $ 3.48      286,500    $ 3.48       275,000      $ 3.59
                           ========                ========                ========

The following table summarizes information about stock options outstanding at March 2, 2003.

                           Number               Average           Number
                        Outstanding            Remaining        Exercisable
Exercise Prices          at 3/2/03               Life            at 3/2/03
---------------         -----------            ---------        -----------
$0.85                      11,500                7.9               11,500
$3.00                     129,850                6.9              129,850
$4.13                     145,150                6.1              145,150
                          -------                ---              -------
                          286,500                6.5              286,500
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

         The Rights are neither exercisable nor traded separately from the Common Shares. The Rights will become exercisable and begin to trade separately from the Common Shares if a person or group, unless approved in advance by the Company Board of Directors, becomes the beneficial owner of 21% or more of the then-outstanding Common Shares or announces an offer to acquire 21% or more of the then-outstanding Common Shares.

                              MORGAN'S FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               MARCH 2, 2003, MARCH 3, 2002, AND FEBRUARY 25, 2001

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

         The Company continues to be out of compliance with certain of the continued listing standards of the American Stock Exchange, as has been reported previously in the Company's SEC filings, and was required to submit a revised business plan to the Exchange indicating how the Company would achieve compliance with those standards. Specifically, the Company fell under the guidelines in Section 1003(a)(i) with shareholders' equity of less than $2,000,000 and has sustained losses from continuing operations and/or net losses in two of its three most recent fiscal years and Section 1003(a)(ii) with shareholder's equity of less than $4,000,000 and has sustained losses from continuing operations and/or net losses in three out of its four most recent fiscal years.

         On March 25, 2003 the Company submitted its revised plan to the staff at the Exchange indicating how it would regain compliance with the continued listing standards and received notice from the Exchange on April 30, 2003 that it has accepted the Company's revised plan. The Exchange has allowed the Company to continue its plan for compliance until August 17, 2003, the end of the Company's second fiscal quarter, at which time the Exchange will reassess the Company's compliance with the continued listing standards. During the term of the extension, the Exchange will monitor the Company's performance and the Company will be required to report to the Exchange any change in its performance which would be inconsistent with the plan which was approved by the Exchange on April 30. The Exchange will continue to monitor the Company's performance periodically and any failure to meet the operating plan which was accepted by the Exchange could result in the commencement of delisting proceedings. If the Company were delisted, or its common shares were suspended from trading, the liquidity of its common shares could be diminished.

NOTE 11. 401(k) RETIREMENT PLAN.

         The Company has a 401(k) Retirement Plan in which employees age 21 or older are eligible to participate. The Company matches a percentage of employee contributions. During fiscal 2003, 2002 and 2001, the Company incurred $91,000, $73,000 and $64,000, respectively, in expenses for matching contributions to the plan.

                              MORGAN'S FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               MARCH 2, 2003, MARCH 3, 2002, AND FEBRUARY 25, 2001

NOTE 12. FAIR VALUE OF FINANCIAL INSTRUMENTS.

         The Company's debt is reported at historical cost, based upon stated interest rates which represented market rates at the time of borrowing. Due to subsequent declines in credit quality throughout the restaurant industry resulting from weak and volatile operating performance and related declines in restaurant values, the market for fixed rate mortgage debt for restaurant financing is currently extremely limited. The Company's debt is not publicly traded and there are very few, if any, lenders or financing transactions for similar debt in the marketplace at this time. Consequently, management has not been able to identify a market for fixed rate restaurant mortgage debt with a similar risk profile, and has concluded that it is not practicable to estimate the fair value of the Company's debt as of March 2, 2003.

NOTE 13. NEW ACCOUNTING STANDARDS.

         In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. As specified therein, intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged are recognized as assets apart from goodwill. SFAS No. 141 is effective for all acquisitions subsequent to June 30, 2001. At the beginning of fiscal 2003, the Company reclassified amounts previously reported as acquired franchise rights into goodwill for all periods presented as these amounts represent the cost of acquisitions in excess of the fair value of the identifiable assets.

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

                              MORGAN'S FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               MARCH 2, 2003, MARCH 3, 2002, AND FEBRUARY 25, 2001

         In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, amendment of FASB Statement No. 13 and Technical Corrections, which rescinds and amends several authoritative pronouncements, and makes certain technical corrections and clarifications. SFAS No. 145 requires that gains or losses from debt extinguishments that are part of recurring operations no longer be reported as extraordinary items. SFAS No. 145 also requires certain lease modifications that have economic effects similar to sale-leaseback transactions to be accounted for as sale-leasebacks. Adoption of SFAS No. 145 did not have a material effect on the Company's financial position or results of operations.

         In June 2002, the FASB issued SFAS No. 146 Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 is effective for activity initiated after December 31, 2002. The Company implemented SFAS No. 146 beginning January 1, 2003. The adoption of SFAS No. 146 did not have a material effect on the Company's consolidated financial position or results of operations.

         In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No.
123. This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Under the provisions of SFAS No. 148, companies that choose to adopt the accounting provisions of SFAS No. 123 will be permitted to select from three transition methods: Prospective method, Modified prospective method and Retroactive restatement method. The transition and annual disclosure provisions of SFAS No. 148 are effective for the fiscal years ending after December 15, 2002. The Company will continue to follow the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148.

                              MORGAN'S FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               MARCH 2, 2003, MARCH 3, 2002, AND FEBRUARY 25, 2001

NOTE 14. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED).

                                                                           FISCAL 2003 QUARTER ENDED
                                                      ------------------------------------------------------------
                                                        MAY 26,       AUGUST 18,     NOVEMBER 10,       MARCH 2,
                                                         2002           2002             2002            2003
                                                      -----------    -----------     ------------     ------------
Revenues..........................................    $19,159,000    $20,348,000     $ 19,617,000     $ 23,202,000
Operating costs and expenses, net.................     17,914,000     19,109,000       18,774,000       22,994,000
Operating income..................................      1,245,000      1,239,000          843,000          208,000
Net income (loss).................................        142,000        148,000         (284,000)      (1,198,000)
Basic and diluted net
 income (loss) per share..........................            .05            .05             (.10)            (.44)

                                                                          FISCAL 2002 QUARTER ENDED
                                                      ------------------------------------------------------------
                                                        MAY 20,       AUGUST 12,      NOVEMBER 4,       MARCH 3,
                                                         2001            2001            2001             2002
                                                      -----------    -----------     ------------     ------------
Revenues..........................................    $18,607,000    $19,939,000     $ 20,418,000     $ 25,966,000
Operating costs and expenses, net.................     17,505,000     18,348,000       18,709,000       24,675,000
Operating income..................................      1,102,000      1,591,000        1,709,000        1,291,000
Net income (loss).................................        (65,000)       435,000          552,000         (320,000)
Basic and diluted net
 income (loss) per share..........................           (.02)           .15              .20             (.12)

         The fourth quarter of fiscal 2003 results include impairment losses of $333,000 on three operating restaurants to reduce their carrying values to their estimated fair values. Although asset impairment calculations prepared in prior quarters did not require a write down, acceleration in the deterioration of the operating results and trade areas of these restaurants during the fourth quarter of fiscal 2003 necessitated the recording of the write down during that period.

NOTE 15. SUBSEQUENT EVENTS.

         On April 16, 2003, Richard Arons, one of the Company's directors, sold 431,400 Common Shares of the Company to Mortgage Information Services, Inc., a private company controlled by Leonard Stein-Sapir, Chairman of the Board of the Company. On April 17, 2003, Mr. Arons entered into a contract to sell an additional 13,333 Common Shares to Mortgage Information Services, Inc. on or before June 6, 2003. Both of these transactions were approved on April 14, 2003, by the Company's Board of Directors. In conjunction with these transactions, the Company amended its Shareholder Rights Plan, effective April 14, 2003, to exempt Mr. Stein-Sapir and his affiliates and associates (including Mortgage Information Services, Inc.) from the definition of "Acquiring Person" under the Shareholder Rights Plan unless Mr. Stein-Sapir and his affiliates and associates collectively own 38% or more of the Company's outstanding Common Shares. As of May 14, 2003, Mr. Stein-Sapir and his affiliates and associates beneficially owned 33.9% of the Company's outstanding Common Shares.

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
                                 ITEM 14 (a) (3)

Exhibit
Number                              Exhibit Description
------                              -------------------
3.1         Amended Articles of Incorporation, as amended (1)

3.2         Amended Code of Regulations (1)

4.1         Specimen Certificate for Common Shares (2)

4.2         Shareholder Rights Plan (3)

4.3         Amendment to Shareholder Rights Agreement

10.1        Specimen KFC Franchise Agreements (4)

10.2        Specimen Taco Bell Franchise Agreement (5)

10.3        Executive and Manager Nonqualified Stock Option Plan (6)

10.4        Key Employee Nonqualified Stock Option Plan (6)

10.5        Asset Purchase Agreements with Taco Bell Corp. and KFC Corporation and their Various
            Affiliated Companies (7)

10.6        Form of Mortgage Loan Agreement with Captec Financial Group, Inc. (8)

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

(3) Filed as an exhibit to the Registrant's Form 8-A dated May 7, 1999 and incorporated herein by reference.

(4) Filed as an exhibit to the Registrant's Registration Statement (No. 2-78035) on Form S-1 and incorporated herein by reference.

(5) Filed as an exhibit to Registrant's Form 10-K for the 2000 fiscal year and incorporated herein by reference.

(6) Filed as an exhibit to the Registrant's Form S-8 filed November 17, 1999 and incorporated herein by reference.

(7) Filed as an exhibit to Registrant's Form 8-KA filed September 27, 1999 and incorporated herein by reference.

(8) Filed as an exhibit to the Registrant's Form 10-K for the 1996 fiscal year and incorporated herein by reference.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Morgan's Foods, Inc.

Dated: May 30, 2003                       /s/ Leonard R. Stein-Sapir
                                          --------------------------------------
                                          By: Leonard R. Stein-Sapir
                                              Chairman of the Board,
                                              Chief Executive Officer & Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Leonard R. Stein-Sapir                /s/ Lawrence S. Dolin
----------------------------------------  --------------------------------------
By: Leonard R. Stein-Sapir                By: Lawrence S. Dolin
    Chairman of the Board,                    Director
    Chief Executive Officer & Director        Dated: May 30, 2003
    Dated: May 30, 2003

/s/ James J. Liguori                      /s/ Steven S. Kaufman
----------------------------------------  --------------------------------------
By: James J. Liguori                      By: Steven S. Kaufman
    Director, President &                     Director
    Chief Operating Officer                   Dated: May 30, 2003
    Dated: May 30, 2003

/s/ Kenneth L. Hignett                    /s/ Richard A. Arons
----------------------------------------  --------------------------------------
By: Kenneth L. Hignett                    By: Richard A. Arons
    Director, Senior Vice President,          Director
    Chief Financial Officer & Secretary       Dated: May 30, 2003
    Dated: May 30, 2003

                                          /s/ Bernard Lerner
                                          --------------------------------------
                                          By: Bernard Lerner
                                              Director
                                              Dated: May 30, 2003

                                 CERTIFICATIONS

I, Leonard R. Stein-Sapir, certify that:

1.   I have reviewed this annual report on Form 10-K of Morgan's Foods, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 30, 2003                           /s/ Leonard R. Stein-Sapir
                                             -----------------------------------
                                                 Leonard R. Stein-Sapir
                                                 Chairman of the Board,
                                                 Chief Executive Officer

                                 CERTIFICATIONS

I, Kenneth L. Hignett, certify that:

1.   I have reviewed this annual report on Form 10-K of Morgan's Foods, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 30, 2003                       /s/ Kenneth L. Hignett
                                         -----------------------------------
                                             Kenneth L. Hignett,
                                             Senior Vice President,
                                             Chief Financial Officer & Secretary