Form 10-Q
period 2003-05-25
MORGANS FOODS INC
filed 2003-07-09
CIK 68145

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the period ended                   May 25, 2003
                      --------------------------------------------------------

Commission file number                    0-3833
                       -------------------------------------------------------

                              Morgan's Foods, Inc.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Ohio                                               34-0562210
------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                           Identification Number)

24200 Chagrin Boulevard, Suite 126, Beachwood, Ohio                  44122
------------------------------------------------------------------------------
     (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:            (216) 360-7500
                                                    --------------------------

------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


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

                                                    Yes .......     No ...X...

         As of June 27, 2003, the issuer had 2,718,441 shares of common stock outstanding.

                          PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

                              Morgan's Foods, Inc.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (unaudited)
-------------------------------------------------------------------------------

                                                        QUARTER ENDED
                                                 ------------------------------
                                                 MAY 25, 2003      MAY 26, 2002
                                                 ------------      ------------
REVENUES ...................................     $ 19,828,000      $ 19,159,000

COST OF SALES:
 FOOD, PAPER AND BEVERAGE ..................        6,069,000         5,834,000
 LABOR AND BENEFITS ........................        5,358,000         5,233,000
RESTAURANT OPERATING EXPENSES ..............        5,000,000         4,758,000
DEPRECIATION AND AMORTIZATION ..............          803,000           764,000
GENERAL AND ADMINISTRATIVE EXPENSES ........        1,305,000         1,315,000
LOSS ON RESTAURANT ASSETS ..................           10,000            10,000
                                                 ------------      ------------
OPERATING INCOME ...........................        1,283,000         1,245,000
INTEREST EXPENSE:
 BANK DEBT AND NOTES PAYABLE ...............       (1,109,000)       (1,141,000)
 CAPITAL LEASES ............................          (11,000)          (14,000)
OTHER INCOME AND EXPENSE, NET ..............           21,000            54,000
                                                 ------------      ------------
NET INCOME BEFORE INCOME TAXES .............          184,000           144,000
PROVISION FOR INCOME TAXES .................            4,000             2,000
                                                 ------------      ------------
NET INCOME .................................     $    180,000      $    142,000
                                                 ============      ============
BASIC AND DILUTED NET INCOME
 PER COMMON SHARE ..........................     $        .07      $        .05
                                                 ============      ============

BASIC WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING ........................        2,718,441         2,726,468
DILUTED WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING ........................        2,725,293         2,734,600


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              MORGAN'S FOODS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)
-------------------------------------------------------------------------------


                                                      MAY 25, 2003    MARCH 2, 2003
                                                      ------------    ------------
ASSETS
 CURRENT ASSETS:
  CASH AND EQUIVALENTS ............................   $  4,791,000    $  4,901,000
  CERTIFICATE OF DEPOSIT ..........................        300,000            --
  RECEIVABLES .....................................        457,000         300,000
  INVENTORIES .....................................        517,000         492,000
  PREPAID EXPENSES ................................        640,000         562,000
                                                      ------------    ------------
                                                         6,705,000       6,255,000
 PROPERTY AND EQUIPMENT:
  LAND ............................................     10,970,000      10,970,000
  BUILDINGS AND IMPROVEMENTS ......................     18,795,000      18,781,000
  PROPERTY UNDER CAPITAL LEASES ...................      1,006,000       1,006,000
  LEASEHOLD IMPROVEMENTS ..........................      7,389,000       7,380,000
  EQUIPMENT, FURNITURE AND FIXTURES ...............     18,691,000      18,618,000
  CONSTRUCTION IN PROGRESS ........................        323,000          54,000
                                                      ------------    ------------
                                                        57,174,000      56,809,000
  LESS ACCUMULATED DEPRECIATION AND AMORTIZATION ..     21,127,000      20,357,000
                                                      ------------    ------------
                                                        36,047,000      36,452,000
 OTHER ASSETS .....................................      1,299,000       1,331,000
 FRANCHISE AGREEMENTS .............................      1,986,000       2,016,000
 DEFERRED TAXES ...................................        600,000         600,000
 GOODWILL .........................................      9,371,000       9,371,000
                                                      ------------    ------------
                                                      $ 56,008,000    $ 56,025,000
                                                      ============    ============
LIABILITIES AND SHAREHOLDERS' DEFICIT
 CURRENT LIABILITIES:
    CURRENT MATURITIES OF LONG-TERM DEBT ..........   $  2,651,000    $  2,603,000
    CURRENT MATURITIES OF CAPITAL LEASE OBLIGATIONS         98,000         108,000
    ACCOUNTS PAYABLE ..............................      3,696,000       3,193,000
    ACCRUED LIABILITIES ...........................      3,405,000       3,462,000
                                                      ------------    ------------
                                                         9,850,000       9,366,000
  LONG-TERM DEBT ..................................     45,428,000      46,113,000
  LONG-TERM CAPITAL LEASE OBLIGATIONS .............        419,000         436,000
  OTHER LONG-TERM LIABILITIES .....................      1,553,000       1,532,000


SHAREHOLDERS' DEFICIT
PREFERRED SHARES, 1,000,000 SHARES AUTHORIZED,
  NO SHARES OUTSTANDING
COMMON STOCK
 AUTHORIZED SHARES - 25,000,000
 ISSUED SHARES - 2,969,405 ........................         30,000          30,000
 TREASURY STOCK - 250,964 IN 2004 AND 2003 ........       (284,000)       (284,000)
CAPITAL IN EXCESS OF STATED VALUE .................     28,829,000      28,829,000
ACCUMULATED DEFICIT ...............................    (29,817,000)    (29,997,000)
                                                      ------------    ------------
TOTAL SHAREHOLDERS' DEFICIENCY ....................     (1,242,000)     (1,422,000)
                                                      ------------    ------------
                                                      $ 56,008,000    $ 56,025,000
                                                      ============    ============


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              Morgan's Foods, Inc.

               CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIENCY

                                   (unaudited)


                                 COMMON SHARES            TREASURY SHARES           CAPITAL IN                       TOTAL
                            -----------------------   -------------------------     EXCESS OF      ACCUMULATED    SHAREHOLDERS'
                             SHARES        AMOUNT      SHARES         AMOUNT       STATED VALUE      DEFICIT       DEFICIENCY
                            ---------    ----------   ---------    ------------    ------------   ------------    ------------

Balance, March 3, 2002 ..   2,969,405    $   30,000    (241,564)   $   (251,000)   $ 28,829,000   $(28,805,000)   $   (197,000)

Net loss ................        --            --          --              --              --       (1,192,000)     (1,192,000)

Purchase of common shares        --            --        (9,400)        (33,000)           --             --           (33,000)
                            ---------    ----------   ---------    ------------    ------------   ------------    ------------

Balance March 2, 2003 ...   2,969,405        30,000    (250,964)       (284,000)     28,829,000   (29,997,000)      (1,422,000)

Net income ..............        --            --          --              --              --          180,000         180,000
                            ---------    ----------   ---------    ------------    ------------   ------------    ------------

Balance May 25, 2003 ....   2,969,405    $   30,000    (250,964)   $   (284,000)   $ 28,829,000   $(29,817,000)   $ (1,242,000)
                            =========    ==========   =========    ============    ============   ============    ============



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              Morgan's Foods, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (unaudited)


                                                            QUARTER ENDED
                                                     ---------------------------
                                                     MAY 25, 2003   MAY 26, 2002
                                                     ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    NET INCOME ....................................   $   180,000    $   142,000
    ADJUSTMENTS TO RECONCILE TO NET CASH
      PROVIDED BY OPERATING ACTIVITIES:
       DEPRECIATION AND AMORTIZATION ..............       803,000        764,000
       AMORTIZATION OF DEFERRED FINANCING COSTS ...        32,000         33,000
       AMORTIZATION OF SUPPLY AGREEMENT ADVANCES ..      (179,000)      (196,000)
       FUNDING FROM SUPPLY AGREEMENTS .............        68,000         62,000
       LOSS ON RESTAURANT ASSETS ..................        10,000         10,000
       CHANGE IN ASSETS AND LIABILITIES:
        INCREASE IN RECEIVABLES ...................      (157,000)      (102,000)
        INCREASE IN INVENTORIES ...................       (25,000)       (63,000)
        DECREASE (INCREASE) IN PREPAID EXPENSES ...       (78,000)       110,000
        DECREASE IN OTHER ASSETS ..................          --           18,000
        INCREASE (DECREASE) IN ACCOUNTS PAYABLE ...       503,000       (249,000)
        INCREASE IN ACCRUED LIABILITIES ...........        65,000         51,000
                                                      -----------    -----------
    NET CASH PROVIDED BY OPERATING ACTIVITIES .....     1,222,000        580,000
                                                      -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    CAPITAL EXPENDITURES ..........................      (368,000)       (98,000)
    PURCHASE OF CERTIFICATE OF DEPOSIT ............      (300,000)          --
                                                      -----------    -----------
    NET CASH USED IN INVESTING ACTIVITIES .........      (668,000)       (98,000)
                                                      -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    PRINCIPAL PAYMENTS ON LONG-TERM DEBT ..........      (637,000)      (370,000)
    PRINCIPAL PAYMENTS ON CAPITAL LEASE OBLIGATIONS       (27,000)       (25,000)
    PURCHASE OF TREASURY SHARES ...................          --          (33,000)
                                                      -----------    -----------
    NET CASH USED BY FINANCING ACTIVITIES .........      (664,000)      (428,000)
                                                      -----------    -----------
    NET CHANGE IN CASH AND EQUIVALENTS ............      (110,000)        54,000
    CASH AND EQUIVALENTS, BEGINNING BALANCE .......     4,901,000      7,441,000
                                                      -----------    -----------
    CASH AND EQUIVALENTS, ENDING BALANCE ..........   $ 4,791,000    $ 7,495,000
                                                      ===========    ===========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              Morgan's Foods, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  QUARTERS ENDED MAY 25, 2003 AND MAY 26, 2002
                                   (unaudited)


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

         The interim consolidated financial statements of Morgan's Foods, Inc. have been prepared without audit. In the opinion of Company Management, all adjustments have been included. Unless otherwise disclosed, all adjustments consist only of normal recurring adjustments necessary for a fair statement of results of operations for the interim periods. Except as noted in the notes to the financial statements, these unaudited financial statements have been prepared using the same accounting principles that were used in preparation of the Company's annual report on Form 10-K for the year ended March 2, 2003.

         Certificate of Deposit. During the first quarter of fiscal 2004, the Company issued a letter of credit for $300,000 in favor of one of its vendors. The letter of credit which expires September 27, 2003 is secured by a $300,000 certificate of deposit.

NOTE 2.  INCOME PER COMMON SHARE.

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

NOTE 3.  STOCK OPTIONS.

         The Company's outstanding stock options are accounted for using the intrinsic value method, under which compensation cost is measured as the excess, if any, of the quoted market price of the stock at the grant date over the amount an employee must pay to acquire the stock. Had compensation cost for the options granted been determined based on their fair values at the grant dates in accordance with the fair value method of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, the Company's net income and earnings per share would have been presented at the pro forma amounts indicated below:

                                                 Quarter Ended
                                           --------------------------
                                           May 25, 2003  May 26, 2002
                                           ------------  ------------
Net income as reported ..................   $   180,000   $   142,000
Add (subtract) stock-based compensation
  expense, net of tax:
   - As reported (intrinsic value method)          --            --
   - Pro forma (fair value method) ......          --            --
                                            -----------   -----------
Net income - pro forma ..................   $   180,000   $   142,000
                                            ===========   ===========
Basic and diluted income
  per common share:
   As reported ..........................   $       .07   $       .05
   Pro forma ............................   $       .07   $       .05

NOTE 4.  NEW ACCOUNTING STANDARDS.

         In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. The new rules apply to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of long-lived assets. The Company adopted the provisions of SFAS No. 143 beginning in fiscal 2004. The adoption of SFAS No. 143 did not have a material impact on the Company's consolidated financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Description of Business. Morgan's Foods, Inc. ("the Company") operates, through wholly-owned subsidiaries KFC restaurants under franchises from KFC Corporation and Taco Bell restaurants under franchises from Taco Bell Corporation. As of June 27, 2003, the Company operates 75 KFC restaurants, 7 Taco Bell restaurants, 16 KFC/Taco Bell "2n1's" under franchises from KFC Corporation and franchises or licenses from Taco Bell Corporation, 3 Taco Bell/Pizza Hut Express "2n1's" operated under franchisees from Taco Bell Corporation and licenses from Pizza Hut Corporation, 1 KFC/Pizza Hut Express "2n1" operated under a franchise from KFC Corporation and a license from Pizza Hut Corporation and 1 KFC/A&W "2n1" operated under a franchise from KFC Corporation and a license from A&W Restaurants, Inc. The Company's fiscal year is a 52 - 53 week year ending on the Sunday nearest the last day of February.

      SUMMARY OF EXPENSES AND OPERATING INCOME AS A PERCENTAGE OF REVENUES

                                               QUARTER ENDED
                                        ----------------------------
                                        MAY 25, 2003    MAY 26, 2002
                                        ------------    ------------
Cost of sales:
  Food, paper and beverage ........          30.6%        30.5%
  Labor and benefits ..............          27.0%        27.3%
Restaurant operating expenses .....          25.2%        24.8%
Depreciation and amortization .....           4.0%         4.0%
General and administrative expenses           6.6%         6.9%
Operating income ..................           6.5%         6.5%

         Revenues. Revenues for the quarter ended May 25, 2003 were $19,828,000 compared to $19,159,000 for the quarter ended May 26, 2002. This increase of $669,000 was primarily due to a 3.2% increase in comparable restaurant revenues. The increase in comparable restaurant revenues was primarily the result of effective product promotions by the franchisors and increased local advertising during the quarter.

         Costs of Sales - Food, Paper and Beverages. Food, paper and beverage costs for the first quarter increased as a percentage of revenue from 30.5% in fiscal 2003 to 30.6% in fiscal 2004. This increase was primarily the result of product promotions during the first quarter of fiscal 2004 having a higher food cost than those which were promoted during the first quarter of fiscal 2003. This increase was partially offset by efficiencies gained from higher average restaurant volumes as well as rebates from increased beverage sales.

         Cost of Sales - Labor and Benefits. Labor and benefits decreased as a percentage of revenue for the quarter ended May 25, 2003 to 27.0% compared to 27.3% for the year earlier quarter. The decrease was primarily due to efficiencies gained from higher average restaurant volumes which were partially offset by increased health care costs.

         Restaurant Operating Expenses. Restaurant operating expenses increased as a percentage of revenue to 25.2% in the first quarter of fiscal 2004 compared to 24.8% in the first quarter of fiscal 2003. This increase was primarily due to increased general insurance and local advertising costs which were partially offset by efficiencies gained from higher restaurant volumes.

         Depreciation and Amortization. Depreciation and amortization increased to $803,000 in the current year first quarter from $764,000 in the prior year first quarter. This increase was a result of restaurant development which was placed in service later in fiscal year 2003.

         General and Administrative Expenses. General and administrative expenses were substantially unchanged at $1,305,000 and $1,315,000 for the first quarters of fiscal 2004 and 2003 respectively.

         Loss on Restaurant Assets. The loss on restaurant assets was unchanged at $10,000 in the first quarters of fiscal 2004 and 2003.

         Operating Income. Operating income in the first quarter of fiscal 2004 increased to $1,283,000 or 6.5% of revenues compared to $1,245,000 or 6.5% of revenues for the first quarter of fiscal 2003. Operating income was a consistent percentage of revenues as a result of higher average restaurant volumes being offset by higher cost product promotions, increased health care and general insurance costs and increased depreciation expense.

         Iterest Expense. Interest expense on bank debt decreased to $1,109,000 in the first quarter of fiscal 2004 from $1,141,000 in fiscal 2003 due to lower debt balances during the fiscal 2004 quarter. Interest expense on capitalized leases was substantially unchanged from the prior year first quarter.

         Other Income. Other income decreased to $21,000 in the first quarter of fiscal 2004 from $54,000 in the first quarter of fiscal 2003 as a result of lower interest income due to decreases in both the interest rate earned and the average cash balance in the first quarter of fiscal 2004.

         Provision for Income Taxes. The provision for income taxes was substantially unchanged at $4,000 and $2,000 in the first quarters of fiscal 2004 and 2003, respectively.

         Liquidity and Capital Resources. Cash flow activity for the twelve weeks of fiscal 2004 and fiscal 2003 is presented in the Consolidated Statements of Cash Flows. Cash provided by operating activities was $1,222,000 for the twelve weeks ended May 25, 2003. The Company paid scheduled long-term bank and capitalized lease debt of $664,000 in the first quarter of fiscal 2004.

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

         The Company's debt arrangements require the maintenance of a consolidated fixed charge coverage ratio of 1.2 to 1 regarding all of its mortgage loans and individual restaurant coverage ratios between 1.2 and 1.5 to 1 on certain of its loans. As of March 2, 2003, the Company was not in compliance with the consolidated ratio of 1.2 to 1 or the unit level ratios relating to $33,346,000 of its debt. The Company has obtained waivers of these violations from the applicable lenders. As these waivers continue through the end of fiscal year 2004, the Company has classified its debt as long term as of March 2, 2003 and May 25, 2003. All payments on the Company's debt have been, and continue to be current and management believes that the Company will continue to be able to service the debt. If the Company does not comply with debt covenants in the future, and if future waivers are not obtained, the lenders will have certain remedies available to them which could include calling of the debt or acceleration of payments. Noncompliance with the requirements of the Company's mortgage debt, if not waived, could also trigger cross-default provisions of other debt agreements.

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

         Commitments. During the first quarter of fiscal year 2004, the Company issued a letter of credit for $300,000 in favor of one of its vendors. The letter of credit which expires September 27, 2003 is secured by a $300,000 certificate of deposit.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Information required by this item is included under "Liquidity and Capital Resources".

ITEM 4.  CONTROLS AND PROCEDURES.

(a) Within the 90-day period prior to the filing date of this Quarterly Report on Form 10-Q, the Company, under the supervision, and with the participation, of its management, including its Chief Executive Officer and Chief Financial Officer, performed an evaluation of the Company's disclosure controls and procedures, as contemplated by Securities Exchange Act Rule 13a-15. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures were effective.

(b) No significant changes were made in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation performed pursuant to Securities Exchange Act Rule 13a-15 referred to above.

                            PART II OTHER INFORMATION


ITEM 5. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's annual meeting of shareholders was held on June 27, 2003 and voting was conducted on the following proposals:


Proposal 1 - The election of seven Directors. The following seven Directors were elected:

NAME                           FOR             WITHHOLD          ABSTAIN
----                           ---             --------          -------

Leonard Stein-Sapir         2,493,319            5,048           26,262
Lawrence S. Dolin           2,497,640              727           26,262
Bahman Guyuron, M.D         2,496,540            1,827           26,262
Kenneth L. Hignett          2,494,306            4,061           26,262
Steven S. Kaufman           2,497,814              553           26,262
Bernard Lerner              2,497,814              553           26,262
James J. Liguori            2,493,540            4,827           26,262

                              MORGAN'S FOODS, INC.
                                INDEX TO EXHIBITS


Exhibit
Number     Exhibit Description
-------    -------------------

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




                                                  Morgan's Foods, Inc.
                                     -----------------------------------------
                                                      (Registrant)


Dated:  July 9, 2003                 By: /s/ Kenneth L. Hignett
        ------------                     -------------------------------------
                                          Kenneth L. Hignett
                                          Senior Vice President,
                                          Chief Financial Officer & Secretary

                                 CERTIFICATIONS
                                 --------------

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

     c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: July 9, 2003                              /s/ Leonard R. Stein-Sapir
                                                ------------------------------
                                                    Leonard R. Stein-Sapir
                                                    Chairman of the Board,
                                                    Chief Executive Officer

                                 CERTIFICATIONS
                                 --------------

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

     c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: July 9, 2003                   /s/ Kenneth L. Hignett
                                     -----------------------------------------
                                         Kenneth L. Hignett,
                                         Senior Vice President,
                                         Chief Financial Officer & Secretary