Form 10-Q
period 2003-08-17
MORGANS FOODS INC
filed 2003-10-01
CIK 68145

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the period ended                   August 17, 2003
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

                             Yes  X   No
                                 ---     ---

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                             Yes      No  X
                                 ---     ---

         As of September 19, 2003, the issuer had 2,718,441 shares of common stock outstanding.

                          PART I FINANCIAL INFORMATION

  Item 1.  Financial Statements.

                              MORGAN'S FOODS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (unaudited)
 -------------------------------------------------------------------------------

                                                                                                  QUARTER  ENDED
                                                                                     ---------------------------------------
                                                                                     AUGUST 17, 2003         AUGUST 18, 2002
                                                                                     ---------------         ---------------
REVENUES........................................................................       $19,663,000             $20,348,000

COST OF SALES:
 FOOD, PAPER AND BEVERAGE.......................................................         5,812,000               6,353,000
 LABOR AND BENEFITS.............................................................         5,623,000               5,388,000
RESTAURANT OPERATING EXPENSES...................................................         5,001,000               5,133,000
DEPRECIATION AND AMORTIZATION...................................................           796,000                 786,000
GENERAL AND ADMINISTRATIVE EXPENSES.............................................         1,384,000               1,391,000
LOSS ON RESTAURANT ASSETS.......................................................            37,000                  58,000
                                                                                       -----------             -----------
OPERATING INCOME................................................................         1,010,000               1,239,000
INTEREST EXPENSE:
 BANK DEBT AND NOTES PAYABLE....................................................        (1,057,000)             (1,114,000)
 CAPITAL LEASES.................................................................           (12,000)                (14,000)
OTHER INCOME AND EXPENSE, NET...................................................            33,000                  40,000
                                                                                       -----------             -----------
INCOME (LOSS) BEFORE INCOME TAXES...............................................           (26,000)                151,000
PROVISION FOR INCOME TAXES......................................................               -                     3,000
                                                                                       -----------             -----------
NET INCOME (LOSS)...............................................................       $   (26,000)            $   148,000
                                                                                       ===========             ===========
BASIC AND DILUTED NET INCOME (LOSS)
 PER COMMON SHARE...............................................................       $      (.01)            $       .05
                                                                                       ===========             ===========

BASIC WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING.............................................................         2,718,441               2,721,206
DILUTED WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING.............................................................         2,718,441               2,755,562


                 See notes to consolidated financial statements.

                          PART I FINANCIAL INFORMATION

Item 1.  Financial Statements.

                              MORGAN'S FOODS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (unaudited)
--------------------------------------------------------------------------------

                                                                                            TWENTY-FOUR WEEKS ENDED
                                                                                     ---------------------------------------
                                                                                     AUGUST 17, 2003         AUGUST 18, 2002
                                                                                     ---------------         ---------------
REVENUES........................................................................       $39,491,000             $39,507,000

COST OF SALES:
 FOOD, PAPER AND BEVERAGE.......................................................        11,881,000              12,187,000
 LABOR AND BENEFITS.............................................................        10,981,000              10,621,000
RESTAURANT OPERATING EXPENSES...................................................        10,001,000               9,891,000
DEPRECIATION AND AMORTIZATION...................................................         1,599,000               1,550,000
GENERAL AND ADMINISTRATIVE EXPENSES.............................................         2,689,000               2,706,000
LOSS ON RESTAURANT ASSETS.......................................................            47,000                  68,000
                                                                                       -----------            ------------
OPERATING INCOME................................................................         2,293,000               2,484,000
INTEREST EXPENSE:
 BANK DEBT AND NOTES PAYABLE....................................................        (2,166,000)             (2,255,000)
 CAPITAL LEASES.................................................................           (23,000)                (28,000)
OTHER INCOME AND EXPENSE, NET...................................................            54,000                  94,000
                                                                                       -----------             -----------
INCOME BEFORE INCOME TAXES......................................................           158,000                 295,000
PROVISION FOR INCOME TAXES......................................................             4,000                   5,000
                                                                                       -----------             -----------
NET INCOME .....................................................................       $   154,000             $   290,000
                                                                                       ===========             ===========
BASIC AND DILUTED NET INCOME
 PER COMMON SHARE...............................................................       $       .06             $       .11
                                                                                       ===========             ===========

BASIC WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING.............................................................         2,718,441               2,719,833
DILUTED WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING.............................................................         2,725,096               2,741,234


                 See notes to consolidated financial statements.

                              MORGAN'S FOODS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                     AUGUST 17, 2003        MARCH 2 18, 2002
                                                                                     ---------------        ----------------
ASSETS
 CURRENT ASSETS:
  CASH AND EQUIVALENTS..........................................................    $      5,444,000        $       4,901,000
  SHORT TERM INVESTMENT.........................................................             300,000                 -
  RECEIVABLES...................................................................             219,000                  300,000
  INVENTORIES...................................................................             512,000                  492,000
  PREPAID EXPENSES..............................................................             447,000                  562,000
                                                                                    ----------------        -----------------
                                                                                           6,922,000                6,255,000
 PROPERTY AND EQUIPMENT:
  LAND..........................................................................          10,970,000               10,970,000
  BUILDINGS AND IMPROVEMENTS....................................................          18,917,000               18,781,000
  PROPERTY UNDER CAPITAL LEASES.................................................           1,006,000                1,006,000
  LEASEHOLD IMPROVEMENTS........................................................           7,453,000                7,380,000
  EQUIPMENT, FURNITURE AND FIXTURES.............................................          18,796,000               18,618,000
  CONSTRUCTION IN PROGRESS......................................................             431,000                   54,000
                                                                                    ----------------        -----------------
                                                                                          57,573,000               56,809,000
  LESS ACCUMULATED DEPRECIATION AND AMORTIZATION................................          21,898,000               20,357,000
                                                                                    ----------------        -----------------
                                                                                          35,675,000               36,452,000
 OTHER ASSETS...................................................................           1,268,000                1,331,000
 FRANCHISE AGREEMENTS...........................................................           1,965,000                1,982,000
 DEFERRED TAXES.................................................................             600,000                  600,000
 GOODWILL.......................................................................           9,405,000                9,405,000
                                                                                    ----------------        -----------------
                                                                                    $     55,835,000        $      56,025,000
                                                                                    ================        =================
LIABILITIES AND SHAREHOLDERS' DEFICIT
 CURRENT LIABILITIES:
    CURRENT MATURITIES OF LONG-TERM DEBT........................................    $      2,676,000        $       2,603,000
    CURRENT MATURITIES OF CAPITAL LEASE OBLIGATIONS ............................              89,000                  108,000
    ACCOUNTS PAYABLE............................................................           4,078,000                3,193,000
    ACCRUED LIABILITIES.........................................................           3,427,000                3,462,000
                                                                                    ----------------        -----------------
                                                                                          10,270,000                9,366,000
  LONG-TERM DEBT ...............................................................          44,759,000               46,113,000
  LONG-TERM CAPITAL LEASE OBLIGATIONS ..........................................             402,000                  436,000
  OTHER LONG-TERM LIABILITIES ..................................................           1,672,000                1,532,000

SHAREHOLDERS' DEFICIT
PREFERRED SHARES, 1,000,000 SHARES AUTHORIZED,
  NO SHARES OUTSTANDING
COMMON STOCK
 AUTHORIZED SHARES - 25,000,000
 ISSUED SHARES - 2,969,405......................................................              30,000                   30,000
 TREASURY STOCK - 250,964 SHARES................................................            (284,000)                (284,000)
CAPITAL IN EXCESS OF STATED VALUE...............................................          28,829,000               28,829,000
ACCUMULATED DEFICIT.............................................................         (29,843,000)             (29,997,000)
                                                                                    ----------------        -----------------
TOTAL SHAREHOLDERS' DEFICIENCY..................................................          (1,268,000)              (1,422,000)
                                                                                    ----------------        -----------------
                                                                                    $     55,835,000        $      56,025,000
                                                                                    ================        =================

                 See notes to consolidated financial statements.

                              MORGAN'S FOODS, INC.

               CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIENCY

                                   (unaudited)

                                      COMMON SHARES           TREASURY SHARES       CAPITAL IN                        TOTAL
                                 ---------------------    ----------------------     EXCESS OF      ACCUMULATED     SHAREHOLDERS'
                                   SHARES      AMOUNT      SHARES        AMOUNT     STATED VALUE      DEFICIT        DEFICIENCY
                                 ---------    --------    --------     ---------    ------------    ------------    -----------
Balance, March 3, 2002......     2,969,405    $ 30,000    (241,564)    $(251,000)    $28,829,000    $(28,805,000)   $  (197,000)

Net loss....................         -            -           -             -             -           (1,192,000)    (1,192,000)

Purchase of common shares...         -            -         (9,400)      (33,000)         -                -            (33,000)
                                 ---------    --------    --------     ---------     -----------    ------------    -----------

Balance March 2, 2003.......     2,969,405      30,000    (250,964)     (284,000)     28,829,000     (29,997,000)    (1,422,000)

Net income..................         -            -           -             -             -              154,000        154,000
                                 ---------    --------    --------     ---------     -----------    ------------    -----------

Balance August 17, 2003.....     2,969,405    $ 30,000    (250,964)    $(284,000)    $28,829,000    $(29,843,000)   $(1,268,000)
                                 =========    ========    ========     =========     ===========    ============    ===========




                 See notes to consolidated financial statements

                              MORGAN'S FOODS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (unaudited)

                                                                                                  TWENTY-FOUR WEEKS ENDED
                                                                                         -----------------------------------------
                                                                                          AUGUST 17, 2003         AUGUST 18, 2002
                                                                                         -----------------       -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    NET INCOME.......................................................................    $         154,000          $    290,000
    ADJUSTMENTS TO RECONCILE TO NET CASH
      PROVIDED BY OPERATING ACTIVITIES:
       DEPRECIATION AND AMORTIZATION.................................................            1,599,000             1,550,000
       AMORTIZATION OF DEFERRED FINANCING COSTS......................................               63,000                65,000
       AMORTIZATION OF SUPPLY AGREEMENT ADVANCES.....................................             (413,000)             (352,000)
       FUNDING FROM SUPPLY AGREEMENTS................................................              579,000               527,000
       LOSS ON RESTAURANT ASSETS.....................................................               47,000                68,000
       CHANGE IN ASSETS AND LIABILITIES:
        DECREASE IN RECEIVABLES......................................................               81,000                50,000
        DECREASE (INCREASE) IN INVENTORIES...........................................              (20,000)               12,000
        DECREASE IN PREPAID EXPENSES.................................................              115,000                60,000
        DECREASE (INCREASE) IN OTHER ASSETS..........................................                -                    11,000
        INCREASE (DECREASE) IN ACCOUNTS PAYABLE......................................              885,000               (66,000)
        DECREASE IN ACCRUED LIABILITIES..............................................             (107,000)             (503,000)
                                                                                         -----------------     -----------------
    NET CASH PROVIDED BY OPERATING ACTIVITIES........................................            2,983,000             1,712,000
                                                                                         -----------------     -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    CAPITAL EXPENDITURES.............................................................             (771,000)           (1,324,000)
    PURCHASE OF FRANCHISE AGREEMENT..................................................              (35,000)             -
    PURCHASE OF SHORT TERM INVESTMENT................................................             (300,000)             -
                                                                                         -----------------     -----------------
    NET CASH USED IN INVESTING ACTIVITIES............................................           (1,106,000)           (1,324,000)
                                                                                         -----------------     -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    PRINCIPAL PAYMENTS ON LONG-TERM DEBT.............................................           (1,281,000)             (946,000)
    PRINCIPAL PAYMENTS ON CAPITAL LEASE OBLIGATIONS..................................              (53,000)              (49,000)
    PURCHASE OF TREASURY SHARES......................................................                -                   (33,000)
                                                                                         -----------------     -----------------
    NET CASH USED IN FINANCING ACTIVITIES............................................           (1,334,000)           (1,028,000)
                                                                                         -----------------     -----------------
NET CHANGE IN CASH AND EQUIVALENTS...................................................              543,000              (640,000)
CASH AND EQUIVALENTS, BEGINNING BALANCE..............................................            4,901,000             7,441,000
                                                                                         -----------------     -----------------
CASH AND EQUIVALENTS, ENDING BALANCE.................................................    $       5,444,000          $  6,801,000
                                                                                         =================     =================



                 See notes to consolidated financial statements.

                              MORGAN'S FOODS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               QUARTERS ENDED AUGUST 17, 2003 AND AUGUST 18, 2002
                                   (unaudited)


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

         The interim consolidated financial statements of Morgan's Foods, Inc. ("the Company") have been prepared without audit. In the opinion of Company Management, all adjustments have been included. Unless otherwise disclosed, all adjustments consist only of normal recurring adjustments necessary for a fair statement of results of operations for the interim periods. Except as noted in the notes to the financial statements, these unaudited financial statements have been prepared using the same accounting principles that were used in preparation of the Company's annual report on Form 10-K for the year ended March 2, 2003. Certain prior period amounts have been reclassified to conform to the current period presentation.

         Short Term Investment. During the first quarter of fiscal 2004, the Company obtained a letter of credit for $300,000 in favor of one of its vendors. The letter of credit, which expires February 15, 2004, is secured by a $300,000 certificate of deposit.


NOTE 2.  INCOME (LOSS) PER COMMON SHARE.

         Basic net income (loss) per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is based on the combined weighted average number of shares outstanding, which includes the assumed exercise, or conversion of options. In computing diluted net income per common share, the Company has utilized the treasury stock method. For the quarter ended August 17, 2003, 286,500 shares were excluded from the computation of diluted earnings per share due to their antidilutive effect. For the quarter ended August 18, 2002 and for the 24 weeks ended August 17, 2003 and August 18, 2002, 275,000 shares were excluded from the computation of diluted earnings per share due to their antidilutive effect.


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


                                                                Quarter Ended                       Twenty-Four Weeks Ended
                                                    ------------------------------------     ------------------------------------
                                                    August 17, 2003      August 18, 2002     August 17, 2003      August 18, 2002
                                                    ---------------      ---------------     ---------------      ---------------

Net income (loss) as reported....................       $(26,000)            $148,000             $154,000            $290,000
Add (subtract) stock-based compensation
  expense, net of tax:
  - As reported (intrinsic value method).........           -                     -                  -                    -
  - Pro forma (fair value method)................           -                     -                  -                    -
                                                        ----------           --------             --------            --------
Net income (loss) - pro forma....................       $(26,000)            $148,000             $154,000            $290,000
                                                        ==========           ========             ========            ========
Basic and diluted income (loss)
  per common share:
As reported......................................          $(.01)                $.05                 $.06                $.11
Pro forma........................................          $(.01)                $.05                 $.06                $.11

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Description of Business. Morgan's Foods, Inc. operates through wholly-owned subsidiaries KFC restaurants under franchises from KFC Corporation and Taco Bell restaurants under franchises from Taco Bell Corporation. As of September 19, 2003, the Company operates 75 KFC restaurants, 7 Taco Bell restaurants, 16 KFC/Taco Bell "2n1's" under franchises from KFC Corporation and franchises or licenses from Taco Bell Corporation, 3 Taco Bell/Pizza Hut Express "2n1's" operated under franchisees from Taco Bell Corporation and licenses from Pizza Hut Corporation, 1 KFC/Pizza Hut Express "2n1" operated under a franchise from KFC Corporation and a license from Pizza Hut Corporation and 1 KFC/A&W "2n1" operated under a franchise from KFC Corporation and a license from A&W Restaurants, Inc. The Company's fiscal year is a 52 - 53 week year ending on the Sunday nearest the last day of February.

      SUMMARY OF EXPENSES AND OPERATING INCOME AS A PERCENTAGE OF REVENUES


                                                                 QUARTER ENDED                        TWENTY-FOUR WEEKS ENDED
                                                       ---------------------------------         --------------------------------
                                                       AUG. 17, 2003       AUG. 18, 2002         AUG. 17, 2003      AUG. 18, 2002
                                                       -------------       -------------         -------------      -------------
Cost of sales:
  Food, paper and beverage.............................     29.6%               31.2%                 30.1%               30.9%
  Labor and benefits...................................     28.6%               26.5%                 27.8%               26.9%
Restaurant operating expenses..........................     25.4%               25.2%                 25.3%               25.0%
Depreciation and amortization..........................      4.1%                3.9%                  4.1%                3.9%
General and administrative expenses....................      7.0%                6.8%                  6.8%                6.9%
Operating income.......................................      5.1%                6.1%                  5.8%                6.3%

         Revenues. Revenues for the quarter ended August 17, 2003 were $19,663,000 compared to $20,348,000 for the quarter ended August 18, 2002. This decrease of $685,000 was due mainly to a 3.7% decrease in comparable restaurant revenues. The decrease in comparable restaurant revenues was primarily the result of ineffective product promotions by the KFC franchisor during the quarter. Revenues for the twenty-four weeks ended August 17, 2003 were $39,491,000 compared to $39,507,000 for the twenty-four weeks ended August 18, 2002. This decrease was primarily due to a 0.3% decrease in comparable restaurant revenues which was offset by the addition of the A&W concept to a KFC restaurant in the prior year second quarter.

         Costs of Sales - Food, Paper and Beverages. Food, paper and beverage costs for the second quarter decreased as a percentage of revenue from 31.2% in fiscal 2003 to 29.6% in fiscal 2004. This decrease was primarily the result of a $156,000 settlement negotiated by FRANMAC, the Taco Bell franchisee association, with certain system food suppliers which was offset by product promotions during the second quarter of fiscal 2004 having a higher food cost than those which were promoted during the second quarter of fiscal 2003 and the effect of lower average restaurant volumes. Food, paper and beverage costs for the twenty-four weeks ended August 17, 2003 decreased to 30.1% of revenue compared to 30.9% in the year earlier period for the reasons discussed above.

         Cost of Sales - Labor and Benefits. Labor and benefits increased as a percentage of revenue for the quarter ended August 17, 2003 to 28.6% compared to 26.5% for the year earlier quarter. The increase was primarily due to higher workers' compensation and healthcare costs as well as lower average restaurant volumes. Labor and benefits for the twenty-four weeks ended August 17, 2003 increased as a percentage of revenue to 27.8% from 26.9% in the year earlier period for the reasons discussed above.

         Restaurant Operating Expenses. Restaurant operating expenses increased as a percentage of revenue to 25.4% in the second quarter of fiscal 2004 compared to 25.2% in the second quarter of fiscal 2003 primarily as a result of increased general insurance costs and lower average restaurant volumes. Restaurant operating expenses for the twenty-four weeks ended August 17, 2003 increased to 25.3% of revenue compared to 25.0% in the prior year period for the reasons discussed above.

         Depreciation and Amortization. Depreciation and amortization increased to $796,000 in the current year second quarter from $786,000 in the prior year second quarter and for the twenty-four weeks ended August 17, 2003 increased to $1,599,000 from $1,550,000 for the year earlier period. These increases were a result of restaurant image enhancements which were placed in service after the second quarter of fiscal 2003.

         General and Administrative Expenses. General and administrative expenses were substantially unchanged at $1,384,000 in the second quarter of fiscal 2004 and $1,391,000 in the second quarter of fiscal 2003 as decreases in training expense and bonus expense were offset by increased workers' compensation, general insurance and medical benefit costs. General and administrative expenses were also substantially unchanged at $2,689,000 and $2,706,000 for the twenty-four weeks ended August 17, 2003 and prior year period for the reasons discussed above.

         Loss on Restaurant Assets. The loss on restaurant assets decreased from $58,000 in the second quarter of fiscal 2004, to $37,000 in the second quarter of fiscal 2004, reflecting lower charges for the costs necessary to dispose of two previously closed restaurants. The loss on restaurant assets for the twenty-four weeks ended August 17, 2003 decreased to $47,000 from $68,000 in the year earlier period for the reason discussed above. Effective September 17, 2003 the Company paid $60,000 to the lessor of one of the two previously closed locations to extinguish the lease. This payment was accrued at August 17, 2003.

         Operating Income. Operating income in the second quarter of fiscal 2004 decreased to $1,010,000 or 5.1% of revenues compared to $1,239,000 or 6.1% of revenues for the second quarter of fiscal 2003. Operating income for the twenty-four weeks ended August 17, 2003 decreased to $2,293,000 or 5.8% of revenues compared to $2,484,000 or 6.3% of revenues for the year earlier period. These decreases were primarily the result of decreased comparable restaurant revenues in the second quarter of fiscal 2003, increased workers' compensation and general insurance costs and medical benefit expenses which were partially offset by the $156,000 settlement negotiated by FRANMAC with certain system food suppliers.

         Interest Expense. Interest expense on bank debt decreased to $1,057,000 in the second quarter of fiscal 2004 from $1,114,000 in the second quarter of fiscal 2003 due to lower debt balances during the fiscal 2004 quarter. Interest expense on bank debt for the twenty-four weeks ended August 17, 2003 decreased to $2,166,000 from $2,255,000 for the year earlier period for the reason discussed above. Interest expense on capitalized leases was substantially unchanged from the prior year second quarter and prior year twenty-four weeks.

         Other Income. Other income decreased to $33,000 from $40,000 and to $54,000 from $94,000 in the second quarter and first twenty-four weeks, respectively, of fiscal 2004 compared to the comparable periods in 2003 as a result of lower interest income due to decreases in both the interest rate earned and the average cash investments in the first two quarters of fiscal 2004.

         Provision for Income Taxes. The provision for income taxes was substantially unchanged in the second quarter and first twenty-four weeks of fiscal 2004 compared to the comparable periods in fiscal 2003. The low effective tax rates result from tax net operating loss carryforwards.

         Liquidity and Capital Resources. Cash flow activity for the first twenty-four weeks of fiscal 2004 and fiscal 2003 is presented in the Consolidated Statements of Cash Flows. Cash provided by operating activities was $2,948,000 for the twenty-four weeks ended August 17, 2003. The Company paid scheduled long-term bank and capitalized lease debt of $1,334,000 in the first twenty-four weeks of fiscal 2004.

         The quick service operations of the Company have historically provided sufficient cash flow to service the Company's debt, refurbish and upgrade restaurant properties and cover administrative overhead. Management believes that operating cash flow will provide sufficient capital to continue to operate and maintain the restaurants, service the Company's debt and support required corporate expenses.

         The Company's debt arrangements require the maintenance of a consolidated fixed charge coverage ratio of 1.2 to 1 regarding all of its mortgage loans and individual restaurant coverage ratios between 1.2 and 1.5 to 1 on certain of its loans. As of March 2, 2003, the Company was not in compliance with the consolidated ratio of 1.2 to 1 or the unit level ratios relating to $33,346,000 of its debt. The Company has obtained waivers of these violations from the applicable lenders. As these waivers continue through the end of fiscal year 2004, the Company has classified its debt as long term as of March 2, 2003 and August 17, 2003. All payments on the Company's debt have been, and continue to be current and management believes that the Company will continue to be able to service the debt. If the Company does not comply with debt covenants in the future, and if future waivers are not obtained, the lenders will have certain remedies available to them which could include calling of the debt or acceleration of payments. Noncompliance with the requirements of the Company's mortgage debt, if not waived, could also trigger cross-default provisions of other debt agreements.

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

         On March 25, 2003 the Company submitted its revised plan to the staff at the Exchange indicating how it would regain compliance with the continued listing standards and received notice from the Exchange on April 30, 2003 that it has accepted the Company's revised plan. The Exchange has allowed the Company to continue its plan for compliance until it has reviewed the financial results for the period ending August 17, 2003, the end of the Company's second fiscal quarter, at which time the Exchange will reassess the Company's compliance with the continued listing standards. During the term of the extension, the Exchange will monitor the Company's performance and the Company will be required to report to the Exchange any change in its performance which would be inconsistent with the plan which was approved by the Exchange on April 30. On October 1, 2003, the Company provided an update to the Exchange which showed that it did not meet its operating plan for the second quarter of fiscal 2004. The Company cannot predict the Exchange's response, but the failure to meet the previously accepted operating plan could result in the commencement of delisting proceedings. If the Company were delisted, or if its common shares were suspended from trading, the liquidity of its common shares would likely be adversely affected.

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

         Commitments. During the first quarter of fiscal year 2004, the Company obtained a letter of credit for $300,000 in favor of one of its vendors. The letter of credit which expires February 15, 2004 is secured by a $300,000 certificate of deposit.

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

                              MORGAN'S FOODS, INC.
                                INDEX TO EXHIBITS


        Exhibit
        Number                      Exhibit Description
        -------                     -------------------
        31.1                        Certification of Leonard R. Stein-Sapir Pursuant to 18 U.S.C. Section 1350,
                                    as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        31.2                        Certificate of Kenneth L. Hignett Pursuant to 18 U.S.C. Section 1350,
                                    as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        32.1                        Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                                    Leonard R. Stein-Sapir, Chairman of the Board and Chief Executive Officer

        32.2                        Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                                    Kenneth L.  Hignett,  Senior Vice  President,  Chief  Financial  Officer and
                                    Secretary

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                              Morgan's Foods, Inc.
                                  ---------------------------------------------
                                                 (Registrant)


Dated:   October 1, 2003          By: /s/ Kenneth L. Hignett
         ---------------              -----------------------------------------
                                      Kenneth L. Hignett
                                      Senior Vice President,
                                      Chief Financial Officer & Secretary