Form 10-Q
period 2003-11-09
MORGANS FOODS INC
filed 2003-12-23
CIK 68145

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the period ended           November 9, 2003
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

                               Yes ...X...     No .......

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule (2b-2 of the act).

                               Yes.......      No...X...

     As of December 19, 2003, the issuer had 2,718,441 shares of common stock outstanding.

                          PART I FINANCIAL INFORMATION

Item 1.  Financial Statements.

                              Morgan's Foods, Inc.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (unaudited)
-------------------------------------------------------------------------------

                                                              QUARTER  ENDED
                                                ------------------------------------------
                                                NOVEMBER 9, 2003         NOVEMBER 10, 2002
                                                ----------------         -----------------
Revenues ..................................       $ 19,382,000             $ 19,617,000

Cost of sales:
 Food, paper and beverage .................          5,963,000                6,245,000
 Labor and benefits .......................          5,219,000                5,190,000
Restaurant operating expenses .............          5,065,000                5,055,000
Depreciation and amortization .............            809,000                  811,000
General and administrative expenses .......          1,170,000                1,348,000
Loss on restaurant assets .................             27,000                  125,000
                                                  ------------             ------------
Operating income ..........................          1,129,000                  843,000
Interest Expense:
 Bank debt and notes payable ..............         (1,047,000)              (1,136,000)
 Capital leases ...........................            (11,000)                 (14,000)
Other income and expense, net .............             19,000                   24,000
                                                  ------------             ------------
Income (loss) before income taxes .........             90,000                 (283,000)
Provision for income taxes ................               --                      1,000
                                                  ------------             ------------
Net income (loss) .........................       $     90,000             $   (284,000)
                                                  ============             ============
Basic and diluted net income (loss)
 per common share .........................       $        .03             $       (.10)
                                                  ============             ============

Basic weighted average number of
 shares outstanding .......................          2,718,441                2,718,441
Diluted weighted average number of
 shares outstanding .......................          2,723,984                2,718,441

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                          PART I FINANCIAL INFORMATION

Item 1.  Financial Statements.

                              Morgan's Foods, Inc.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (unaudited)
-------------------------------------------------------------------------------

                                                         THIRTY-SIX WEEKS ENDED
                                                 -----------------------------------------
                                                 NOVEMBER 9, 2003        NOVEMBER 10, 2002
                                                 ----------------        -----------------
Revenues ..................................        $ 58,873,000             $ 59,124,000

Cost of sales:
 Food, paper and beverage .................          17,844,000               18,432,000
 Labor and benefits .......................          16,200,000               15,811,000
Restaurant operating expenses .............          15,066,000               14,946,000
Depreciation and amortization .............           2,408,000                2,361,000
General and administrative expenses........           3,859,000                4,054,000
Loss on restaurant Assets .................              74,000                  193,000
                                                   ------------             ------------
Operating income ..........................           3,422,000                3,327,000
Interest Expense:
 Bank debt and notes payable ..............          (3,213,000)              (3,391,000)
 Capital leases ...........................             (34,000)                 (42,000)
Other income and expense, net .............              73,000                  118,000
                                                   ------------             ------------
Income before income taxes ................             248,000                   12,000
Provision for income taxes ................               4,000                    6,000
                                                   ------------             ------------
Net income ................................        $    244,000             $      6,000
                                                   ============             ============
Basic and diluted net income
 per common share .........................        $        .09             $       --
                                                   ============             ============

Basic weighted average number of
 shares outstanding .......................           2,718,441                2,720,926
Diluted weighted average number of
 shares outstanding .......................           2,724,758                2,731,158



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              MORGAN'S FOODS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)
-------------------------------------------------------------------------------

                                                                                NOVEMBER 9, 2003           MARCH 2, 2003
                                                                                ----------------           -------------
ASSETS
 Current assets:
  Cash and equivalents ...............................................            $  4,338,000             $  4,901,000
  Short term investment ..............................................                 300,000                     --
  Receivables ........................................................                 176,000                  300,000
  Inventories ........................................................                 532,000                  492,000
  Prepaid expenses ...................................................                 525,000                  562,000
                                                                                  ------------             ------------
                                                                                     5,871,000                6,255,000
 Property and equipment:
  Land ...............................................................              10,971,000               10,970,000
  Buildings and improvements .........................................              19,260,000               18,781,000
  Property under capital leases ......................................               1,006,000                1,006,000
  Leasehold improvements .............................................               7,506,000                7,380,000
  Equipment, furniture and fixtures ..................................              18,948,000               18,618,000
  Construction in progress ...........................................                  58,000                   54,000
                                                                                  ------------             ------------
                                                                                    57,749,000               56,809,000
  Less accumulated depreciation and amortization .....................              22,656,000               20,357,000
                                                                                  ------------             ------------
                                                                                    35,093,000               36,452,000
 Other assets ........................................................               1,237,000                1,331,000
 Franchise agreements ................................................               1,935,000                1,982,000
 Deferred taxes ......................................................                 600,000                  600,000
 Goodwill ............................................................               9,405,000                9,405,000
                                                                                  ------------             ------------
                                                                                  $ 54,141,000             $ 56,025,000
                                                                                  ============             ============
LIABILITIES AND SHAREHOLDERS' DEFICIENCY
 Current liabilities:
    Current maturities of long-term debt .............................            $  2,708,000             $  2,603,000
    Current maturities of capital lease obligations ..................                  75,000                  108,000
    Accounts payable .................................................               3,313,000                3,193,000
    Accrued liabilities ..............................................               3,250,000                3,462,000
                                                                                  ------------             ------------
                                                                                     9,346,000                9,366,000
  Long-term debt .....................................................              44,073,000               46,113,000
  Long-term capital lease obligations ................................                 390,000                  436,000
  Other long-term liabilities ........................................               1,510,000                1,532,000


SHAREHOLDERS' DEFICIENCY
Preferred shares, 1,000,000 shares authorized,
  no shares outstanding
Common stock
 Authorized shares - 25,000,000
 Issued shares - 2,969,405 ...........................................                  30,000                   30,000
 Treasury stock - 250,964 shares .....................................                (284,000)                (284,000)
Capital in excess of stated value ....................................              28,829,000               28,829,000
Accumulated deficit ..................................................             (29,753,000)             (29,997,000)
                                                                                  ------------             ------------
Total shareholders' deficiency .......................................              (1,178,000)              (1,422,000)
                                                                                  ------------             ------------
                                                                                  $ 54,141,000             $ 56,025,000
                                                                                  ============             ============


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              Morgan's Foods, Inc.

               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIENCY

                                   (unaudited)




                                 COMMON SHARES            TREASURY SHARES          CAPITAL IN                          TOTAL
                             ---------------------    ------------------------      EXCESS OF     ACCUMULATED      SHAREHOLDERS'
                              SHARES       AMOUNT      SHARES        AMOUNT       STATED VALUE      DEFICIT         DEFICIENCY
                             ---------    --------    --------     ----------     ------------    ------------     ------------
Balance, March 3, 2002 ..    2,969,405    $ 30,000    (241,564)    $ (251,000)    $ 28,829,000    $(28,805,000)    $   (197,000)

Net loss ................         --          --          --             --               --        (1,192,000)      (1,192,000)

Purchase of common shares         --          --        (9,400)       (33,000)            --              --            (33,000)
                             ---------    --------    --------     ----------     ------------    ------------     ------------

Balance, March 2, 2003 ..    2,969,405      30,000    (250,964)      (284,000)      28,829,000     (29,997,000)      (1,422,000)

Net income ..............         --          --          --             --               --           244,000          244,000
                             ---------    --------    --------     ----------     ------------    ------------     ------------

Balance November 9, 2003     2,969,405    $ 30,000    (250,964)    $ (284,000)    $ 28,829,000    $(29,753,000)    $ (1,178,000)
                             =========    ========    ========     ==========     ============    ============     ============



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              Morgan's Foods, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                                    THIRTY-SIX WEEKS ENDED
                                                                          ------------------------------------------
                                                                          NOVEMBER 9, 2003         NOVEMBER 10, 2002
                                                                          ----------------         -----------------
Cash flows from operating activities:
    Net income ........................................................      $   244,000             $     6,000
    Adjustments to reconcile to net cash
      provided by operating activities:
       Depreciation and amortization ..................................        2,408,000               2,361,000
       Amortization of deferred financing costs .......................           94,000                  97,000
       Amortization of supply agreement advances ......................         (599,000)               (499,000)
       Funding from supply agreements .................................          647,000                 664,000
       Loss on restaurant assets ......................................           73,000                 193,000
       Change in assets and liabilities:
        Decrease in receivables .......................................          124,000                 114,000
        Increase in inventories .......................................          (40,000)                (29,000)
        Decrease (increase) in prepaid expenses .......................           37,000                (422,000)
        Decrease in other assets ......................................             --                    43,000
        Increase (decrease) in accounts payable .......................          120,000                (173,000)
        Decrease in accrued liabilities ...............................         (346,000)               (555,000)
                                                                             -----------             -----------
    Net cash provided by operating activities .........................        2,762,000               1,800,000
                                                                             -----------             -----------
Cash flows from investing activities:
    Capital expenditures ..............................................         (976,000)             (1,849,000)
    Purchase of short term investment .................................         (300,000)                   --
    Purchase of franchise agreements ..................................          (35,000)                   --
                                                                             -----------             -----------
    Net cash used in investing activities .............................       (1,311,000)             (1,849,000)
                                                                             -----------             -----------
Cash flows from financing activities:
    Principal payments on long-term debt ..............................       (1,935,000)             (1,544,000)
    Principal payments on capital lease obligations ...................          (79,000)                (73,000)
    Purchase of treasury shares .......................................             --                   (33,000)
                                                                             -----------             -----------
    Net cash used by financing activities .............................       (2,014,000)             (1,650,000)
                                                                             -----------             -----------
    Net change in cash and equivalents ................................         (563,000)              1,699,000
    Cash and equivalents, beginning balance ...........................        4,901,000               7,441,000
                                                                             -----------             -----------
    Cash and equivalents, ending balance ..............................      $ 4,338,000             $ 5,742,000
                                                                             ===========             ===========


                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              Morgan's Foods, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              QUARTERS ENDED NOVEMBER 9, 2003 AND NOVEMBER 10, 2002
                                   (unaudited)


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


NOTE 2.  INCOME (LOSS) PER COMMON SHARE

         Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is based on the combined weighted average number of shares outstanding, which includes the assumed exercise, or conversion of options. In computing diluted net income (loss) per common share, the Company has utilized the treasury stock method. For the quarter ended November 10, 2002, 286,500 shares were excluded from the computation of diluted earnings per share due to their antidilutive effect. For the quarter ended November 9, 2003 and for the 36 weeks ended November 9, 2003 and November 10, 2002, 275,000 shares were excluded from the computation of diluted earnings per share due to their antidilutive effect.


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

                                                    Quarter Ended                  Thirty Weeks Ended
                                             -----------------------------     ----------------------------
                                             Nov. 9, 2003    Nov. 10, 2002     Nov. 9, 2003   Nov. 10, 2002
                                             ------------    -------------     ------------   -------------
Net income (loss) as reported ..........      $   90,000      $  (284,000)      $   244,000      $6,000
Add (subtract) stock-based compensation
  expense, net of tax:
  - As reported (intrinsic value method)            --               --                --          --
  - Pro forma (fair value method) ......            --               --                --          --
                                              ----------      -----------       -----------      ------
Net income (loss) - pro forma ..........      $   90,000      $  (284,000)      $   244,000      $6,000
                                              ==========      ===========       ===========      ======
Basic and diluted income (loss)
  per common share:
As reported ............................      $         .03   $      (.10)      $       .09        --
Pro forma ..............................      $         .03   $      (.10)      $       .09        --


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


NOTE 5.  LONG-TERM DEBT

         The Company's debt arrangements require the maintenance of a consolidated fixed charge coverage ratio of 1.2 to 1 regarding all of its mortgage loans and individual restaurant coverage ratios between 1.2 and 1.5 to 1 on certain of its loans. As of March 2, 2003, the Company was not in compliance with the consolidated ratio of 1.2 to 1 or the unit level ratios relating to $33,346,000 of its debt. The Company has obtained waivers of these violations from the applicable lenders as of March 2, 2003 and November 9, 2003. As these waivers continue through the following twelve months, the Company has classified its debt as long term as of March 2, 2003 and November 9, 2003. All payments on the Company's debt have been, and continue to be current and management believes that the Company will continue to be able to service the debt. The fixed charge coverage ratios are computed based upon financial results for the preceding twelve months. Based upon financial results for the thirty-six weeks ended November 9, 2003, management anticipates that the Company may not achieve certain ratios as of the end of the fiscal year. If the Company does not comply with debt covenants in the future, and if future waivers are not obtained, the lenders will have certain remedies available to them which could include calling of the debt or acceleration of payments. Noncompliance with the requirements of the Company's mortgage debt, if not waived, could also trigger cross-default provisions of other debt agreements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Description of Business. Morgan's Foods, Inc. operates through wholly-owned subsidiaries KFC restaurants under franchises from KFC Corporation and Taco Bell restaurants under franchises from Taco Bell Corporation. As of December 19, 2003, the Company operates 75 KFC restaurants, 7 Taco Bell restaurants, 16 KFC/Taco Bell "2n1's" under franchises from KFC Corporation and franchises or licenses from Taco Bell Corporation, 3 Taco Bell/Pizza Hut Express "2n1's" operated under franchises from Taco Bell Corporation and licenses from Pizza Hut Corporation, 1 KFC/Pizza Hut Express "2n1" operated under a franchise from KFC Corporation and a license from Pizza Hut Corporation and 1 KFC/A&W operated under a franchise from KFC Corporation and a license from A&W Restaurants, Inc. The Company's fiscal year is a 52 - 53 week year ending on the Sunday nearest the last day of February.

      SUMMARY OF EXPENSES AND OPERATING INCOME AS A PERCENTAGE OF REVENUES

                                                               QUARTER ENDED                 THIRTY-SIX WEEKS ENDED
                                                       -----------------------------      ----------------------------
                                                       NOV. 9, 2003    NOV. 10, 2002      NOV. 9, 2003   NOV. 10, 2002
                                                       ------------    -------------      ------------   -------------
Cost of sales:
  Food, paper and beverage ........................        30.8%           31.8%              30.3%          31.2%
  Labor and benefits ..............................        26.9%           26.5%              27.5%          26.7%
Restaurant operating expenses .....................        26.1%           25.8%              25.6%          25.3%
Depreciation and amortization .....................         4.2%            4.1%               4.1%           4.0%
General and administrative expenses................         6.0%            6.9%               6.6%           6.9%
Operating income ..................................         5.8%            4.3%               5.8%           5.6%


         Revenues. Revenues for the quarter ended November 9, 2003 were $19,382,000 compared to $19,617,000 for the quarter ended November 10, 2002. This decrease of $235,000 was due mainly to a 1.0% decline in comparable restaurant revenues which was primarily the result of ineffective product promotions by the KFC franchisor during the quarter. Revenues for the thirty-six weeks ended November 9, 2003 were $58,873,000 compared to $59,124,000 for the thirty-six weeks ended November 10, 2002. This decrease of $251,000 was primarily due to a 0.5% decrease in comparable restaurant revenues for the reason discussed above.

         Costs of Sales - Food, Paper and Beverages. Food, paper and beverage costs for the third quarter decreased as a percentage of revenue from 31.8% in fiscal 2003 to 30.8% in fiscal 2004. This decrease was primarily the result of product promotions during the third quarter of fiscal 2004 having a lower food cost than those which were promoted during the third quarter of fiscal 2003 as well as improved operating efficiencies. Food, paper and beverage costs for the thirty-six weeks ended November 9, 2003 decreased to 30.3% of revenue compared to 31.2% in the year earlier period for the reasons discussed above.

         Cost of Sales - Labor and Benefits. Labor and benefits increased as a percentage of revenue for the quarter ended November 9, 2003 to 26.9% compared to 26.5% for the year earlier quarter. The increase was primarily due to higher healthcare costs, higher wages due to an increasingly competitive labor market in the Company's market areas and lower average restaurant volumes in the current year quarter which were partially offset by improved operating efficiencies. Labor and benefits for the thirty-six weeks ended November 9, 2003 increased as a percentage of revenue to 27.5% from 26.7% in the year earlier period primarily due to the reasons discussed above.

         Restaurant Operating Expenses. Restaurant operating expenses increased as a percentage of revenue to 26.1% in the third quarter of fiscal 2004 compared to 25.8% in the third quarter of fiscal 2003. This increase was the result of higher repair and maintenance expenses which were partially offset by lower utility costs. Restaurant operating expenses for the thirty-six weeks ended November 9, 2003 increased to 25.6% of revenue compared to 25.3% in the prior year period for the reasons discussed above.

         Depreciation and Amortization. Depreciation and amortization was substantially unchanged at $809,000 in the current year third quarter and $811,000 in the prior year third quarter and $2,408,000 and $2,361,000 in the current and prior year 36 weeks.

         General and Administrative Expenses. General and administrative expenses decreased to $1,170,000 in the third quarter of fiscal 2004 from $1,348,000 in the third quarter of fiscal 2003. The decrease of $178,000 was mainly the result of decreased legal and professional, office supply and telephone expenses. These decreases were the result of negotiated price decreases as well as reduced usage. General and administrative expenses for the thirty-six weeks ended November 9, 2003 decreased to $3,859,000 from $4,054,000 in the prior year period. The decrease of $195,000 was mainly due to the reasons discussed above.

         Loss on Restaurant Assets. The loss on restaurant assets decreased from $125,000 in the third quarter of fiscal 2003 to $27,000 in the third quarter of fiscal 2004 reflecting lower charges in the current year quarter for the costs necessary to dispose of one previously closed restaurant. The loss on restaurant assets for the thirty-six weeks ended November 9, 2003 decreased to $74,000 from $193,000 in the year earlier period for the reason discussed above.

         Operating Income. Operating income in the third quarter of fiscal 2004 increased to $1,129,000 or 5.8% of revenues compared to $843,000 or 4.3% of revenues for the third quarter of fiscal 2003. Operating income for the thirty-six weeks ended November 9, 2003 increased to $3,422,000 or 5.8% of revenues compared to $3,327,000 or 5.6% of revenues for the year earlier period. These increases were primarily the result of lower food cost product promotions, improved operating efficiencies and negotiated price decreases on telephone costs and office supplies as well as decreased prices and usage of professional services which were partially offset by the decreased revenues and increased healthcare costs.

         Interest Expense. Interest expense on bank debt decreased to $1,047,000 in the third quarter of fiscal 2004 from $1,136,000 in the third quarter of fiscal 2003 due to lower debt balances during the fiscal 2004 quarter. Interest expense on bank debt for the thirty-six weeks ended November 9, 2003 decreased to $3,213,000 from $3,391,000 for the year earlier period for the reason discussed above. Interest expense on capitalized leases was substantially unchanged from the prior year third quarter and prior year thirty-six weeks.

         Other Income. Other income decreased to $19,000 from $24,000 and to $73,000 from $118,000 in the third quarter and first thirty-six weeks, respectively, of fiscal 2004 compared to the comparable periods in 2003 as a result of lower interest income due to decreases in both the interest rate earned and the amount of average cash investments in the first three quarters of fiscal 2004.

         Provision for Income Taxes. The provision for income taxes was substantially unchanged in the third quarter and first thirty-six weeks of fiscal 2004 compared to the comparable periods in 2003. The low effective tax rates result from tax net operating loss carryforwards.

         Liquidity and Capital Resources. Cash flow activity for the first thirty-six weeks of fiscal 2004 and fiscal 2003 is presented in the Consolidated Statements of Cash Flows. Cash provided by operating activities was $2,762,000 for the thirty-six weeks ended November 9, 2003. The Company paid scheduled long-term bank and capitalized lease debt of $2,014,000 in the first thirty-six weeks of fiscal 2004.

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

         The Company's debt arrangements require the maintenance of a consolidated fixed charge coverage ratio of 1.2 to 1 regarding all of its mortgage loans and individual restaurant coverage ratios between 1.2 and 1.5 to 1 on certain of its loans. As of March 2, 2003, the Company was not in compliance with the consolidated ratio of 1.2 to 1 or the unit level ratios relating to $33,346,000 of its debt. The Company has obtained waivers of these violations from the applicable lenders as of March 2, 2003 and November 9, 2003. As these waivers continue through the following twelve months, the Company has classified its debt as long term as of March 2, 2003 and November 9, 2003. All payments on the Company's debt have been, and continue to be current and management believes that the Company will continue to be able to service the debt. The fixed charge coverage ratios are computed based upon financial results for the preceding twelve months. Based upon financial results for the thirty-six weeks ended November 9, 2003, management anticipates that the Company may not achieve certain ratios as of the end of the fiscal year. If the Company does not comply with debt covenants in the future, and if future waivers are not obtained, the lenders will have certain remedies available to them which could include calling of the debt or acceleration of payments. Noncompliance with the requirements of the Company's mortgage debt, if not waived, could also trigger cross-default provisions of other debt agreements.

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

         On October 1, 2003 the Company submitted its second quarter fiscal 2004 actual results and fiscal 2004 projected results to the staff at the Exchange indicating how it would regain compliance with the continued listing standards and received notice from the Exchange on October 27, 2003 that it has accepted the Company's revised plan. The Exchange has allowed the Company to continue its plan for compliance until the Exchange has reviewed the financial results for the period ending November 9, 2003, the end of the Company's third fiscal quarter, at which time the Exchange will reassess the Company's compliance with the continued listing standards. During the term of the extension, the Exchange will monitor the Company's performance and the Company will be required to report to the Exchange any change in its performance which would be inconsistent with the plan which was approved by the Exchange on October 27, 2003. Concurrent with this filing, the Company will provide updated information to the Exchange including third quarter fiscal 2004 financial results which did not meet the previously accepted operating plan but which continue to be profitable. The Company cannot predict the Exchange's response, but the failure to meet the previously accepted operating plan could result in the commencement of delisting proceedings. If the Company were delisted, or if its common shares were suspended from trading, the liquidity of its common shares would likely be adversely affected.

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

                              MORGAN'S FOODS, INC.
                                INDEX TO EXHIBITS


        Exhibit
        Number    Exhibit Description
        -------   -------------------

         31.1     Certification of Leonard R. Stein-Sapir Pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2     Certification of Kenneth L. Hignett Pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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




                                             Morgan's Foods, Inc.
                                      ---------------------------------
                                                (Registrant)


Dated:   December 23, 2003            By: /s/ Kenneth L. Hignett
         -----------------                -----------------------------
                                          Kenneth L. Hignett
                                          Senior Vice President,
                                          Chief Financial Officer & Secretary