Form 10-K
period 2004-02-29
MORGANS FOODS INC
filed 2004-06-01
CIK 68145

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                 Annual Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For the fiscal year ended February 29, 2004 Commission file number 1-08395

                              MORGAN'S FOODS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Ohio                                        34-0562210
--------------------------------                -------------------------------
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

Securities registered pursuant to Section 12 (b) of the Act:

                                                 Name of each exchange on
       Title of each class                            which registered
---------------------------------                ---------------------------
Common Shares, Without Par Value                  American Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act:      None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

      As of August 17, 2003, the aggregate market value of the common stock held by nonaffiliates of the Registrant was $2,106,685.

      As of May 12, 2004, the Registrant had 2,718,441 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Part III incorporates by reference certain information from the definitive Proxy Statement to security holders for the 2004 annual meeting, to be filed with the Securities and Exchange Commission on or before June 25, 2004.

                              MORGAN'S FOODS, INC.

                                     PART I

ITEM 1. BUSINESS.

      GENERAL. Morgan's Foods, Inc. ("the Company") operates through wholly-owned subsidiaries KFC restaurants under franchises from KFC Corporation, Taco Bell restaurants under franchises from Taco Bell Corporation, Pizza Hut Express restaurants under licenses from Pizza Hut Corporation and an A&W restaurant under a license from A&W Restaurants, Inc. As of May 28, 2004, the Company operates 75 KFC restaurants, 7 Taco Bell restaurants, 15 KFC/Taco Bell "2n1's" under franchises from KFC Corporation and franchises or licenses from Taco Bell Corporation, 3 Taco Bell/Pizza Hut Express "2n1's" under franchises from Taco Bell Corporation and licenses from Pizza Hut Corporation, 1 KFC/Pizza Hut Express "2n1" under a franchise from KFC Corporation and a license from Pizza Hut Corporation and 1 KFC/A&W "2n1" operated under a franchise from KFC Corporation and a license from A&W Restaurants, Inc. The Company's fiscal year is a 52 - 53 week year ending on the Sunday nearest the last day of February.

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

      Of the 102 KFC, Taco Bell and "2n1" restaurants operated by the Company as of May 28, 2004, 16 are located in Ohio, 60 in Pennsylvania, 15 in Missouri, 2 in Illinois, 7 in West Virginia and 2 in New York. The Company was one of the first KFC Corporation franchisees and has operated in excess of 20 KFC franchises for more than 25 years. Operations relating to these units are seasonal to a certain extent, with higher sales generally occurring in the summer months.

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

                              MORGAN'S FOODS, INC.

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

      In May 1997, the Company renewed substantially all of its existing franchise agreements for twenty years. New 20 year franchise agreements were obtained for all 54 restaurants acquired in July 1999. Subject to satisfying KFC and Taco Bell requirements for restaurant image and other matters, franchise agreements are renewable at the Company's option for successive ten year periods. The franchise and license agreements provide that each KFC, Taco Bell, Pizza Hut Express and A&W unit is to be inspected by KFC Corporation, Taco Bell Corporation, Pizza Hut Corporation and A&W Restaurants, Inc., respectively, approximately three or four times per year. These inspections cover product preparation and quality, customer service, restaurant appearance and operation.

      COMPETITION. The quick service restaurant business is highly competitive and is often affected by changes in consumer tastes; national, regional, or local economic conditions, demographic trends, traffic patterns; the type, number and locations of competing restaurants and disposable purchasing power. Each of the Company's KFC, Taco Bell and "2n1" restaurants competes directly or indirectly with a large number of national and regional restaurant operations, as well as with locally owned restaurants, drive-ins, diners and numerous other establishments which offer low- and medium-priced chicken, Mexican food, pizza, hamburgers and hot dogs to the public.

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

      GOVERNMENT REGULATION. The Company is subject to various federal, state and local laws affecting its business. Each of the Company's restaurants must comply with licensing and regulation by a number of governmental authorities, which include health, sanitation, safety and fire agencies in the state or municipality

                              MORGAN'S FOODS, INC.

in which the restaurant is located. To date, the Company has not been significantly affected by any difficulty, delay or failure to obtain required licenses or approvals.

      The Company is also subject to federal and state laws governing such matters as employment and pay practices, overtime and working conditions. The bulk of the Company's employees are paid on an hourly basis at rates not less than the federal and state minimum wages.

      The Company is also subject to federal and state child labor laws which, among other things, prohibit the use of certain "hazardous equipment" by employees 18 years of age or younger. To date, the Company has not been materially adversely affected by such laws.

      SUPPLIERS. The Company has been able to obtain sufficient supplies to carry on its business and believes it will be able to do so in the future.

      GROWTH. The Company added no new restaurants in fiscal 2004. During fiscal 2003, the Company purchased a KFC restaurant in Niles, OH which was previously leased and added the A&W concept to the restaurant. During fiscal 2002 the Company added a Pizza Hut Express each to an existing KFC restaurant and an existing Taco Bell restaurant.

      EMPLOYEES. As of May 12, 2004, the Company employed approximately 1,900 persons, including 55 administrative and 210 managerial employees. The balance are hourly employees, most of whom are part-time. None of the restaurant employees are represented by a labor union. The Company considers its employee relations to be satisfactory.

ITEM 2. PROPERTIES.

      The Company leases approximately 6,000 square feet of space for its headquarters in Cleveland, OH. The lease expires February 28, 2005 and the rent under the current term is $8,530 per month. The lease also contains three, 1 year renewal options, which may be exercised by the Company. The Company also leases space for a regional office in Youngstown, OH, which is used to assist in the operation of the KFC, Taco Bell and "2n1" restaurants.

      Of the 102 KFC, Taco Bell and "2n1" restaurants, the Company owns the land and building for 58 locations, owns the building and leases the land for 24 locations and leases the land and building for 20 locations. 56 of the owned properties are subject to mortgages. Additionally, the Company leases the land and building for one closed location. Remaining lease terms (including renewal options) range from 1 to 25 years and average approximately 14 years. These leases generally require the Company to pay taxes and utilities, to maintain casualty and liability insurance, and to keep the property in good repair. The Company pays annual rent for each leased KFC, Taco Bell or "2n1" restaurant in amounts ranging from $17,000 to $86,000. In addition, 16 of these leases require payment of additional rentals based on a percentage of gross

                              MORGAN'S FOODS, INC.

sales in excess of certain base amounts. Sales for 8 KFC, Taco Bell and "2n1" restaurants exceeded the respective base amounts in fiscal 2004.

      The Company believes that its restaurants are generally efficient, well equipped and maintained and in good condition.

ITEM 3.  LEGAL PROCEEDINGS.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      There were no matters submitted to security holders for a vote during the last quarter of the Company's fiscal year ended February 29, 2004.

EXECUTIVE OFFICERS OF THE COMPANY

      The Executive Officers and other Officers of the Company are as follows:

         NAME              AGE     POSITION WITH REGISTRANT        OFFICER SINCE
         ----              ---     ------------------------        -------------
EXECUTIVE OFFICERS:

Leonard R. Stein-Sapir      65      Chairman of the Board          April 1989
                                    and Chief Executive
                                    Officer

James J. Liguori            55      President and Chief            June 1979
                                    Operating Officer

Kenneth L. Hignett          57      Senior Vice President-         May 1989
                                    Chief Financial Officer
                                    & Secretary

OTHER OFFICERS:

Barton J. Craig             55      Senior Vice President -        January 1994
                                    General Counsel

Vincent J. Oddi             61      Vice President-                September 1979
                                    Restaurant Development

Ramesh J. Gursahaney        55      Vice President-                January 1991
                                    Operations Services

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

                                                                 PRICE RANGE
                                                             HIGH            LOW
                                                           -------------------------
YEAR ENDED FEBRUARY 29, 2004:

                    1st Quarter ................           $   2.74        $   1.53
                    2nd Quarter ................               2.46            1.78
                    3rd Quarter ................               1.92            1.45
                    4th Quarter ................               2.40            1.30

YEAR ENDED MARCH 2, 2003:

                    1st Quarter ................           $   4.89        $   2.15
                    2nd Quarter ................               5.00            2.82
                    3rd Quarter ................               3.15            1.42
                    4th Quarter ................               1.70            1.29

         As of May 12, 2004, the Company had approximately 958 shareholders of record. The Company has paid no dividends since fiscal 1975.

                              MORGAN'S FOODS, INC.

ITEM 6.  SELECTED FINANCIAL DATA.

         The following selected financial information for each of the five fiscal years in the period ended February 29, 2004, is derived from, and qualified in its entirety by, the consolidated financial statements of the Company. The following selected financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the notes thereto included elsewhere in this report.

                 Dollars in thousands except per share amounts.

                                                                     YEARS ENDED
                                       --------------------------------------------------------------------
                                       FEBRUARY 29,    MARCH 2,      MARCH 3,    FEBRUARY 25,  FEBRUARY 27,
                                          2004           2003          2002          2001          2000
                                       ----------      --------      --------    -----------   ------------
Revenues ...........................     $ 81,738      $ 82,326      $ 84,930      $ 78,140      $ 63,606
Cost of sales:
  Food, paper and beverage .........       24,712        25,645        25,987        24,378        19,955
  Labor and benefits ...............       22,816        22,329        22,155        20,702        16,978
Restaurant operating expenses ......       21,320        21,018        21,805        19,795        15,523
Depreciation and amortization ......        3,518         3,499         3,866         3,817         2,672
General and administrative
 expenses ..........................        5,574         5,749         5,209         5,516         4,420
Loss on restaurant assets ..........          567           551           215           597           213
                                         --------      --------      --------      --------      --------
Operating income ...................        3,231         3,535         5,693         3,335         3,845
Income (loss) from
 continuing operations .............       (1,294)       (1,192)          602        (1,693)          283
Gain (loss) from discontinued
 operations (2) ....................            -             -             -           150          (629)
                                         --------      --------      --------      --------      --------
Net income (loss) ..................     $ (1,294)     $ (1,192)     $    602      $ (1,543)     $   (346)
                                         ========      ========      ========      ========      ========
Basic and diluted income (loss)
 per common share (1):
  Income (loss) from
    continuing operations ..........     $   (.48)     $   (.44)     $    .21      $   (.58)     $    .10
  Gain (loss) from
    discontinued operations ........            -             -             -           .05          (.22)
                                         --------      --------      --------      --------      --------
 Net income (loss) .................     $   (.48)     $   (.44)     $    .21      $   (.53)     $   (.12)
                                         ========      ========      ========      ========      ========
Working capital (deficiency) .......     $ (3,999)     $ (3,111)     $ (1,312)     $ (2,454)     $ (4,228)
Total assets .......................       52,672        56,025        60,253        61,554        62,188
Long-term debt .....................       43,370        46,113        48,563        51,046        49,968
Long-term capital lease
 obligations .......................          379           436           544           651           745

Shareholders' equity (deficiency) ..       (2,716)       (1,422)         (197)         (578)          930

      (1) Computed based upon the basic weighted average number of common shares outstanding during each year, which were 2,718,441 in 2004, 2,720,182 in 2003, 2,851,160 in 2002, 2,931,227 in 2001 and 2,912,894 in 2000 and the diluted weighted average number of common and common equivalent shares outstanding during each year which were 2,718,441 in 2004, 2,720,182 in 2003, 2,853,789 in
2002, 2,931,227 in 2001 and 2,912,894 in 2000.

      (2) The results of operations and gain/loss on disposals of the former East Side Mario's restaurant segment.

                              MORGAN'S FOODS, INC.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         RESULTS OF OPERATIONS. During fiscal 2002 through 2004 the Company operated KFC franchised restaurants, Taco Bell franchised restaurants and various "2n1" restaurants which include the KFC, Taco Bell, Pizza Hut and A&W concepts in the states of Illinois, Missouri, Ohio, Pennsylvania, West Virginia and New York. The average number of restaurants in operation during fiscal 2004, 2003 and 2002 was 103. During fiscal 2003, the Company added a concept to one restaurant. During fiscal year 2002, the Company added a concept to two restaurants.

      SUMMARY OF EXPENSES AND OPERATING INCOME AS A PERCENTAGE OF REVENUES

                                          2004      2003      2002
                                          ----      ----      ----
Cost of sales:
  Food, paper and beverage ............   30.2%     31.2%     30.6%
  Labor and benefits ..................   27.9%     27.1%     26.1%
Restaurant operating expenses .........   26.1%     25.5%     25.7%
Depreciation and amortization .........    4.3%      4.3%      4.6%
General and administrative expenses ...    6.8%      7.0%      6.1%
Operating income ......................    4.0%      4.3%      6.7%

      REVENUES. Revenue was $81,738,000 in fiscal 2004, a decrease of $588,000 or 0.7% compared to a decrease of $2,604,000 or 3.1% in fiscal 2003. The $588,000 decrease in restaurant revenues during fiscal year 2004 was primarily the result of ineffective product promotions by the KFC franchisor during the year as well as severe winter weather conditions in the Company's market areas. Revenue was $82,326,000 in fiscal 2003, a decrease of $2,604,000 or 3.1% compared to an increase of $6,790,000 or 8.7% in fiscal 2002. The $2,604,000 decrease in restaurant revenues during fiscal year 2003 was primarily the result of a 1.2% decrease in comparable restaurant revenues which was due to franchisor product promotions which were ineffective in the face of increased competition in the chicken segment of the quick service industry and $1,641,000 in revenues generated from the extra week that occurred in fiscal 2002. Furthermore, the fourth quarter of fiscal year 2003 revenues were reduced as a result of a prolonged winter with near record snowfall in the Company's market areas.

      Revenues for the 16 weeks ended February 29, 2004 were $22,865,000, a decrease of $337,000 due to a 1.5% decrease in comparable restaurant revenues for the reasons discussed above. Revenues for the 16 weeks ended March 2, 2003 were $23,202,000, a decrease of $2,764,000 due to a 4.6% decrease in comparable restaurant revenues due to the factors discussed above and $1,641,000 in revenues generated from the extra week that occurred during fiscal 2002.

      COST OF SALES - FOOD, PAPER AND BEVERAGE. Food, paper and beverage costs were $24,712,000 or 30.2% in fiscal 2004 compared to $25,645,000 or 31.2% of revenues in fiscal 2003. Food, paper and beverage costs as a percentage of revenue decreased by 0.8% as a result of the development and implementation of tools that assist management of food costs and 0.2% resulting from the receipt, during the second quarter of fiscal 2004, of a $156,000 settlement negotiated by FRANMAC, the Taco Bell franchisee association, with certain

                              MORGAN'S FOODS, INC.

system food suppliers. Food, paper and beverage costs were $25,645,000 or 31.2% of revenues in fiscal 2003 compared to $25,987,000 or 30.6% in fiscal 2002. Food, paper and beverage costs as a percentage of revenue increased by 0.6% as a result of several factors, including product promotions such as popcorn chicken and chicken strips having a higher food cost than those promoted during fiscal 2002 and inefficiencies resulting from lower average restaurant volumes. Food, paper and beverage costs were also reduced by $259,000 during fiscal year 2002 as a result of a settlement negotiated by FRANMAC with certain system food suppliers.

      For the fourth quarter of fiscal 2004, food, paper and beverage costs decreased as a percentage of revenues to 30.0% from 31.1% in the fourth quarter fiscal 2003. The decrease of 1.1% of revenues was primarily due to the reason discussed above as part of the fiscal 2004 comparison.

      COST OF SALES - LABOR AND BENEFITS. Labor and benefits increased to 27.9% of revenues or $22,816,000 in fiscal 2004 from 27.1% of revenues or $22,329,000 in fiscal 2003. The increase was primarily due to increased health care costs of $566,000 and increased workers compensation costs of $254,000 which were partially offset by improved operating efficiencies. Labor and benefits increased to 27.1% of revenues or $22,329,000 in fiscal 2003 from 26.1% of revenues or $22,155,000 in fiscal 2002. The increase was primarily due to lower average restaurant volumes, increased health care costs and higher average wages.

      Labor and benefit costs for the fourth quarter of fiscal 2004 increased to 28.9% of revenues or $6,616,000 compared to 28.1% of revenues or $6,518,000 in fiscal 2003. This increase was primarily the result of the reasons discussed above in the fiscal 2004 comparison.

      RESTAURANT OPERATING EXPENSES. Restaurant operating expenses increased to 26.1% of revenues or $21,320,000 in fiscal 2004 from 25.5% of revenues or $21,018,000 in fiscal 2003 primarily as a result of increased general insurance costs, the increased cost of the toys included with kids meals and the increased volume of kids meals sold as a result of promotional efforts. Restaurant operating expenses were relatively unchanged as a percentage of revenues at $21,018,000 or 25.5% and $21,805,000 or 25.7% in fiscal 2003 and 2002, respectively.

      Restaurant operating expenses for the fourth quarter of fiscal 2004 increased to 27.3% of revenues or $6,254,000 from 26.2% of revenues or $6,072,000 in the year earlier quarter. This increase was primarily the result of the reasons discussed above in the fiscal 2004 comparison as well as the increased utility costs associated with the severe winter.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization was relatively unchanged at $3,518,000 and $3,499,000 in fiscal 2004 and 2003, respectively. Depreciation and amortization in fiscal 2003 decreased to $3,499,000 from $3,866,000 in fiscal 2002 as a result of the implementation of FASB 142 whereby goodwill is no longer amortized.

                              MORGAN'S FOODS, INC.

      GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased to $5,574,000 or 6.8% of revenues from $5,749,000 or 7.0% percent of revenues as a result of decreased legal and professional, office supply and telephone expenses which was partially offset by increased healthcare and workers compensation costs. These decreases were a result of negotiated price decreases as well as reduced usage. General and administrative expenses increased to $5,749,000 or 7.0% of revenues in fiscal 2003 from $5,209,000 or 6.1% of revenues in fiscal 2002 as a result of increased health care, workers compensation, occupancy costs and payroll costs.

      For the fourth quarter of fiscal 2004 and 2003, general and administrative expenses were relatively unchanged at 7.5% and 7.3% of revenues or $1,715,000 and $1,695,000, respectively.

      LOSS ON RESTAURANT ASSETS. In fiscal 2004, the Company recorded losses of $313,000 as a result of the disposal of assets during the image enhancement of two restaurants, an increase of $81,000 in the reserve for one previously closed restaurant and the $135,000 loss associated with the unanticipated closing of another restaurant as a result of the landlord terminating the lease in order to use the property for another project. In fiscal 2004, the Company also recorded impairment losses of $254,000 on two operating restaurants to reduce their carrying values to their estimated fair values. In fiscal 2003, the Company recorded losses of $218,000 as a result of the disposal of assets during the image enhancement and expansion of several restaurants and the increase in the reserve for disposal of previously closed restaurants. In fiscal 2003, the Company also recorded impairment losses of $333,000 on three operating restaurants to reduce their carrying values to their estimated fair values.

      In the fourth quarter of fiscal 2004 the Company recorded a loss on restaurant assets of $493,000 which included the $254,000 asset impairment write-down due to trade area deterioration which became apparent during the fourth quarter and the $135,000 loss associated with the unanticipated closing of another restaurant at the end of the fiscal year as mentioned above. This compared to a loss of $358,000 in the prior year fourth quarter which included the $333,000 asset impairment writedown mentioned above. The fiscal 2004 and 2003 impairment write-downs resulted from deterioration of the operating results and trade areas of the locations during the fourth quarter.

      OPERATING INCOME. Operating income in fiscal 2004 decreased to $3,231,000 from $3,535,000 in fiscal 2003 primarily as a result of lower average restaurant volumes and increased benefit costs which were partially offset by improved operating efficiencies and the receipt of the settlement with certain Taco Bell system food suppliers mentioned earlier. Operating income in fiscal 2003 decreased to $3,535,000 from $5,693,000 in fiscal 2002 primarily as a result of lower average restaurant volumes, higher food cost product promotions and increased payroll and benefit costs.

      INTEREST EXPENSE. Interest expense from bank debt and notes payable decreased to $4,578,000 in fiscal 2004 from $4,802,000 in fiscal 2003. Interest expense from bank debt and notes payable decreased to $4,802,000 in fiscal 2003 from $5,174,000 in fiscal 2002. The decreases in interest expense for fiscal 2004 and 2003 were a result of regular principal payments made on debt and notes payable balances. Interest

                              MORGAN'S FOODS, INC.

expense from capitalized lease debt decreased $13,000 to $49,000 in fiscal 2004 from $62,000 in fiscal 2003. Interest expense from capitalized lease debt decreased $10,000 to $62,000 in fiscal 2003 from $72,000 in fiscal 2002. Both of these decreases were due to lower principal balances during the years discussed.

      OTHER INCOME. Other income decreased to $106,000 in fiscal 2004 from $147,000 in fiscal 2003 as a result of lower interest income due to decreases in both the interest rate earned and the amount of average cash investments. Other income was relatively unchanged at $147,000 in fiscal 2003 compared to $159,000 in fiscal 2002.

      PROVISION FOR INCOME TAXES. The provision for income taxes was substantially unchanged at $4,000, $10,000 and $4,000 in fiscal years 2004, 2003 and 2002, respectively.

      LIQUIDITY AND CAPITAL RESOURCES. The Company, like others in the restaurant industry, operates on minimal working capital and relies on cash flow from operations, debt borrowings and lease financing for the construction and refurbishment of restaurant properties and repayment of debt. Cash flow activity for fiscal 2004, 2003 and 2002 is presented in the Consolidated Statements of Cash Flows.

      Net cash provided by operating activities increased to $3,667,000 in fiscal 2004 from $1,829,000 in fiscal 2003 due to higher funding from supply agreements and as a result of cash provided by changes in operating assets and liabilities.

      Capital expenditures for fiscal 2004 were $1,170,000, which related to the image enhancement of two restaurants and normal capital expenditures to maintain other restaurants. In fiscal 2004 the Company made principal payments on long-term debt of $2,603,000 and on capital lease obligations of $107,000.

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

      Certain of the Company's debt arrangements require the maintenance of a consolidated fixed charge coverage ratio of 1.2 to 1 regarding all of its mortgage loans and individual restaurant coverage ratios between 1.2 and 1.5 to 1 on certain of its loans. As of February 29, 2004, the Company was not in compliance with the consolidated ratio of 1.2 to 1 or the unit level ratios relating to $31,933,000 of its debt. The Company has obtained waivers of these violations from the applicable lenders. As these waivers continue through the end of fiscal year 2005, the Company has classified its debt as long term as of February 29, 2004. All payments on the Company's debt have been, and continue to be, current and management believes that the Company will continue to be able to service the debt. If the Company does not comply with debt covenants in the future, and if future waivers are not obtained, the lenders will have certain remedies available to them which could include calling of the debt or acceleration of payments. Noncompliance with the requirements of the Company's mortgage debt, if not waived, could also trigger cross-default provisions of other debt agreements.

                              MORGAN'S FOODS, INC.

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

      During fiscal 2004 the Company provided to staff at the Exchange its quarterly financial results, projected results for fiscal 2004 and a plan for how the Company would regain compliance with the continued listing standard. On December 24, 2003, the Company provided updated information to the Exchange including third quarter fiscal 2004 financial results which did not meet the previously accepted operating plan but which were profitable. On April 23, 2004, the Company provided updated information to the Exchange including projected fiscal 2004 results which did not meet the previously accepted operating plan. The Company cannot predict the Exchange's response, but the failure to meet the previously accepted operating plan could result in the commencement of delisting proceedings. If the Company were delisted, or if its common shares were suspended from trading, the liquidity of its common shares would likely be adversely affected.

      The Company has been financing the expansion and image enhancement of its restaurants primarily through the use of long-term debt on which the rate is fixed at the time of funding. At February 29, 2004 there was $46,113,000 of such debt outstanding at rates ranging from 8.0% to 11.1%. The Company's market risk exposure is primarily due to possible fluctuations in interest rates as they relate to future borrowings. The Company has evaluated the potential effect of a 1.0% increase in these rates on future capital spending plans and believes that there would be no material effect. The Company does not enter into derivative financial investments for trading or speculation purposes. As a result, the Company believes that its market risk exposure is not material to the Company's financial position, liquidity or results of operations.

The Company's contractual obligations and commitments as of February 29, 2004 were as follows:

                                 (In thousands)

 CONTRACTUAL OBLIGATIONS       2005         2006        2007       2008        2009     THEREAFTER     TOTAL
 -----------------------       ----         ----        ----       ----        ----     ----------     -----
Long-term debt, including
  current maturities          $ 2,743     $ 2,930     $ 3,101     $ 2,908     $ 3,045     $31,386     $46,113
Interest expense on
  long-term debt                4,232       3,960       3,674       3,370       3,103      13,669      32,008
Capital leases                     58          13          14          16          17         319         437
Operating leases                2,027       1,700       1,424       1,151       1,101       4,513      11,916

                              MORGAN'S FOODS, INC.

Other Contractual Obligations and Commitments

      At February 29, 2004 the Company had a letter of credit for $300,000 outstanding in favor of a vendor. The letter of credit which expires June 18, 2004 was secured by a $300,000 certificate of deposit.

      For KFC products, the Company is required to pay royalties of 4% of gross revenues and to expend an additional 5.5% of gross revenues on national and local advertising pursuant to its franchise agreements. For Taco Bell products in KFC/Taco "2n1" restaurants operated under license agreements from Taco Bell Corporation and franchise agreements from KFC Corporation, the Company is required to pay royalties of 10% of Taco Bell gross revenues and to make advertising fund contributions of 1/2% of Taco Bell gross revenues. For Taco Bell product sales in restaurants operated under Taco Bell franchises the Company is required to pay royalties of 5.5% of gross revenues and to expend an additional 4.5% of gross revenues on national and local advertising. For Pizza Hut products in Taco Bell/Pizza Hut Express "2n1" restaurants the Company is required to pay royalties of 5.5% of Pizza Hut gross revenues and to expend an additional 4.5% of Pizza Hut gross revenues on national and local advertising. For A&W products in "2n1" restaurants the Company is required to pay royalties of 7% of A&W gross revenues and to expend an additional 4% of A&W gross revenues on national and local advertising. Total royalties and advertising, which are included in the Consolidated Statements of Operations as part of restaurant operating expenses, were $8,083,000, $8,141,000 and $8,514,000 in fiscal 2004,
2003 and 2002, respectively.

      In fiscal year 2000 the Company signed an agreement and prepaid franchise fees of $170,000 which granted it the rights to develop 20 KFC, Taco Bell or KFC "2n1" restaurants in specific geographic areas. Under the agreement five restaurants are required to be developed each year over a four year period. As of February 29, 2004 the Company has developed only five restaurants under this agreement. The status of the development agreements has been discussed with the franchisors and the Company has not been declared in default of the KFC agreement. If the Company should default on the KFC agreement, it could lose the rights to develop certain KFC restaurants and could forfeit the remaining balance of prepaid franchise fees, which was $60,000 at February 29, 2004. The Company has been declared in default under the terms of its Taco Bell development agreement and is required to forfeit the related deposits of $30,000. The Taco Bell franchisor is in the process of assessing the Company's request to use $25,000 of the deposits towards other franchise/license agreement extension fees and that amount remains as an asset at February 29, 2004. The Company believes that noncompliance with the development agreement will not have a material impact on its financial position, results of operations or cash flows.

      The franchise agreements with KFC and Taco Bell Corporation require the Company to upgrade and remodel its restaurants to comply with the franchisors' current standards within agreed upon timeframes. The Company does not expect to commit funds to image enhancements or expansions during fiscal 2005. In order to meet the terms and conditions of the franchise agreements, the Company has the following obligations:

                              MORGAN'S FOODS, INC.

                              NUMBER
                             OF UNITS        OBLIGATION (1)
-----------                  --------        --------------
FISCAL YEAR
    2006                           12(2)       $ 2,800,000
    2007                            9(2)         1,525,000
    2008                            7(2)         1,075,000
    2009                            3(2)           600,000

THEREAFTER TO 2021

Image Enhancements                 29           5,800,000
Relocation of
 existing restaurants              10(3)       10,000,000
                              -------         -----------
Total                              70         $21,800,000
                              =======         ===========

(1) These amounts are based on current construction cost estimates and actual costs may vary.

(2)   Required image enhancements.

(3) Generally at the time relocation is required, the related assets have been depreciated or amortized to a low net book value. If an economically suitable new location cannot be obtained, the Company may choose to close the restaurant and abandon the remaining assets.

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

      CRITICAL ACCOUNTING POLICIES. The Company's reported results are impacted by the application of certain accounting policies that require it to make subjective or complex judgments or to apply complex accounting requirements. These judgments include estimations about the effect of matters that are inherently uncertain and may significantly impact its quarterly or annual results of operations, financial condition or cash flows. Changes in the estimates and judgments could significantly affect results of operations, financial condition and cash flows in future years. The Company believes that its critical accounting policies include:

  - Estimating future cash flows and fair value of assets associated with assessing potential impairment of long-lived and intangible assets and projected compliance with debt covenants.

  - Determining the appropriate valuation allowances for deferred tax assets and reserves for potential tax exposures. See Note 8 to the consolidated financial statements for a discussion of income taxes.

                              MORGAN'S FOODS, INC.

  - Applying complex lease accounting requirements to the Company's capital and operating leases of property and equipment. The Company leases the building or land, or both, for nearly one-half of its restaurants. See
      Note 6 to the consolidated financial statements for a discussion of lease accounting.

      NEW ACCOUNTING STANDARDS. In fiscal 2004, the Company adopted the provisions of SFAS No. 143 Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. The adoption of SFAS No. 143 did not have a material impact on the Company's consolidated financial position or results of operations.

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

                                    PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      Information on Directors of the Company is incorporated herein by reference to the definitive Proxy Statement to security holders for the 2004 annual meeting to be filed with the Securities and Exchange Commission on or before June 25, 2004.

      Information regarding the Executive Officers of the Company is reported in a separate section captioned "Executive Officers of the Company" included in
Part I hereof.

ITEM 11.  EXECUTIVE COMPENSATION.

      Information on executive compensation is incorporated herein by reference to the definitive Proxy Statement to security holders for the 2004 annual meeting to be filed with the Securities and Exchange Commission on or before June 25, 2004.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      Information on security ownership of certain beneficial owners, officers and directors is incorporated herein by reference to the definitive Proxy Statement to security holders for the 2004 annual meeting to be filed with the Securities and Exchange Commission on or before June 25, 2004.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Information on certain relationships and related transactions is incorporated herein by reference to the definitive Proxy Statement to security holders for the 2004 annual meeting to be filed with the Securities and Exchange Commission on or before June 25, 2004.

ITEM 14.  CONTROLS AND PROCEDURES.

      Management is responsible for the preparation, integrity and objectivity of the consolidated financial statements and other information presented in this report. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and reflect certain estimates and adjustments by management. In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, we must make a variety of decisions that affect the reported amounts and the related disclosures. Such decisions include the selection of accounting principles that reflect the economic substance of the underlying transactions and the assumptions

                              MORGAN'S FOODS, INC.

on which to base accounting estimates. In reaching such decisions, we apply judgment based on our understanding and analysis of the relevant circumstances, including our historical experience, actuarial studies and other assumptions. We re-evaluate our estimates and assumptions on an ongoing basis. While actual results could, in fact, differ from those estimated at the time of preparation of the financial statements, we are committed to preparing financial statements incorporating accounting principles, assumptions and estimates that promote the representational faithfulness, verifiability, neutrality and transparency of the accounting information included in the financial statements.

      We maintain a system of internal accounting controls and procedures, which management believes provide reasonable assurance that transactions are properly recorded and that assets are protected from loss or unauthorized use.

      We maintain a system of disclosure controls and procedures to ensure timely collection and evaluation of information subject to disclosure, to ensure the selection of appropriate accounting policies, and to ensure compliance with our accounting policies and procedures. Our disclosure control systems and procedures include the certification of financial information provided from each of our key management personnel.

      The integrity of our disclosure control systems are based on written policies and procedures, the careful selection and training of qualified financial personnel and direct management review. Our disclosure control committee meets periodically to review our systems and procedures and to review our financial statements and related disclosures.

      Our independent auditors have direct and private access to the Audit Committee.

      The effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) was evaluated as of the date of the financial statements. This evaluation was carried out under the supervision of and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures are effective. There were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation.

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

                              MORGAN'S FOODS, INC.
                        INDEX TO FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULES
                               ITEM 15 (A) 1 AND 2

                                                                                                  PAGE
ITEM 15 (a) 1                                                                                   REFERENCE
-------------                                                                                   ---------
Report of Independent Registered Public Accounting Firm...................................           20

Consolidated Balance Sheets
  at February 29, 2004 and March 2, 2003..................................................           21

Consolidated Statements of Operations
  for the years ended February 29, 2004, March 2, 2003
   and March 3, 2002......................................................................           22

Consolidated Statements of Shareholders' Equity (Deficiency)
  for the years ended February 29, 2004, March 2, 2003
   and March 3, 2002......................................................................           23

Consolidated Statements of Cash Flows
  for the years ended February 29, 2004, March 2, 2003
   and March 3, 2002......................................................................           24

Notes to Consolidated Financial Statements................................................           25

ITEM 15 (a) 2

      All schedules normally required by Form 10-K are not required under the related instructions or are inapplicable, and therefore are not presented.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Morgan's Foods, Inc.
Cleveland, Ohio

We have audited the accompanying consolidated balance sheets of Morgan's Foods, Inc. and subsidiaries (the "Company") as of February 29, 2004 and March 2, 2003 and the related consolidated statements of operations, shareholders' equity (deficiency), and cash flows for each of the three years in the period ended February 29, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Morgan's Foods, Inc. and subsidiaries at February 29, 2004 and March 2, 2003 and the results of their operations and their cash flows for each of the three years in the period ended February 29, 2004 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective March 4, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/ Deloitte & Touche LLP
-------------------------
DELOITTE & TOUCHE LLP
Cleveland, Ohio
June 1, 2004

                              MORGAN'S FOODS, INC.
                           CONSOLIDATED BALANCE SHEETS
                       FEBRUARY 29, 2004 AND MARCH 2, 2003

                                                                   2004              2003
                                                               ------------      ------------
ASSETS

 Current assets:
  Cash and equivalents ......................................  $  4,353,000      $  4,901,000
  Short term investment - restricted ........................       300,000                 -
  Receivables ...............................................       242,000           300,000
  Inventories ...............................................       573,000           492,000
  Prepaid expenses ..........................................       324,000           562,000
                                                               ------------      ------------
                                                                  5,792,000         6,255,000

 Property and equipment (Notes 5 and 6):
  Land ......................................................    10,971,000        10,970,000
  Buildings and improvements ................................    19,246,000        18,781,000
  Property under capital leases .............................       776,000         1,006,000
  Leasehold improvements ....................................     7,353,000         7,380,000
  Equipment, furniture and fixtures .........................    18,864,000        18,618,000
  Construction in progress ..................................        58,000            54,000
                                                               ------------      ------------
                                                                 57,268,000        56,809,000
 Less accumulated depreciation and amortization .............    23,377,000        20,357,000
                                                               ------------      ------------
                                                                 33,891,000        36,452,000
 Other assets ...............................................     1,186,000         1,331,000
 Franchise agreements .......................................     1,876,000         1,982,000
 Deferred taxes (Note 8) ....................................       600,000           600,000
 Goodwill ...................................................     9,327,000         9,405,000
                                                               ------------      ------------
                                                               $ 52,672,000      $ 56,025,000
                                                               ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

 Current liabilities:
  Current maturities of long-term debt (Note 5) .............  $  2,743,000      $  2,603,000
  Current maturities of capital lease obligations (Note 6) ..        58,000           108,000
  Accounts payable ..........................................     3,642,000         3,193,000
  Accrued liabilities (Note 4) ..............................     3,348,000         3,462,000
                                                               ------------      ------------
                                                                  9,791,000         9,366,000

 Long-term debt (Note 5) ....................................    43,370,000        46,113,000
 Long-term capital lease obligations (Note 6) ...............       379,000           436,000
 Other long-term liabilities ................................     1,848,000         1,532,000

 Commitments and contingencies (Notes 5 and 6)

SHAREHOLDERS' EQUITY (DEFICIENCY)

 Preferred shares, 1,000,000 shares authorized,
  no shares outstanding
 Common Stock:
  Authorized shares - 25,000,000
  Issued shares - 2,969,405 .................................        30,000            30,000
  Treasury shares - 250,964 in 2004 and 2003 ................      (284,000)         (284,000)
 Capital in excess of stated value ..........................    28,829,000        28,829,000
 Accumulated deficit ........................................   (31,291,000)      (29,997,000)
                                                               ------------      ------------
 Total shareholders' deficiency .............................    (2,716,000)       (1,422,000)
                                                               ------------      ------------
                                                               $ 52,672,000      $ 56,025,000
                                                               ============      ============

                 See notes to consolidated financial statements.

                              MORGAN'S FOODS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         YEARS ENDED FEBRUARY 29, 2004, MARCH 2, 2003 AND MARCH 3, 2002

                                            2004              2003              2002
                                        ------------      ------------      ------------
Revenues .............................  $ 81,738,000      $ 82,326,000      $ 84,930,000

Cost of sales:
  Food, paper and beverage ...........    24,712,000        25,645,000        25,987,000
  Labor and benefits .................    22,816,000        22,329,000        22,155,000
Restaurant operating expenses ........    21,320,000        21,018,000        21,805,000
Depreciation and amortization ........     3,518,000         3,499,000         3,866,000
General and administrative expenses ..     5,574,000         5,749,000         5,209,000
Loss on restaurant assets (Note 2) ...       567,000           551,000           215,000
                                        ------------      ------------      ------------
Operating income .....................     3,231,000         3,535,000         5,693,000
Interest expense:
  Bank debt and notes payable ........    (4,578,000)       (4,802,000)       (5,174,000)
  Capital leases .....................       (49,000)          (62,000)          (72,000)
Other income and expense, net ........       106,000           147,000           159,000
                                        ------------      ------------      ------------
Income (loss) from continuing
 operations before income taxes ......    (1,290,000)       (1,182,000)          606,000
Provision for income taxes (Note 8) ..         4,000            10,000             4,000
                                        ------------      ------------      ------------
Net income (loss) ....................  $ (1,294,000)     $ (1,192,000)     $    602,000
                                        ============      ============      ============
Basic and diluted net income (loss) ..
 per common share: ...................  $       (.48)     $       (.44)     $        .21
                                        ============      ============      ============

                 See notes to consolidated financial statements.

                              MORGAN'S FOODS, INC.
          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)
         YEARS ENDED FEBRUARY 29, 2004, MARCH 2, 2003, AND MARCH 3, 2002

                                                                                                                         TOTAL
                                     COMMON SHARES               TREASURY SHARES          CAPITAL IN                  SHAREHOLDERS'
                               -------------------------  ----------------------------    EXCESS OF      ACCUMULATED     EQUITY
                                  SHARES       AMOUNT        SHARES          AMOUNT      STATED VALUE      DEFICIT    (DEFICIENCY)
                               ------------ ------------  ------------    ------------   ------------   ------------  ------------
Balance, February 25, 2001...     2,969,405 $     30,000       (31,833)   $    (76,000)  $ 28,875,000   $(29,407,000) $   (578,000)
Net income...................             -            -             -               -              -        602,000       602,000
Issue of treasury shares for
 401(k) contributions........             -            -        31,833          76,000        (46,000)             -        30,000
Purchase of common shares....             -            -      (241,564)       (251,000)             -              -      (251,000)
                               ------------ ------------  ------------    ------------   ------------   ------------  ------------
Balance, March 3, 2002.......     2,969,405       30,000      (241,564)       (251,000)    28,829,000    (28,805,000)     (197,000)
Net loss.....................             -            -             -               -              -     (1,192,000)   (1,192,000)
Purchase of common shares....             -            -        (9,400)        (33,000)             -              -       (33,000)
                               ------------ ------------  ------------    ------------   ------------   ------------  ------------
Balance, March 2, 2003.......     2,969,405       30,000      (250,964)       (284,000)    28,829,000    (29,997,000)   (1,422,000)
Net loss.....................             -            -             -               -              -     (1,294,000)   (1,294,000)
                               ------------ ------------  ------------    ------------   ------------   ------------  ------------
Balance, February 29, 2004...     2,969,405 $     30,000      (250,964)   $   (284,000)  $ 28,829,000   $(31,291,000) $ (2,716,000)
                               ============ ============  ============    ============   ============   ============  ============

                 See notes to consolidated financial statements.

                              MORGAN'S FOODS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        YEARS ENDED FEBRUARY 29, 2004, MARCH 2, 2003, AND MARCH 3, 2002

                                                       2004             2003             2002
                                                    -----------      ------------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)............................     $(1,294,000)     $(1,192,000)     $   602,000
  Adjustments to reconcile to net cash
   provided by operating activities:
    Depreciation and amortization..............       3,518,000        3,499,000        3,866,000
    Amortization of deferred
     financing costs...........................         134,000          139,000          143,000
    Amortization of supply agreement
     advances (Note 1).........................        (845,000)        (771,000)        (697,000)
    Funding from supply agreements (Note 1)....       1,200,000          719,000          756,000
    Loss on restaurant assets..................         567,000          551,000          215,000
    Changes in assets and liabilities:
     Decrease (Increase) in receivables........          58,000          (68,000)        (154,000)
     Decrease (Increase) in inventories........         (81,000)          28,000          (32,000)
     Decrease (Increase) in prepaid expenses ..         238,000         (261,000)         (79,000)
     Decrease (Increase) in other assets.......           6,000           36,000          (44,000)
     Increase (Decrease) in accounts payable...         449,000         (568,000)         171,000
     Increase (Decrease) in
              accrued liabilities..............        (283,000)        (283,000)         322,000
                                                    -----------      -----------      -----------
  Net cash provided by operating activities....       3,667,000        1,829,000        5,069,000
                                                    -----------      -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures.........................      (1,170,000)      (2,053,000)        (883,000)
  Purchase of franchise agreement..............         (35,000)               -          (10,000)
  Purchase of short term investment............        (300,000)               -                -
                                                    -----------      -----------      -----------
  Net cash used in investing activities........      (1,505,000)      (2,053,000)        (893,000)
                                                    -----------      -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt,
   net of financing costs......................               -                -           36,000
  Principal payments on long-term debt.........      (2,603,000)      (2,178,000)      (2,264,000)
  Principal payments on capital
   lease obligations...........................        (107,000)        (105,000)         (96,000)
  Purchase of treasury shares..................               -          (33,000)        (251,000)
                                                    -----------      -----------      -----------
  Net cash used in financing activities........      (2,710,000)      (2,316,000)      (2,575,000)
                                                    -----------      -----------      -----------
  Net change in cash and equivalents...........        (548,000)      (2,540,000)       1,601,000
  Cash and equivalents, beginning balance......       4,901,000        7,441,000        5,840,000
                                                    -----------      -----------      -----------
  Cash and equivalents, ending balance.........     $ 4,353,000      $ 4,901,000      $ 7,441,000
                                                    ===========      ===========      ===========

                 See notes to consolidated financial statements.

                              MORGAN'S FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FEBRUARY 27, 2004, MARCH 2, 2003, AND MARCH 3, 2002

NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

      DESCRIPTION OF BUSINESS. Morgan's Foods, Inc. and its subsidiaries ("the Company") operate 75 KFC restaurants, 7 Taco Bell restaurants, 15 KFC/Taco Bell "2n1" restaurants, 3 Taco Bell/Pizza Hut Express "2n1" restaurants, 1 KFC/Pizza Hut Express "2n1" and 1 KFC/A&W "2n1", in the states of Illinois, Missouri, Ohio, Pennsylvania, West Virginia and New York. The Company's fiscal year is a 52-53 week year ending on the Sunday nearest the last day of February.

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

      ADVERTISING COSTS. The Company expenses advertising costs as incurred. Advertising expense was $4,645,000, $4,697,000 and $4,944,000 for fiscal years 2004, 2003 and 2002, respectively.

      CASH AND INVESTMENTS. The Company considers all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents. At February 29, 2004 the Company held a $300,000 certificate of deposit as a restricted short-term investment to secure a letter of credit that expires June 18, 2004.

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

                              MORGAN'S FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FEBRUARY 27, 2004, MARCH 2, 2003, AND MARCH 3, 2002

      Management assesses the carrying value of property and equipment whenever there is an indication of potential impairment, including quarterly assessments of any restaurant with negative cash flows. If the property and equipment of a restaurant on a held and used basis are not recoverable based upon forecasted, undiscounted cash flows, the assets are written down to their fair value. Management uses a valuation methodology (believed to be consistent with methodologies commonly used in the industry) to determine fair value, which is the sum of the restaurant's business value and real estate value. Business value is determined using a cash flow multiplier based upon market conditions and estimated cash flows of the restaurant. Real estate value is generally determined based upon the discounted market value of implied rent of the owned assets. Management believes the carrying value of property and equipment, after impairment write-downs (see Note 2), will be recovered from future cash flows.

      DEFERRED FINANCING COSTS. Costs related to the acquisition of long-term debt are capitalized and expensed as interest over the term of the related debt. Amortization expense was $134,000, $139,000 and $143,000 for fiscal years 2004, 2003 and 2002, respectively. The balance of deferred financing costs was $988,000 at February 28, 2004 and $1,122,000 at March 2, 2003 and is included in other assets in the consolidated balance sheets.

      FRANCHISE AGREEMENTS. Franchise agreements are recorded at cost. Amortization is computed on the straight-line method over the term of the franchise agreement. The Company's franchise agreements are predominantly 20 years in length.

      GOODWILL. Goodwill represents the cost of acquisitions in excess of the fair value of identifiable assets. Prior to fiscal year 2003, goodwill was amortized over the life of the franchise agreement on a straight-line basis. Amortization expense was $539,000 for fiscal 2002. Effective March 4, 2002, the Company ceased amortizing goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.

      ADVANCE ON SUPPLY AGREEMENTS. In conjunction with entering into contracts that require the Company to sell exclusively the specified beverage products for the term of the contract, the Company has received advances from the supplier. The Company amortizes advances on supply agreements as a reduction of food, paper and beverage cost of sales over the term of the related contract using the straight-line method. These advances of $1,412,000 and $1,134,000 at February 29, 2004 and March 2, 2003, respectively, are included in other long-term liabilities in the Consolidated Balance Sheets.

      LEASE ACCOUNTING. Operating lease expense is recognized on the straight-line basis over the term of the lease for those leases with fixed escalations. These accruals of $436,000 and $398,000 at February 29, 2004 and March 2, 2003, respectively, are included in other long-term liabilities in the Consolidated Balance Sheets.

      INCOME TAXES. The provision for income taxes is based upon income or loss before tax for financial reporting purposes. Deferred tax assets or liabilities are recognized for the expected future tax consequences

                              MORGAN'S FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FEBRUARY 27, 2004, MARCH 2, 2003, AND MARCH 3, 2002

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

                                                                    Years Ended
                                               --------------------------------------------------
                                               February 29, 2004    March 2, 2003   March 3, 2002
                                               -----------------    -------------   -------------
Net Income (loss) as reported................     $(1,294,000)       $(1,192,000)     $ 602,000
Add (Subtract) stock-based compensation
  expense, net of tax:
   - As reported (intrinsic value method)....               -                  -              -
   - Pro forma (fair value method)...........               -                  -         (6,000)
                                                  -----------        -----------      ---------
Net income (loss) - pro forma................     $(1,294,000)       $(1,192,000)     $ 596,000
                                                  ===========        ===========      =========
Basic and diluted income (loss)
  per common share:
   As reported...............................     $      (.48)       $      (.44)     $     .21
   Pro forma.................................     $      (.48)       $      (.44)     $     .21

NOTE 2. LOSS ON RESTAURANT ASSETS.

      During fiscal 2004, 2003 and 2002, the Company recognized losses totaling $567,000, $551,000 and $215,000, respectively, from the sale or disposal of restaurant assets, the closing of unprofitable restaurants and the impairment of restaurant assets. The 2004 amounts include impairment losses of $254,000 on two restaurants to reduce their carrying values to their estimated fair values. The 2003 amounts include impairment losses of $333,000 on three restaurants to reduce their carrying values to their estimated fair values. Due to the weak financial performance of these restaurants, management determined that future operating cash flows would not fully recover the carrying value of the restaurants' property and equipment. One restaurant was closed during fiscal 2004. No restaurants were closed during fiscal years 2003 or 2002. At February 29, 2004 the accrual for closed restaurants consisted of remaining exit costs for one restaurant and was almost entirely lease termination costs. This restaurant did not have a material effect upon the Company's consolidated results of operations or financial position.

                              MORGAN'S FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FEBRUARY 27, 2004, MARCH 2, 2003, AND MARCH 3, 2002

NOTE 3. INTANGIBLE ASSETS.

      In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 changes the accounting for goodwill and certain intangible assets from an amortization method to an impairment only approach. Goodwill and intangibles with indefinite lives are no longer subject to amortization, but are subject to assessment for impairment upon adoption of SFAS No. 142 and at least annually thereafter as of its fiscal year end by applying a fair value based test. The Company implemented SFAS No. 142 for its fiscal 2003 year beginning March 4, 2002 and determined that it has five reporting units for the purpose of evaluating goodwill impairment which are based on the geographic market areas of its restaurants. These five reporting units are Youngstown, OH, West Virginia, Pittsburgh, PA, St Louis, MO and Erie, PA. The Company performed the transitional goodwill impairment test as well as the annual goodwill impairment tests and determined that the fair value of each reporting unit was greater than its carrying value at each date.

                                             INTANGIBLE ASSETS
                        --------------------------------------------------------------
                           As of February 29, 2004            As of March 2, 2003
                        -----------------------------   ------------------------------
                        Gross Carrying   Accumulated    Gross Carrying    Accumulated
                            Amount       Amortization        Amount       Amortization
                        --------------   ------------   --------------    ------------
Franchise Agreements..   $ 2,502,000     $  (626,000)     $ 2,492,000     $  (510,000)
Goodwill..............    10,707,000      (1,380,000)      10,797,000      (1,392,000)
                         -----------     -----------      -----------     -----------
Total.................   $13,209,000     $(2,007,000)     $13,289,000     $(1,902,000)
                         ===========     ===========      ===========     ===========

      The Company's intangible asset amortization expense relating to its franchise agreements was $123,000, $115,000 and $132,000 for fiscal 2004, 2003 and 2002, respectively. The estimated intangible amortization expense for each of the next five years is $125,000.

      The increase in franchise agreements was due to the $35,000 purchase of a Taco Bell franchise agreement required as part of a restaurant image enhancement partially offset by a $25,000 reduction associated with the closing of one restaurant. The decrease in goodwill was due to the $90,000 reduction in goodwill associated with the closing of one restaurant.

      The following table reports the comparative pro forma impact of the adoption of SFAS No. 142 on the reported results of operations.

                                                                   Years Ended
                                           ------------------------------------------------------------
                                           February 29, 2004       March 2, 2003         March 3, 2002
                                           -----------------       -------------         --------------
Reported net income (loss)............       $  (1,294,000)        $  (1,192,000)        $     602,000
  Add Back: Goodwill amortization.....                   -                     -               539,000
                                             -------------         -------------         -------------
  Pro forma net income (loss).........       $  (1,294,000         $  (1,192,000)        $   1,141,000
                                             =============         =============         =============
Basic and diluted earnings per share:
  Reported net income (loss)..........       $        (.48)        $        (.44)        $         .21
  Goodwill amortization...............                   -                     -                   .19
                                             -------------         -------------         -------------
  Pro forma net income (loss).........       $        (.48)        $        (.44)        $         .40
                                             =============         =============         =============

                              MORGAN'S FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FEBRUARY 27, 2004, MARCH 2, 2003, AND MARCH 3, 2002

NOTE 4. ACCRUED LIABILITIES.

      Accrued liabilities consist of the following at February 29, 2004 and March 2, 2003:

                                                               2004             2003
                                                           -------------    -------------
Accrued compensation................................       $   1,747,000    $   1,579,000
Accrued taxes other than income taxes...............             700,000          797,000
Accrued liabilities related to closed restaurants...             310,000          325,000
Other accrued expenses..............................             591,000          761,000
                                                           -------------    -------------
                                                           $   3,348,000    $   3,462,000
                                                           =============    =============

NOTE 5. LONG-TERM DEBT.

      Long-term debt consists of the following at February 29, 2004 and March 2, 2003:

                                                                             2004                2003
                                                                          -----------        -----------
Mortgage debt, including interest at 8.3% to 10.6%, through 2021, collateralized by seventy-five restaurants having a
 net book value at February 29, 2004 of $24,559,000....................   $44,140,000        $46,102,000
Equipment loans, including interest at 9.9% to 11.1% through
 February 2007 collateralized by equipment at several KFC restaurants..     1,851,000          2,411,000
Note payable at 8%, including interest through July 2005...............       122,000            200,000
Note payable,
 including interest at 9.0%, through October 2003......................             -              3,000
                                                                          -----------        -----------
                                                                           46,113,000         48,716,000
Less current maturities................................................     2,743,000          2,603,000
                                                                          -----------        -----------
                                                                          $43,370,000        $46,113,000
                                                                          ===========        ===========

      The combined aggregate amounts of future maturities for all long-term debt, including current maturities, as of February 29, 2004 are as follows:

2005.....................................................     $   2,743,000
2006.....................................................         2,930,000
2007.....................................................         3,101,000
2008.....................................................         2,908,000
2009.....................................................         3,045,000
Later years..............................................        31,386,000
                                                              -------------
                                                              $  46,113,000
                                                              =============

      The Company paid interest relating to long-term debt of approximately $4,476,000, $4,324,000 and $5,334,000 in fiscal 2004, 2003 and 2002, respectively.

                              MORGAN'S FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FEBRUARY 27, 2004, MARCH 2, 2003, AND MARCH 3, 2002

      The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As noted above the Company has significant borrowings which require compliance with various terms and conditions including compliance with certain financial ratios, specifically a consolidated fixed charge coverage ratio of 1.2 to 1 regarding all of its mortgage loans and individual restaurant coverage ratios between 1.2 and 1.5 to 1 on certain of its loans. As of February 29, 2004 the Company was not in compliance with the consolidated ratio of 1.2 to 1 or the unit level ratios relating to $31,933,000 of its debt but has obtained waivers of these violations from the applicable lenders. As these waivers continue through the end of fiscal year 2005, the Company has classified its debt as long term as of February 29, 2004. All payments on the Company's debt have been, and continue to be, current and management believes that the Company will continue to be able to service the debt. If the Company does not comply with debt covenants in the future, and if future waivers are not obtained, the lenders will have certain remedies available to them which could include calling of the debt or acceleration of payments. Noncompliance with the requirements of the Company's mortgage debt, if not waived, could also trigger cross-default provisions of other debt agreements. Management believes that operating cash flow will provide sufficient capital to continue to operate and maintain the restaurants, service the Company's debt and support required corporate expenses.

NOTE 6. LEASE OBLIGATIONS AND OTHER COMMITMENTS.

      Property under capital leases at February 29, 2004 and March 2, 2003 are as follows:

                                                            2004              2003
                                                         ----------        ----------
Leased property:
Buildings........................................        $  435,000        $  435,000
Equipment, furniture and fixtures................           341,000           571,000
                                                         ----------        ----------
Total............................................           776,000         1,006,000
Less accumulated amortization....................           410,000           509,000
                                                         ----------        ----------
                                                         $  366,000        $  497,000
                                                         ==========        ==========

      Amortization of leased property under capital leases was $131,000, $103,000 and $105,000 in fiscal 2004, 2003 and 2002, respectively.

      Related obligations under capital leases at February 29, 2004 and March 2, 2003 are as follows:

                                                2004             2003
                                             ----------        --------
Capital lease obligations.............       $  437,000        $544,000
Less current maturities...............           58,000         108,000
                                             ----------        --------
Long-term capital lease obligations...       $  379,000        $436,000
                                             ==========        ========

      The Company paid interest of approximately $49,000, $62,000 and $72,000 relating to capital lease obligations in fiscal 2004, 2003 and 2002, respectively.

                              MORGAN'S FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FEBRUARY 27, 2004, MARCH 2, 2003, AND MARCH 3, 2002

      Future minimum rental payments to be made under capital leases at February 29, 2004 are as follows:

2005.................................................     $ 98,000
2006.................................................       50,000
2007.................................................       50,000
2008.................................................       50,000
2009.................................................       50,000
Later years .........................................      512,000
                                                          --------
                                                           810,000

Less amount representing interest at 9.4% to 10.0%...      373,000
                                                          --------
Total obligations under capital leases...............     $437,000
                                                          ========

      The Company's operating leases for restaurant land and buildings are noncancellable and expire on various dates through 2019. The leases have renewal options ranging from 1 to 17 years. Certain restaurant land and building leases require the payment of additional rent equal to an amount by which a percentage of annual sales exceeds annual minimum rentals. Total contingent rentals were $64,000, $71,000 and $64,000 in fiscal 2004, 2003 and 2002, respectively. Future noncancellable minimum rental payments under operating leases at February 29, 2004 are as follows: 2005 - $2,027,000; 2006 - $1,700,000; 2007 - $1,424,000;
2008 - $1,151,000; 2009 - $1,101,000 and an aggregate $4,513,000 for the years thereafter. Rental expense for all operating leases was $2,191,000, $2,214,000 and $2,188,000 for fiscal 2004, 2003 and 2002, respectively.

      For KFC products, the Company is required to pay royalties of 4% of gross revenues and to expend an additional 5.5% of gross revenues on national and local advertising pursuant to its franchise agreements. For Taco Bell products in KFC/Taco "2n1" restaurants operated under license agreements from Taco Bell Corporation and franchise agreements from KFC Corporation, the Company is required to pay royalties of 10% of Taco Bell gross revenues and to make advertising fund contributions of 1/2% of Taco Bell gross revenues. For Taco Bell product sales in restaurants operated under Taco Bell franchises the Company is required to pay royalties of 5.5% of gross revenues and to expend an additional 4.5% of gross revenues on national and local advertising. For Pizza Hut products in Taco Bell/Pizza Hut Express "2n1" restaurants the Company is required to pay royalties of 5.5% of Pizza Hut gross revenues and to expend an additional 4.5% of Pizza Hut gross revenues on national and local advertising. For A&W products in "2n1" restaurants the Company is required to pay royalties of 7% of A&W gross revenues and to expend an additional 4% of A&W gross revenues on national and local advertising. Total royalties and advertising, which are included in the Consolidated Statements of Operations as part of restaurant operating expenses, were $8,083,000, $8,141,000 and $8,514,000 in fiscal 2004,
2003 and 2002, respectively.

      In fiscal year 2000 the Company signed an agreement and prepaid franchise fees of $170,000 which granted it the rights to develop 20 KFC, Taco Bell or KFC "2n1" restaurants in specific geographic areas. Under the agreement five restaurants are required to be developed each year over a four year period. As of February 29, 2004 the Company has developed only five restaurants under this agreement. The status of the development agreements has been discussed with the franchisors and the Company has not been declared in

                              MORGAN'S FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FEBRUARY 27, 2004, MARCH 2, 2003, AND MARCH 3, 2002

default of the KFC agreement. If the Company should default on the KFC agreement, it could lose the rights to develop certain KFC, restaurants and could forfeit the remaining balance of prepaid franchise fees, which was $60,000 at February 29, 2004. The Company has been declared in default under the terms of its Taco Bell development agreement and is required to forfeit the related deposits of $30,000. The Taco Bell franchisor is in the process of assessing the Company's request to use $25,000 of the deposits towards other franchise/license agreement extension fees and that amount remains as an asset at February 29, 2004. The Company believes that noncompliance with the development agreement will not have a material impact on its financial position, results of operations or cash flows.

      The franchise agreements with KFC and Taco Bell Corporation require the Company to upgrade and remodel its restaurants to comply with the franchisors' current standards within agreed upon timeframes. The Company does not expect to commit funds to image enhancements and expansions during fiscal 2005. In order to meet the terms and conditions of the franchise agreements, the Company has the following obligations:

                                        NUMBER
FISCAL YEAR                            OF UNITS       OBLIGATION (1)
-----------                            --------       --------------
   2006                                  12(2)        $ 2,800,000
   2007                                   9(2)          1,525,000
   2008                                   7(2)          1,075,000
   2009                                   3(2)            600,000

THEREAFTER TO 2021

Image Enhancements                       29             5,800,000
Relocation of existing restaurants       10(3)         10,000,000
                                       ----           -----------
Total                                    70           $21,800,000
                                       ====           ===========

(1) These amounts are based on current construction cost estimates and actual costs may vary.

(2)   Required image enhancements.

(3) Generally at the time relocation is required the related assets have been depreciated or amortized to a low net book value. If an economically suitable new location cannot be obtained, the Company may choose to close the restaurant and abandon the remaining assets.

      There can be no assurance that the Company will be able to accomplish the development required in the franchise and development agreements on terms acceptable to the Company. If the Company is unable to meet the requirements of a franchise agreement, the franchisor may choose to extend the time allowed for compliance or may terminate the franchise agreement.

                              MORGAN'S FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FEBRUARY 27, 2004, MARCH 2, 2003, AND MARCH 3, 2002

NOTE 7. NET INCOME (LOSS) PER COMMON SHARE.

      Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period which totaled 2,718,441, 2,720,182 and 2,851,160 for fiscal 2004, 2003 and 2002, respectively. Diluted net income (loss) per common share is based on the combined weighted average number of shares outstanding during the period which totaled 2,718,441, 2,720,182 and 2,853,789 for fiscal 2004, 2003 and 2002, respectively, which includes the assumed exercise, or conversion of 11,500 options for fiscal year 2002. For fiscal years 2004, 2003 and 2002, 286,500, 286,500 and 275,000 options were excluded from the computation of diluted earnings per share due to their antidulutive effect. In computing diluted net income (loss) per common share, the Company has utilized the treasury stock method.

NOTE 8. INCOME TAXES.

      The current tax provision consists of state and local taxes for fiscal 2004, 2003 and 2002 of $4,000, $10,000 and $4,000, respectively. There was no deferred provision for income taxes during each of the fiscal years 2004, 2003 and 2002.

      A reconciliation between the provision for income taxes and income taxes calculated at the statutory tax rate of 35% is as follows:

                                                                          2004              2003               2002
                                                                        ---------         ---------         ---------
Tax provision (benefit) at statutory rate.........................      $(451,000)        $(414,000)        $ 212,000
State and local taxes, net of federal benefit.....................          3,000             7,000             2,000
Utilization of net operating loss carryforwards...................                                           (212,000)
Losses and temporary differences with no tax benefit..............        442,000           412,000            (3,000)
Other.............................................................         10,000             5,000             5,000
                                                                        ---------         ---------         ---------
                                                                        $   4,000         $  10,000         $   4,000
                                                                        =========         =========         =========

The components of deferred tax assets (liabilities) at February 29, 2004 and March 2, 2003 are as follows:

                                                    2004                2003
                                                 -----------         -----------
Operating loss carryforwards................     $ 2,899,000         $ 2,912,000
Tax credit carryforwards....................          56,000              56,000
Property and equipment......................       2,336,000           1,752,000
Accrued expenses not currently deductible...         676,000             502,000
Inventory valuation.........................           5,000               5,000
Advance payments............................         382,000             431,000
Intangible assets...........................        (830,000)           (532,000)
Deferred tax asset valuation allowance......      (4,924,000)         (4,526,000)
                                                 -----------         -----------
Net deferred tax asset......................     $   600,000         $   600,000
                                                 ===========         ===========

                              MORGAN'S FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FEBRUARY 27, 2004, MARCH 2, 2003, AND MARCH 3, 2002

      The valuation allowance increased $398,000 during fiscal year 2004 principally due to the timing difference attributable to the depreciation of property and accrued expenses not currently deductible which were offset by the difference attributable to the amortization of intangible assets for tax purposes. The valuation allowance increased $116,000 during fiscal year 2003 principally due to the timing difference attributable to the depreciation of property, the increase in accrued expenses not deductible for tax purposes and the receipt of income which has been recognized for tax purposes but not yet for financial statement purposes. The valuation allowance increased $227,000 during fiscal year 2002 principally due to the receipt of income which has been recognized for tax purposes but not yet for financial statement purposes offset by the utilization and expiration of operating loss carryforwards.

      At February 29, 2004, the Company has net operating loss carryforwards which, if not utilized, will expire as follows:

2005....................         $  509,000
2008....................             90,000
2009....................            752,000
2012....................            744,000
2013....................            690,000
2019....................            235,000
2020....................          1,312,000
2021....................            863,000
2022....................          1,085,000
2023....................            753,000
2024....................            212,000
                                 ----------
Total ..................         $7,245,000
                                 ==========

      The Company also has alternative minimum tax net operating loss carryforwards of $5,346,000 which will expire, if not utilized, in varying amounts through fiscal 2024. These carryforwards are available to offset up to 90% of any alternative minimum taxable income which would otherwise be taxable. As of February 29, 2004, the Company has alternative minimum tax credit carryforwards of $56,000.

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

                              MORGAN'S FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FEBRUARY 27, 2004, MARCH 2, 2003, AND MARCH 3, 2002

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

      A summary of the status of the Company's options as of February 29, 2004, March 2, 2003, and March 3, 2002, respectively; and changes during the years then ended is presented below:

                                               2004                   2003                   2002
                                      ---------------------   ---------------------   ---------------------
                                                   Weighted                Weighted                Weighted
                                                    Average                 Average                 Average
                                                   Exercise                Exercise                Exercise
                                       Shares        Price     Shares        Price    Shares         Price
                                      -------      --------   -------      --------   -------      --------
Outstanding at beginning of year...   286,500      $   3.48   286,500      $   3.48   275,000      $   3.59
Granted............................         -                       -                  11,500      $   0.85
Forfeited..........................         -                       -                       -
                                      -------                 -------                 -------
Outstanding at year-end............   286,500      $   3.48   286,500      $   3.48   286,500      $   3.48
                                      =======                 =======                 =======
Options exercisable at year-end....   286,500      $   3.48   286,500      $   3.48   286,500      $   3.48
                                      =======                 =======                 =======

The following table summarizes information about stock options outstanding at February 29, 2004.

                          Number       Average       Number
                       Outstanding    Remaining    Exercisable
Exercise Prices        at 2/29/04       Life        at 2/29/04
---------------        -----------    ---------    -----------
$0.85                     11,500         6.9          11,500
$3.00                    129,850         5.9         129,850
$4.13                    145,150         5.1         145,150
                         -------         ---         -------
                         286,500         5.5         286,500
                         =======         ===         =======

                              MORGAN'S FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FEBRUARY 27, 2004, MARCH 2, 2003, AND MARCH 3, 2002

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

      Effective April 14, 2003 the Company amended its Shareholder Rights Plan to exempt Mr. Stein-Sapir and his affiliates and associates (including Mortgage Information Services, Inc., a privately-held company controlled by Mr. Stein-Sapir, who also serves as its chief executive officer) from the definition of "Acquiring Person" under the Shareholder Rights Plan unless Mr. Stein-Sapir and his affiliates and associates collectively own 38% or more of the Company's outstanding Common Shares. As of May 12, 2004, Mr. Stein-Sapir and his affiliates and associates beneficially owned 33.9% of the Company's outstanding Common Shares.

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

                              MORGAN'S FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FEBRUARY 27, 2004, MARCH 2, 2003, AND MARCH 3, 2002

      During fiscal 2004 the Company provided to staff at the Exchange its quarterly financial results, projected results for fiscal 2004 and a plan for how the Company would regain compliance with the continued listing standard. On December 24, 2003, the Company provided updated information to the Exchange including third quarter fiscal 2004 financial results which did not meet the previously accepted operating plan but which were profitable. On April 23, 2004, the Company provided updated information to the Exchange including projected fiscal 2004 results which did not meet the previously accepted operating plan. The Company cannot predict the Exchange's response, but the failure to meet the previously accepted operating plan could result in the commencement of delisting proceedings. If the Company were delisted, or if its common shares were suspended from trading, the liquidity of its common shares would likely be adversely affected.

NOTE 10. 401(K) RETIREMENT PLAN.

      The Company has a 401(k) Retirement Plan in which employees age 21 or older are eligible to participate. The Company matches a percentage of employee contributions. During fiscal 2004, 2003 and 2002, the Company incurred $82,000, $91,000 and $73,000, respectively, in expenses for matching contributions to the plan.

NOTE 11. FAIR VALUE OF FINANCIAL INSTRUMENTS.

      The Company's debt is reported at historical cost, based upon stated interest rates which represented market rates at the time of borrowing. Due to subsequent declines in credit quality throughout the restaurant industry resulting from weak and volatile operating performance and related declines in restaurant values, the market for fixed rate mortgage debt for restaurant financing is currently extremely limited. The Company's debt is not publicly traded and there are very few, if any, lenders or financing transactions for similar debt in the marketplace at this time. Consequently, management has not been able to identify a market for fixed rate restaurant mortgage debt with a similar risk profile, and has concluded that it is not practicable to estimate the fair value of the Company's debt as of February 29, 2004.

NOTE 12. NEW ACCOUNTING STANDARDS.

      In fiscal 2004, the Company adopted the provisions of SFAS No. 143 which addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. The adoption of SFAS No. 143 did not have a material impact on the Company's consolidated financial position or results of operations.

                              MORGAN'S FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FEBRUARY 27, 2004, MARCH 2, 2003, AND MARCH 3, 2002

NOTE 13. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED).

                                                               FISCAL 2004 QUARTER ENDED
                                          ----------------------------------------------------------------
                                             MAY 25,       AUGUST 17,      NOVEMBER 9,        FEBRUARY 29,
                                              2003           2003             2003                2004
                                          -------------   ------------     ------------       -------------
Revenues..............................    $  19,828,000   $ 19,663,000     $ 19,382,000       $ 22,865,000
Operating costs and expenses, net.....       18,545,000     18,653,000       18,253,000         23,056,000
Operating income (loss)...............        1,283,000      1,010,000        1,129,000           (191,000)
Net income (loss).....................          180,000        (26,000)          90,000         (1,538,000)
Basic and diluted net
 income (loss) per share..............              .07           (.01)             .03               (.57)

                                                               FISCAL 2003 QUARTER ENDED
                                          ----------------------------------------------------------------
                                             MAY 26,       AUGUST 18,      NOVEMBER 10,         MARCH 2,
                                              2002            2002             2002               2003
                                          -------------   ------------     ------------       ------------
Revenues..............................    $  19,159,000   $ 20,348,000     $ 19,617,000       $ 23,202,000
Operating costs and expenses, net.....       17,914,000     19,109,000       18,774,000         22,994,000
Operating income......................        1,245,000      1,239,000          843,000            208,000
Net income (loss).....................          142,000        148,000         (284,000)        (1,198,000)
Basic and diluted net
 income (loss) per share..............              .05            .05             (.10)              (.44)

      Results for the fourth quarter of fiscal 2004 include impairment losses of $254,000 on two operating restaurants to reduce their carrying values to their estimated fair values. Results for the fourth quarter of fiscal 2003 include impairment losses of $333,000 on three operating restaurants to reduce their carrying values to their estimated fair values. Although asset impairment calculations prepared in prior quarters did not require a write down, acceleration in the deterioration of the operating results and trade areas of these restaurants during the fourth quarters of fiscal 2004 and 2003 necessitated the recording of the write downs during those periods.

                              MORGAN'S FOODS, INC.
                               INDEX TO EXHIBITS
                                ITEM 14 (a) (3)

Exhibit
 Number                          Exhibit Description
-------     --------------------------------------------------------------------
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

14          Code of Ethics for Senior Financial Officers

19 Form of Indemnification Contract between Registrant and its Officers and Directors (6)

21          Subsidiaries

23          Consent of Independent Registered Public Accounting Firm

31.1 Certification of the Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2        Certification of the Senior Vice President, Chief Financial Officer
            & Secretary pursuant to Rule 13a-14(a) of Securities Exchange Act of
            1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1        Certification of the Chairman of the Board and Chief Executive
            Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2        Certification of the Senior Vice President, Chief Financial Officer
            and Secretary pursuant to Section 906 of the Sarbanes-Oxley Act of
            2002

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

                                       Morgan's Foods, Inc.

Dated: June 1, 2004                    /s/ Leonard R. Stein-Sapir
                                       ---------------------------------------
                                       By: Leonard R. Stein-Sapir
                                           Chairman of the Board,
                                           Chief Executive Officer & Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Leonard R. Stein-Sapir                 /s/ Lawrence S. Dolin
---------------------------------------    ------------------------------------
By: Leonard R. Stein-Sapir                 By: Lawrence S. Dolin
    Chairman of the Board,                     Director
    Chief Executive Officer & Director         Dated: June 1, 2004
    Dated: June 1, 2004

/s/ James J. Liguori                       /s/ Bahman Guyuron
---------------------------------------    ------------------------------------
By: James J. Liguori                       By: Bahman Guyuron
    Director, President &                      Director
    Chief Operating Officer                    Dated: June 1, 2004
    Dated: June 1, 2004

/s/ Kenneth L. Hignett                     /s/ Steven S. Kaufman
---------------------------------------    ------------------------------------
By: Kenneth L. Hignett                     By: Steven S. Kaufman
    Director, Senior Vice President,           Director
    Chief Financial Officer & Secretary        Dated: June 1, 2004
    Dated: June 1, 2004

                                           /s/ Bernard Lerner
                                           ------------------------------------
                                           By: Bernard Lerner
                                               Director
                                               Dated: June 1, 2004