Form 10-Q
period 2004-05-23
MORGANS FOODS INC
filed 2004-07-07
CIK 68145

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended	May 23, 2004

Commission file number	0-3833

Morgan’s Foods, Inc.

(Exact name of registrant as specified in its charter)

Ohio	34-0562210

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

24200 Chagrin Boulevard, Suite 126, Beachwood, Ohio	44122

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(216) 360-7500

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

Yes ☒   No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☐   No ☒

     As of June 25, 2004, the issuer had 2,718,441 shares of common stock outstanding.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

Morgan’s Foods, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Quarter Ended
	May 23, 2004	May 25, 2003
Revenues	$18,343,000	$19,828,000

Cost of sales:
Food, paper and beverage	5,572,000	6,069,000
Labor and benefits	5,480,000	5,358,000
Restaurant operating expenses	4,782,000	5,000,000
Depreciation and amortization	783,000	803,000
General and administrative expenses	1,273,000	1,305,000
Loss on restaurant assets	270,000	10,000

Operating income	183,000	1,283,000
Interest Expense:
Bank debt and notes payable	(1,036,000)	(1,109,000)
Capital leases	(11,000)	(11,000)
Other income and expense, net	17,000	21,000

Net income (loss) before income taxes	(847,000)	184,000
Provision for income taxes	—	4,000

Net income (loss)	$(847,000)	$180,000

Basic and diluted net income (loss) per common share	$(.31)	$.07

Basic weighted average number of shares outstanding	2,718,441	2,718,441
Diluted weighted average number of shares outstanding	2,718,441	2,725,293

See notes to consolidated financial statements.

Morgan’s Foods, Inc.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	May 23, 2004	February 29, 2004
ASSETS
Current assets:
Cash and equivalents	$3,451,000	$4,353,000
Short term investment — restricted	300,000	300,000
Receivables	201,000	242,000
Inventories	624,000	573,000
Prepaid expenses	567,000	324,000

	5,143,000	5,792,000

Property and equipment:
Land	10,906,000	10,971,000
Buildings and improvements	19,227,000	19,246,000
Property under capital leases	776,000	776,000
Leasehold improvements	7,270,000	7,353,000
Equipment, furniture and fixtures	18,999,000	18,864,000
Construction in progress	59,000	58,000

	57,237,000	57,268,000
Less accumulated depreciation and amortization	24,117,000	23,377,000

	33,120,000	33,891,000
Other assets	1,157,000	1,186,000
Franchise agreements	1,842,000	1,876,000
Deferred taxes	600,000	600,000
Goodwill	9,327,000	9,327,000

	$51,189,000	$52,672,000

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Current liabilities:
Current maturities of long-term debt	$2,793,000	$2,743,000
Current maturities of capital lease obligations	42,000	58,000
Accounts payable	3,817,000	3,642,000
Accrued liabilities	3,351,000	3,348,000

	10,003,000	9,791,000
Long-term debt	42,614,000	43,370,000
Long-term capital lease obligations	378,000	379,000
Other long-term liabilities	1,757,000	1,848,000

SHAREHOLDERS’ DEFICIENCY
Preferred shares, 1,000,000 shares authorized, no shares outstanding
Common Stock
Authorized shares – 25,000,000
Issued shares – 2,969,405	30,000	30,000
Treasury shares – 250,964	(284,000)	(284,000)
Capital in excess of stated value	28,829,000	28,829,000
Accumulated deficit	(32,138,000)	(31,291,000)

Total shareholders’ deficiency	(3,563,000)	(2,716,000)

	$51,189,000	$52,672,000

See notes to consolidated financial statements.

Morgan’s Foods, Inc.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIENCY

(unaudited)

					Capital in		Total
	Common Shares		Treasury Shares		excess of	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	stated value	Deficit	Deficiency

Balance March 2, 2003	2,969,405	$30,000	(250,964)	$(284,000)	$28,829,000	$(29,997,000)	$(1,422,000)

Net loss	—	—	—	—	—	(1,294,000)	(1,294,000)

Balance February 29, 2004	2,969,405	$30,000	(250,964)	(284,000)	28,829,000	(31,291,000)	(2,716,000)

Net loss	—	—	—	—	—	(847,000)	(847,000)

Balance May 23, 2004	2,969,405	$30,000	(250,964)	$(284,000)	$28,829,000	$(32,138,000)	$(3,563,000)

See notes to consolidated financial statements.

Morgan’s Foods, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Quarter Ended
	May 23, 2004	May 25, 2003
Cash flows from operating activities:
Net income (loss)	$(847,000)	$180,000
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	783,000	803,000
Amortization of deferred financing costs	29,000	32,000
Amortization of supply agreement advances	(186,000)	(179,000)
Funding from supply agreements	63,000	68,000
Loss on restaurant assets	270,000	10,000
Change in assets and liabilities:
Decrease (increase) in receivables	41,000	(157,000)
Increase in inventories	(51,000)	(25,000)
Increase in prepaid expenses	(243,000)	(78,000)
Decrease in other assets	—	—
Increase in accounts payable	175,000	503,000
Increase in accrued liabilities	33,000	65,000

Net cash provided by operating activities	67,000	1,222,000

Cash flows from investing activities:
Capital expenditures	(246,000)	(368,000)
Purchase of certificate of deposit	—	(300,000)

Net cash used in investing activities	(246,000)	(668,000)

Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of financing costs	22,000	—
Principal payments on long-term debt	(728,000)	(637,000)
Principal payments on capital lease obligations	(17,000)	(27,000)

Net cash used by financing activities	(723,000)	(664,000)

Net change in cash and equivalents	(902,000)	(110,000)
Cash and equivalents, beginning balance	4,353,000	4,901,000

Cash and equivalents, ending balance	$3,451,000	$4,791,000

See notes to consolidated financial statements.

Morgan’s Foods, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

QUARTERS ENDED MAY 23, 2004 AND MAY 25, 2003
(unaudited)

Note 1. Summary of Significant Accounting Policies.

     The interim consolidated financial statements of Morgan’s Foods, Inc. have been prepared without audit. In the opinion of Company Management, all adjustments have been included. Unless otherwise disclosed, all adjustments consist only of normal recurring adjustments necessary for a fair statement of results of operations for the interim periods. These unaudited financial statements have been prepared using the same accounting principles that were used in preparation of the Company’s annual report on Form 10-K for the year ended February 29, 2004.

     Cash and Investments. At May 23, 2004 the Company held a $300,000 certificate of deposit as a restricted short-term investment to secure a letter of credit that expired June 18, 2004.

Note 2. Income Per Common Share.

     Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is based on the combined weighted average number of shares outstanding, which includes the assumed exercise or conversion of options. In computing diluted net income (loss) per common share, the Company has utilized the treasury stock method. For the quarters ended May 23, 2004 and May 25, 2003, 286,500 and 275,000 shares, respectively, were excluded from the computation of diluted earnings per share due to their antidilutive effect.

Note 3. Stock – Based Compensation.

     The Company’s outstanding stock options are accounted for using the intrinsic value method, under which compensation cost is measured as the excess, if any, of the quoted market price of the stock at the grant date over the amount an employee must pay to acquire the stock. Had compensation cost for the options granted been determined based on their fair values at the grant dates in accordance with the fair value method of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, the proforma impact on the Company’s net income (loss) and earnings (loss) per share would be immaterial for the quarters ended May 23, 2004 and May 25, 2003.

Note 4. Long-Term Debt.

     The Company’s debt arrangements require the maintenance of a consolidated fixed charge coverage ratio of 1.2 to 1 regarding all of its mortgage loans and individual restaurant coverage ratios between 1.2 and 1.5 to 1 on certain of its loans. As of February 29, 2004, the Company was not in compliance with the consolidated ratio of 1.2 to 1 or the unit level ratios relating to $31,933,000 of its debt. The Company has obtained waivers of these violations from the applicable lenders as of February 29, 2004 and May 23, 2004. As these waivers continue through the following twelve months, the Company has classified its debt as long term as of February 29, 2004 and May 23, 2004. All payments on the Company’s debt have been, and continue to be current and management believes that the Company will continue to be able to service the debt. The fixed charge coverage ratios are computed based upon financial results for the preceding twelve months. Based upon financial results for the quarter ended May 23, 2004 management anticipates that the Company may not achieve certain ratios for the fiscal year ending February 27, 2005. If the Company does not comply with debt covenants in the future, and if future waivers are not obtained, the lenders will have certain remedies available to them which could include calling of the debt or acceleration of payments. Noncompliance with the requirements of the Company’s mortgage debt, if not waived, could also trigger cross-default provisions of other debt agreements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     Description of Business. Morgan’s Foods, Inc. (“the Company”) operates, through wholly-owned subsidiaries KFC restaurants under franchises from KFC Corporation and Taco Bell restaurants under franchises from Taco Bell Corporation. As of June 25, 2004, the Company operates 76 KFC restaurants, 7 Taco Bell restaurants, 14 KFC/Taco Bell “2n1’s” under franchises from KFC Corporation and franchises or licenses from Taco Bell Corporation, 3 Taco Bell/Pizza Hut Express “2n1’s” operated under franchisees from Taco Bell Corporation and licenses from Pizza Hut Corporation, 1 KFC/Pizza Hut Express “2n1” operated under a franchise from KFC Corporation and a license from Pizza Hut Corporation and 1 KFC/A&W “2n1” operated under a franchise from KFC Corporation and a license from A&W Restaurants, Inc. The Company’s fiscal year is a 52 - 53 week year ending on the Sunday nearest the last day of February.

Summary of Expenses and Operating Income as a Percentage of Revenues

	Quarter Ended
	May 23, 2004	May 25, 2003
Cost of sales:
Food, paper and beverage	30.4%	30.6%
Labor and benefits	29.9%	27.0%
Restaurant operating expenses	26.1%	25.2%
Depreciation and amortization	4.3%	4.0%
General and administrative expenses	6.9%	6.6%
Operating income	1.0%	6.5%

     Revenues. Revenues for the quarter ended May 23, 2004 were $18,343,000 compared to $19,828,000 for the quarter ended May 25, 2003. This decrease of $1,485,000 was primarily due to a 6.7% decrease in comparable restaurant revenues and $136,000 in revenues lost due to the closing of one restaurant. The decrease in comparable restaurant revenues was primarily the result of ineffective product promotions by the KFC franchisor during the quarter.

     Costs of Sales - Food, Paper and Beverages. Food, paper and beverage costs for the first quarter decreased as a percentage of revenue from 30.6% in fiscal 2004 to 30.4% in fiscal 2005. This decrease was primarily the result of the development and implementation of tools that assist in the management of food costs.

     Cost of Sales - Labor and Benefits. Labor and benefits increased as a percentage of revenue for the quarter ended May 23, 2004 to 29.9% compared to 27.0% for the year earlier quarter. The increase was primarily due to inefficiencies resulting from lower average restaurant volumes and increased health care costs of $84,000 and increased labor of $67,000 as a result of hiring for open restaurant management positions.

     Restaurant Operating Expenses. Restaurant operating expenses increased as a percentage of revenue to 26.1% in the first quarter of fiscal 2005 compared to 25.2% in the first quarter of fiscal 2004. This increase was primarily due to increased repairs and maintenance costs and inefficiencies resulting from lower average restaurant volumes as well as the small equipment purchases required as part of recent promotions.

     Depreciation and Amortization. Depreciation and amortization was relatively unchanged at $783,000 and $803,000 for the first quarters of 2005 and 2004, respectively.

     General and Administrative Expenses. General and administrative expenses were substantially unchanged at $1,273,000 and $1,305,000 for the first quarters of fiscal 2005 and 2004, respectively.

     Loss on Restaurant Assets. The loss on restaurant assets was $270,000 and $10,000, respectively, in the first quarters of fiscal 2005 and 2004. The 2005 amount includes impairment losses of $266,000 on three restaurants to reduce their carrying values to their estimated fair values. Due to the weak financial performance of these restaurants, management determined that future operating cash flows would not fully recover the carrying value of the property and equipment of these restaurants.

     Operating Income. Operating income in the first quarter of fiscal 2005 decreased to $183,000 or 1.0% of revenues compared to $1,283,000 or 6.5% of revenues for the first quarter of fiscal 2004. Operating income decreased primarily due to inefficiencies resulting from lower average restaurant volumes increased health care costs and the $266,000 impairment loss discussed above.

     Interest Expense. Interest expense on bank debt decreased to $1,036,000 in the first quarter of fiscal 2005 from $1,109,000 in fiscal 2004 due to lower debt balances during the fiscal 2005 quarter. Interest expense on capitalized leases was substantially unchanged from the prior year first quarter.

     Other Income. Other income was substantially unchanged at $17,000 in the first quarter of fiscal 2005 and $21,000 in the first quarter of fiscal 2004.

     Provision for Income Taxes. The provision for income taxes for the first quarter of fiscal 2005 decreased to zero from $4,000 in the first quarters of fiscal 2004 due to the Company’s decreased profitability in the first quarter of fiscal 2005.

     Liquidity and Capital Resources. Cash flow activity for the first quarters of fiscal 2005 and fiscal 2004 is presented in the Consolidated Statements of Cash Flows. Cash provided by operating activities was $67,000 for the quarter ended May 23, 2004 and $1,222,000 for the quarter May 25, 2003. The decrease in cash provided by operating activities resulted from the cash outflows associated with the funding of operating assets and liabilities and the Company’s decreased profitability during the first quarter of fiscal 2005. The Company paid scheduled long-term bank and capitalized lease debt of $745,000 in the first quarter of fiscal 2005.

     The quick service restaurant operations of the Company have historically provided sufficient cash flow to service the Company’s debt, refurbish and upgrade restaurant properties and cover administrative overhead. Management believes that operating cash flow will provide sufficient capital to continue to operate and maintain the KFC, Taco Bell and “2n1” restaurants, service the Company’s debt and support required corporate expenses.

     The Company’s debt arrangements require the maintenance of a consolidated fixed charge coverage ratio of 1.2 to 1 regarding all of its mortgage loans and individual restaurant coverage ratios between 1.2 and 1.5 to 1 on certain of its loans. As of February 29, 2004, the Company was not in compliance with the consolidated ratio of 1.2 to 1 or the unit level ratios relating to $31,933,000 of its debt. The Company has obtained waivers of these violations from the applicable lenders as of February 29, 2004 and May 23, 2004. As these waivers continue through the following twelve months, the Company has classified its debt as long term as of February 29, 2004 and May 23, 2004. All payments on the Company’s debt have been, and continue to be current and management believes that the Company will continue to be able to service the debt. The fixed charge coverage ratios are computed based upon financial results for the preceding twelve months. Based upon financial results for the quarter ended May 23, 2004 management anticipates that the Company may not achieve certain ratios as of the end of the fiscal year. If the Company does not comply with debt covenants in the future, and if future waivers are not obtained, the lenders will have certain remedies available to them which could include calling of the debt or acceleration of payments. Noncompliance with the requirements of the Company’s mortgage debt, if not waived, could also trigger cross-default provisions of other debt agreements.

     The Company continues to be out of compliance with certain of the continued listing standards of the American Stock Exchange (the “Exchange”), as has been previously reported in the Company’s SEC filings and in shareholder communications during the last several years. Specifically, the Company fell under the guidelines in Section 1003(a)(i) with shareholders’ equity of less than $2,000,000 and has sustained losses from continuing operations and/or net losses in two of its three most recent fiscal years and Section 1003(a)(ii) with shareholder’s equity of less than $4,000,000 and has sustained losses from continuing operations and/or net losses in three out of its four most recent fiscal years.

     The Company has not been in compliance with the aforementioned continued listing standards since June of 1997 and has provided periodic reports and analyses to the Exchange indicating its plans for achieving compliance with the standards. During this time, the Company has been near compliance several times but has not achieved compliance with the continued listing standards. Based on the Company’s financial performance for its most current fiscal year ended February 29, 2004 compliance with the continued listing standards has not been achieved. The Board of Directors of the Company, after consultation with management and counsel, has determined that it is in the best interests of the Company to withdraw the Company’s common shares from listing and registration on the Exchange. As a result, on June 29, 2004 the Company submitted an application to remove its common shares from listing on the Exchange. If the Company’s application is accepted, the Company’s shares will not be listed on any stock exchange and the liquidity of its common shares will likely be adversely affected. While the shares of the Company would be able to be traded in the over-the-counter market there can be no guarantee that a market for the shares will occur. The Company intends to request certain brokers to make a market in the shares, in which case their quotes would be listed in the “Pink Sheets” or in the OTC Bulletin Board. The Company cannot predict the extent to which this change may impact the liquidity of its common shares or the stock price.

     The Company’s market risk exposure is primarily due to possible fluctuations in interest rates as they relate to future borrowings. The Company has evaluated the potential effect of a 1.0% increase in these rates on future capital spending plans and believes that there would be no material effect. The Company does not enter into derivative financial investments for trading or speculation purposes. As a result, the Company believes that its market risk exposure is not material to the Company’s financial position, liquidity or results of operations.

     Seasonality. The operations of the Company are affected by seasonal fluctuations. Historically, the Company’s revenues and income have been highest during the summer months with the fourth fiscal quarter representing the slowest period. This seasonality is primarily attributable to weather conditions in the Company’s marketplace, which consists of portions of Ohio, Pennsylvania, Missouri, Illinois, West Virginia and New York.

     Safe Harbor Statements. This document contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The statements include those identified by such words as “may,” “will,” “expect” “anticipate,” “believe,” “plan” and other similar terminology. The “forward-looking statements” reflect the Company’s current expectations and are based upon data available at the time of the statements. Actual results involve risks and uncertainties, including both those specific to the Company and general economic and industry factors. Factors specific to the Company include, but are not limited to, its debt covenant compliance and its ability to obtain waivers of any debt covenant violations as well as the listing status of its common shares with the American Stock Exchange.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     Information required by this item is included under “Liquidity and Capital Resources”.

Item 4. Controls and Procedures.

     Management is responsible for the preparation, integrity and objectivity of the consolidated financial statements and other information presented in this report. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and reflect certain estimates and adjustments by management. In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, we must make a variety of decisions that affect the reported amounts and the related disclosures. Such decisions include the selection of accounting principles that reflect the economic substance of the underlying transactions and the assumptions on which to base accounting estimates. In reaching such decisions, we apply judgment based on our understanding and analysis of the relevant circumstances, including our historical experience, actuarial studies and other assumptions. We re-evaluate our estimates and assumptions on an ongoing basis. While actual results could, in fact, differ from those estimated at the time of preparation of the financial statements, we are committed to preparing financial statements incorporating accounting principles, assumptions and estimates that promote the representational faithfulness, verifiability, neutrality and transparency of the accounting information included in the financial statements.

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

PART II OTHER INFORMATION

Item 5. Submission of Matters to a Vote of Security Holders

     The Company’s annual meeting of shareholders was held on June 25, 2004 and voting was conducted on the following proposals:

Proposal 1 — The election of seven Directors. The following seven Directors were elected:

NAME	FOR	WITHHOLD	ABSTAIN

Leonard Stein-Sapir	2,489,029	2,835	27,988
Lawrence S. Dolin	2,491,554	310	27,988
Bahman Guyuron, M.D.	2,482,228	10,569	27,055
Kenneth L. Hignett	2,489,987	1,877	27,988
Steven S. Kaufman	2,491,620	244	27,988
Bernard Lerner	2,491,620	244	27,988
James J. Liguori	2,489,454	2,410	27,988

MORGAN’S FOODS, INC.

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description

31.1	Certification of the Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Senior Vice President, Chief Financial Officer & Secretary pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chairman of the Board and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Senior Vice President, Chief Financial Officer and Secretary pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Morgan’s Foods, Inc.

(Registrant)

Dated:	July 7, 2004	By:	/s/ Kenneth L. Hignett

Kenneth L. Hignett
Senior Vice President,
Chief Financial Officer & Secretary