Form 10-Q
period 2004-08-15
MORGANS FOODS INC
filed 2004-09-29
CIK 68145

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended August 15, 2004

Commission file number 1-08395

Morgan’s Foods, Inc.

(Exact name of registrant as specified in its charter)

Ohio	34-0562210

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

24200 Chagrin Boulevard, Suite 126, Beachwood, Ohio	44122

(Address of principal executive offices)	(Zip Code)

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

Yes [   ]        No [X]

     As of September 24, 2004, the issuer had 2,718,441 shares of common stock outstanding.

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements.

Morgan’s Foods, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Quarter Ended
	August 15, 2004	August 17, 2003
Revenues	$19,791,000	$19,663,000
Cost of sales:
Food, paper and beverage	6,303,000	5,812,000
Labor and benefits	5,359,000	5,623,000
Restaurant operating expenses	5,109,000	5,001,000
Depreciation and amortization	777,000	796,000
General and administrative expenses	1,122,000	1,384,000
Loss on restaurant assets	22,000	37,000

Operating income	1,099,000	1,010,000
Interest Expense:
Bank debt and notes payable	(1,010,000)	(1,057,000)
Capital leases	(11,000)	(12,000)
Other income and expense, net	22,000	33,000

Income (loss) before income taxes	100,000	(26,000)
Provision for income taxes	1,000	—

Net income (loss)	$99,000	$(26,000)

Basic and diluted net income (loss) per common share	$.04	$(.01)

Basic weighted average number of shares outstanding	2,718,441	2,718,441
Diluted weighted average number of shares outstanding	2,722,928	2,718,441

See notes to consolidated financial statements.

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements.

Morgan’s Foods, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Twenty-Four Weeks Ended
	August 15, 2004	August 17, 2003
Revenues	$38,134,000	$39,491,000
Cost of sales:
Food, paper and beverage	11,875,000	11,881,000
Labor and benefits	10,839,000	10,981,000
Restaurant operating expenses	9,891,000	10,001,000
Depreciation and amortization	1,560,000	1,599,000
General and administrative expenses	2,395,000	2,689,000
Loss on restaurant assets	292,000	47,000

Operating income	1,282,000	2,293,000
Interest Expense:
Bank debt and notes payable	(2,046,000)	(2,166,000)
Capital leases	(22,000)	(23,000)
Other income and expense, net	39,000	54,000

Income (loss) before income taxes	(747,000)	158,000
Provision for income taxes	1,000	4,000

Net income (loss)	$(748,000)	$154,000

Basic and diluted net income (loss) per common share	$(.28)	$.06

Basic weighted average number of shares outstanding	2,718,441	2,718,441
Diluted weighted average number of shares outstanding	2,718,441	2,725,096

See notes to consolidated financial statements.

Morgan’s Foods, Inc.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	August 15, 2004	February 29, 2004
ASSETS
Current assets:
Cash and equivalents	$4,049,000	$4,353,000
Short term investment – restricted	—	300,000
Receivables	233,000	242,000
Inventories	699,000	573,000
Prepaid expenses	610,000	324,000

	5,591,000	5,792,000
Property and equipment:
Land	10,886,000	10,971,000
Buildings and improvements	19,297,000	19,246,000
Property under capital leases	776,000	776,000
Leasehold improvements	7,314,000	7,353,000
Equipment, furniture and fixtures	19,105,000	18,864,000
Construction in progress	61,000	58,000

	57,439,000	57,268,000
Less accumulated depreciation and amortization	24,837,000	23,377,000

	32,602,000	33,891,000
Other assets	1,104,000	1,186,000
Franchise agreements	1,832,000	1,876,000
Deferred taxes	600,000	600,000
Goodwill	9,327,000	9,327,000

	$51,056,000	$52,672,000

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Current liabilities:
Current maturities of long-term debt	$2,833,000	$2,743,000
Current maturities of capital lease obligations	27,000	58,000
Accounts payable	4,352,000	3,642,000
Accrued liabilities	3,510,000	3,348,000

	10,722,000	9,791,000
Long-term debt	41,839,000	43,370,000
Long-term capital lease obligations	377,000	379,000
Other long-term liabilities	1,582,000	1,848,000
SHAREHOLDERS’ DEFICIENCY
Preferred shares, 1,000,000 shares authorized, no shares outstanding
Common Stock
Authorized shares – 25,000,000
Issued shares – 2,969,405	30,000	30,000
Treasury stock – 250,964	(284,000)	(284,000)
Capital in excess of stated value	28,829,000	28,829,000
Accumulated deficit	(32,039,000)	(31,291,000)

Total shareholders’ deficiency	(3,464,000)	(2,716,000)

	$51,056,000	$52,672,000

See notes to consolidated financial statements.

Morgan’s Foods, Inc.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIENCY

(unaudited)

	Common Shares		Treasury Shares		Capital in excess of	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	stated value	Deficit	Deficiency
Balance March 2, 2003	2,969,405	$30,000	(250,964)	$(284,000)	$28,829,000	$(29,997,000)	$(1,422,000)
Net loss	—	—	—	—	—	(1,294,000)	(1,294,000)

Balance February 29, 2004	2,969,405	30,000	(250,964)	(284,000)	28,829,000	(31,291,000)	(2,716,000)
Net loss	—	—	—	—	—	(748,000)	(748,000)

Balance August 15, 2004	2,969,405	$30,000	(250,964)	$(284,000)	$28,829,000	$(32,039,000)	$(3,464,000)

See notes to consolidated financial statements

Morgan’s Foods, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Twenty-Four Weeks Ended
	August 15, 2004	August 17, 2003
Cash flows from operating activities:
Net income (loss)	$(748,000)	$154,000
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	1,560,000	1,599,000
Amortization of deferred financing costs	57,000	63,000
Amortization of supply agreement advances	(365,000)	(413,000)
Funding from supply agreements	63,000	579,000
Loss on restaurant assets	292,000	47,000
Change in assets and liabilities:
Decrease in receivables	9,000	81,000
Increase in inventories	(126,000)	(20,000)
Decrease (increase) in prepaid expenses	(286,000)	115,000
Decrease in other assets	25,000	—
Increase in accounts payable	710,000	885,000
Increase (decrease) in accrued liabilities	196,000	(107,000)

Net cash provided by operating activities	1,387,000	2,983,000

Cash flows from investing activities:
Capital expenditures	(492,000)	(771,000)
Purchase of franchise agreement	(25,000)	(35,000)
Redemption(purchase)of certificate of deposit	300,000	(300,000)

Net cash used in investing activities	(217,000)	(1,106,000)

Cash flows from financing activities:
Principal payments on long-term debt	(1,470,000)	(1,281,000)
Principal payments on capital lease obligations	(33,000)	(53,000)
Proceeds from issuance of long-term debt, net of financing costs	29,000	—

Net cash used in financing activities	(1,474,000)	(1,334,000)

Net change in cash and equivalents	(304,000)	543,000
Cash and equivalents, beginning balance	4,353,000	4,901,000

Cash and equivalents, ending balance	$4,049,000	$5,444,000

See notes to consolidated financial statements.

Morgan’s Foods, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

QUARTERS ENDED AUGUST 15, 2004 AND AUGUST 17, 2003
(unaudited)

Note 1. Summary of Significant Accounting Policies.

     The interim consolidated financial statements of Morgan’s Foods, Inc. (“the Company”) have been prepared without audit. In the opinion of Company Management, all adjustments have been included. Unless otherwise disclosed, all adjustments consist only of normal recurring adjustments necessary for a fair statement of results of operations for the interim periods. These unaudited financial statements have been prepared using the same accounting principles that were used in preparation of the Company’s annual report on Form 10-K for the year ended February 29, 2004.

Cash and Investments. The Company held a $300,000 certificate of deposit as a restricted short-term investment to secure a letter of credit that expired June 18, 2004 at which time the certificate of deposit was redeemed and converted to cash.

Note 2. Income (Loss) Per Common Share.

     Basic net income (loss) per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is based on the combined weighted average number of shares outstanding, which includes the assumed exercise, or conversion of options. In computing diluted net income (loss) per common share, the Company has utilized the treasury stock method. For the quarter ended August 15, 2004 and the 24 weeks ended August 17, 2003, 275,000 shares were excluded from the computation of diluted earnings per share due to their antidilutive effect. For the quarter ended August 17, 2003 and for the 24 weeks ended August 15, 2004, 286,500 shares were excluded from the computation of diluted earnings per share due to their antidilutive effect.

Note 3. Stock Options.

     The Company’s outstanding stock options are accounted for using the intrinsic value method, under which compensation cost is measured as the excess, if any, of the quoted market price of the stock at the grant date over the amount an employee must pay to acquire the stock. Had compensation cost for the options granted been determined based on their fair values at the grant dates in accordance with the fair value method of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, the proforma impact on the Company’s net income (loss) and earnings (loss) per share would be immaterial for the quarters and 24 weeks ended August 15, 2004 and August 17, 2003.

Note 4. Long-Term Debt.

     The Company’s debt arrangements require the maintenance of a consolidated fixed charge coverage ratio of 1.2 to 1 regarding all of its mortgage loans and individual restaurant coverage ratios between 1.2 and 1.5 to 1 on certain of its loans. As of February 29, 2004, the Company was not in compliance with the consolidated ratio of 1.2 to 1 or the unit level ratios relating to $31,933,000 of its debt. The Company has obtained waivers of these violations from the applicable lenders as of February 29, 2004 and August 15, 2004, in which the lenders agree to forebear exercising their rights and remedies through the following twelve months. One August 2004 waiver specifies that forbearance shall terminate if the consolidated fixed charge coverage ratio drops below 0.8 to 1.0 during the forbearance period. Based upon projected operating results, the Company believes that it will comply with the terms of the waivers throughout the forbearance period, and accordingly has classified its debt as long term as of February 29, 2004 and August 15, 2004. All payments on the Company’s debt have been, and continue to be current. The fixed charge coverage ratios are computed quarterly based upon financial results for the preceding twelve months. Based upon financial results for the 24 weeks ended August 15, 2004 management anticipates that the Company may not achieve the required consolidated fixed charge coverage ratio of 1.2 to 1 regarding all of its mortgage loans and the individual restaurant coverage ratios between 1.2 to 1 and 1.5 to 1 of certain of its loans for the fiscal year ending February 27, 2005. If the Company does not comply with debt covenants in the future, and if future waivers are not obtained, the lenders will have certain remedies available to them which could include calling of the debt or acceleration of payments. Noncompliance with the requirements of the Company’s mortgage debt, if not waived, could also trigger cross-default provisions of other debt agreements. The Company has on-going procedures to project and monitor expected future operating results and cash flows, including annual projections through the winter season, when the Company typically consumes cash due to seasonal declines in revenues. Primarily due to very weak revenues and cash flows in the first quarter of fiscal 2005, the Company has implemented additional monitoring procedures for cash flows and cash balances expected through spring of 2005. If conditions warrant, management believes the Company could initiate additional, more rigorous, actions to generate or preserve cash in order to continue to service its debt and other obligations. However, management believes that increases in comparable restaurant revenues, primarily from more effective product promotions from the franchisors, will be necessary to restore positive results of operations and stronger operating cash flows.

Note 5. Commitments.

     In fiscal year 2000 the Company signed an agreement and prepaid franchise fees of $170,000 which granted it the rights to develop 20 KFC, Taco Bell or KFC “2n1” restaurants in specific geographic areas. Under the agreement five restaurants are required to be developed each year over a four year period. As of August 15, 2004 the Company has developed only five restaurants under this agreement. The status of the development agreements has been discussed with the franchisors and the Company has not been declared in default of the KFC agreement. If the Company should default on the KFC agreement, it could lose the rights to develop certain KFC restaurants and could forfeit the remaining balance of prepaid franchise fees, which was $60,000 at August 15, 2004. The Company was declared in default under the terms of its Taco Bell development agreement which had a related deposit of $30,000. The Taco Bell franchisor allowed the Company to use $25,000 of the deposit toward other franchise/license agreement extension fees and returned the remaining $5,000 to the Company.

Note 6. Subsequent Event.

     On September 17 and September 18, 2004, seven of the Company’s restaurants were affected by flood waters caused by the Hurricane Ivan storm system. As of September 29, 2004 two of the seven7 restaurants remain closed as a result of the substantial damage that they incurred. The Company estimates that its exposure for lost profits and property damage as a result of the flooding will be approximately $100,000 net of insurance proceeds.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     Description of Business. Morgan’s Foods, Inc. operates through wholly-owned subsidiaries KFC restaurants under franchises from KFC Corporation and Taco Bell restaurants under franchises from Taco Bell Corporation. As of September 24, 2004, the Company operates 76 KFC restaurants, 7 Taco Bell restaurants, 14 KFC/Taco Bell “2n1’s” under franchises from KFC Corporation and franchises or licenses from Taco Bell Corporation, 3 Taco Bell/Pizza Hut Express “2n1’s” operated under franchisees from Taco Bell Corporation and licenses from Pizza Hut Corporation, 1 KFC/Pizza Hut Express “2n1” operated under a franchise from KFC Corporation and a license from Pizza Hut Corporation and 1 KFC/A&W “2n1” operated under a franchise from KFC Corporation and a license from A&W Restaurants, Inc. The Company’s fiscal year is a 52 — 53 week year ending on the Sunday nearest the last day of February.

Summary of Expenses and Operating Income as a Percentage of Revenues

	Quarter Ended		Twenty-Four Weeks Ended
	Aug. 15, 2004	Aug. 17, 2003	Aug. 15, 2004	Aug. 17, 2003
Cost of sales:
Food, paper and beverage	31.9%	29.6%	31.1%	30.1%
Labor and benefits	27.1%	28.6%	28.4%	27.8%
Restaurant operating expenses	25.8%	25.4%	25.9%	25.3%
Depreciation and amortization	3.9%	4.1%	4.1%	4.1%
General and administrative expenses	5.7%	7.0%	6.3%	6.8%
Operating income	5.6%	5.1%	3.4%	5.8%

     Revenues. Revenues for the quarter ended August 15, 2004 were $19,791,000 compared to $19,663,000 for the quarter ended August 17, 2003. This increase of $128,000 was due mainly to a 1.3% increase in comparable restaurant revenues which was partially offset by $111,000 in revenues lost due to the closing of one restaurant. The increase in comparable restaurant revenues was primarily the result of somewhat more effective product promotions by the franchisors during the current year quarter as compared to the ineffective prior promotions. Revenues for the twenty-four weeks ended August 15, 2004 were $38,134,000 compared to $39,491,000 for the twenty-four weeks ended August 17, 2003. This decrease was primarily due to a 2.8% decrease in comparable restaurant revenues and $247,000 in revenues lost due to the closing of one restaurant. The decrease in comparable restaurant revenues was primarily the result of ineffective product promotions by the KFC franchisor during the first quarter.

     Costs of Sales - Food, Paper and Beverages. Food, paper and beverage costs for the second quarter increased as a percentage of revenue from 29.6% in fiscal 2004 to 31.9% in fiscal 2005. This increase was primarily the result of increased commodity costs (primarily chicken). Additionally, in the prior year second quarter, the Company received a $156,000 settlement negotiated by FRANMAC, the Taco Bell franchisee association, with certain system food suppliers. Food, paper and beverage costs for the twenty-four weeks ended August 15, 2004 increased to 31.1% of revenue compared to 30.1% in the year earlier period for the reasons discussed above.

     Cost of Sales - Labor and Benefits. Labor and benefits decreased as a percentage of revenue for the quarter ended August 15, 2004 to 27.1% compared to 28.6% for the year earlier quarter. The decrease was primarily due to lower workers’ compensation and healthcare costs. Labor and benefits for the twenty-four weeks ended August 15, 2004 increased as a percentage of revenue to 28.4% from 27.8% in the year earlier period due to increased labor of $157,000 as a result of hiring for open restaurant management positions and lower average restaurant volumes in the first quarter of fiscal 2005 which was partially offset by lower workers’ compensation and healthcare costs.

     Restaurant Operating Expenses. Restaurant operating expenses increased as a percentage of revenue to 25.8% in the second quarter of fiscal 2005 compared to 25.4% in the second quarter of fiscal 2004 primarily as a result of increased repair and maintenance costs, small equipment purchases required as part of recent promotions and increased credit card fees resulting from the shift to a higher portion of credit card sales. Restaurant operating expenses for the twenty-four weeks ended August 15, 2004 increased to 25.9% of revenue compared to 25.3% in the prior year period for the reasons discussed above.

     Depreciation and Amortization. Depreciation and amortization was substantially unchanged at $777,000 and $796,000 for the second quarters of 2005 and 2004, respectively. Depreciation and amortization was also substantially unchanged at $1,560,000 and $1,599,000 for the twenty-four weeks ended August 15, 2004 and August 17, 2003, respectively.

     General and Administrative Expenses. General and administrative expenses decreased to $1,122,000 in the second quarter of fiscal 2005 from $1,384,000 in the second quarter of fiscal 2004 due to decreases in legal and professional expenses, training expense, bonus expense and healthcare costs. General and administrative expenses decreased to $2,395,000 for the twenty-four weeks ended August 15, 2004 from $2,689,000 for the twenty-four weeks ended August 17, 2003 for the reasons discussed above.

     Loss on Restaurant Assets. The loss on restaurant assets decreased from $37,000 in the second quarter of fiscal 2004, to $22,000 in the second quarter of fiscal 2005. The 2004 amount primarily includes charges for the costs necessary to dispose of one previously closed restaurant. The fiscal 2005 amount includes an impairment loss of $21,000 on one restaurant to reduce its carrying value to its estimated fair value. The loss on restaurant assets for the twenty-four weeks ended August 15, 2004 increased to $292,000 from $47,000 in the year earlier period. The 2005 amount includes impairment losses of $287,000 on four restaurants to reduce their carrying values to their estimated fair values. The impairment losses recorded in all periods presented were recognized as a result of management determining that the future operating cash flows of these restaurants would not fully recover the carrying value of the property and equipment.

     Operating Income. Operating income in the second quarter of fiscal 2005 increased to $1,099,000 or 5.6% of revenues compared to $1,010,000 or 5.1% of revenues for the second quarter of fiscal 2004 primarily as a result of increased comparable restaurant revenues, decreased healthcare, worker’s compensation and general and administrative expenses which were partially offset by increased food costs. Operating income for the twenty-four weeks ended August 15, 2004 decreased to $1,282,000 or 3.4% of revenues compared to $2,293,000 or 5.8% of revenues for the year earlier period. These decreases were primarily the result of decreased comparable restaurant revenues in the first quarter of fiscal 2005, increased food costs and asset impairment charges which were partially offset by decreased healthcare, workers compensation and general and administrative expenses.

     Interest Expense. Interest expense on bank debt decreased to $1,010,000 in the second quarter of fiscal 2005 from $1,057,000 in the second quarter of fiscal 2004 due to lower debt balances during the fiscal 2005 quarter. Interest expense on bank debt for the twenty-four weeks ended August 15, 2004 decreased to $2,046,000 from $2,166,000 for the year earlier period for the reason discussed above. Interest expense on capitalized leases was substantially unchanged from the prior year second quarter and prior year twenty-four weeks.

     Other Income. Other income was substantially unchanged in the second quarter and first twenty-four weeks of fiscal 2005 compared to the comparable periods in fiscal 2004.

     Provision for Income Taxes. The provision for income taxes was substantially unchanged in the second quarter and first twenty-four weeks of fiscal 2005 compared to the comparable periods in fiscal 2004. The low effective tax rates result from tax net operating loss carryforwards.

     Liquidity and Capital Resources. Cash flow activity for the first twenty-four weeks of fiscal 2005 and fiscal 2004 is presented in the Consolidated Statements of Cash Flows. Cash provided by operating activities was $1,387,000 for the twenty-four weeks ended August 15, 2004 compared to $2,983,000 for the twenty-four weeks ended August 17, 2003. The decline in operating cash flow resulted principally from the net loss in the first quarter of fiscal 2005, reduced funding from supply agreements and changes in operating assets and liabilities related to the timing of payments. The Company paid scheduled long-term bank and capitalized lease debt of $1,503,000 in the first twenty-four weeks of fiscal 2005 compared to payments of $1,334,000 for the same period in fiscal 2004. Capital expenditures in the twenty-four weeks ended August 15, 2004 were $492,000, compared to $771,000 for the same period in fiscal 2004, reflecting the Company’s planned reduction in capital spending.

     The Company’s debt arrangements require the maintenance of a consolidated fixed charge coverage ratio of 1.2 to 1 regarding all of its mortgage loans and individual restaurant coverage ratios between 1.2 and 1.5 to 1 on certain of its loans. As of February 29, 2004, the Company was not in compliance with the consolidated ratio of 1.2 to 1 or the unit level ratios relating to $31,933,000 of its debt. The Company has obtained waivers of these violations from the applicable lenders as of February 29, 2004 and August 15, 2004, in which the lenders agree to forebear exercising their rights and remedies through the following twelve months. One August 2004 waiver specifies that forbearance shall terminate if the consolidated fixed charge coverage ratio drops below 0.8 to 1.0 during the forbearance period. Based upon projected operating results, the Company believes that it will comply with the terms of the waivers throughout the forbearance period, and accordingly has classified its debt as long term as of February 29, 2004 and August 15, 2004. All payments on the Company’s debt have been, and continue to be current. The fixed charge coverage ratios are computed quarterly based upon financial results for the preceding twelve months. Based upon financial results for the 24 weeks ended August 15, 2004 management anticipates that the Company may not achieve the required consolidated fixed charge coverage ratio of 1.2 regarding all of its mortgage loans and the individual ratios between 1.2 to 1 and 1.5 to 1 of certain of its loans for the fiscal year ending February 27, 2005. If the Company does not comply with debt covenants in the future, and if future waivers are not obtained, the lenders will have certain remedies available to them which could include calling of the debt or acceleration of payments. Noncompliance with the requirements of the Company’s mortgage debt, if not waived, could also trigger cross-default provisions of other debt agreements. The Company has on-going procedures to project and monitor expected future operating results and cash flows, including annual projections through the winter season, when the Company typically consumes cash due to seasonal declines in revenues. Primarily due to very weak revenues and cash flows in the first quarter of fiscal 2005, the Company has implemented additional monitoring procedures for cash flows and cash balances expected through spring of 2005. If conditions warrant, management believes the Company could initiate additional, more rigorous, actions to generate or preserve cash in order to continue to service its debt and other obligations. However, management believes that increases in comparable restaurant revenues, primarily from more effective product promotions from the franchisors, will be necessary to restore positive results of operations and stronger operating cash flows.

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

     The Company has not been in compliance with the aforementioned continued listing standards since June of 1997 and has provided periodic reports and analyses to the Exchange indicating its plans for achieving compliance with the standards. During this time, the Company has been near compliance several times but has not achieved compliance with the continued listing standards. The Board of Directors of the Company, after consultation with management and counsel, determined that it is in the best interest of the Company to withdraw the Company’s common shares from listing and registration on the Exchange. As a result, on June 29, 2004 the Company submitted an application to remove its common shares from listing on the Exchange. On August 25, 2004 the Company’s application was accepted and its common shares have been removed from listing on the Exchange. The Company has obtained a broker to make a market in its common shares and its shares are now listed in the “Pink Sheets” and quotes can be obtained at www.pinksheets.com under the symbol “MRFD”, however, it appears that the liquidity of the Company’s common shares may have been, and may continue to be, adversely affected.

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

     Commitments. In fiscal year 2000 the Company signed an agreement and prepaid franchise fees of $170,000 which granted it the rights to develop 20 KFC, Taco Bell or KFC “2n1” restaurants in specific geographic areas. Under the agreement five restaurants are required to be developed each year over a four year period. As of August 15, 2004 the Company has developed only five restaurants under this agreement. The status of the development agreements has been discussed with the franchisors and the Company has not been declared in default of the KFC agreement. If the Company should default on the KFC agreement, it could lose the rights to develop certain KFC restaurants and could forfeit the remaining balance of prepaid franchise fees, which was $60,000 at August 15, 2004. The Company was declared in default under the terms of its Taco Bell development agreement which had a related deposit of $30,000. The Taco Bell franchisor allowed the Company to use $25,000 of the deposit toward other franchise/license agreement extension fees and returned the remaining $5,000 to the Company.

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

     Safe Harbor Statements. This document contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The statements include those identified by such words as “may,” “will,” “expect” “anticipate,” “believe,” “plan” and other similar terminology. The “forward-looking statements” reflect the Company’s current expectations and are based upon data available at the time of the statements. Actual results involve risks and uncertainties, including both those specific to the Company and general economic and industry factors. Factors specific to the Company include, but are not limited to, its debt covenant compliance and its ability to obtain waivers of any debt covenant violations as well as the listing status of its common shares.

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

     We maintain a system of internal accounting controls and procedures, which we believe provide reasonable assurance that transactions are properly recorded and that assets are protected from loss or unauthorized use.

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

MORGAN’S FOODS, INC.

INDEX TO EXHIBITS

Exhibit
Number	Exhibit Description
31.1	Certification of the Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Senior Vice President, Chief Financial Officer & Secretary pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chairman of the Board and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Senior Vice President, Chief Financial Officer and Secretary pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Morgan’s Foods, Inc.

(Registrant)

Dated: September 29, 2004	By:	/s/ Kenneth L. Hignett

Kenneth L. Hignett
Senior Vice President,
Chief Financial Officer & Secretary