Form 10-Q
period 2004-11-07
MORGANS FOODS INC
filed 2004-12-22
CIK 68145

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended                                November 7, 2004

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

Yes           ☐                      No            ☒

     As of December 22, 2004, the issuer had 2,718,441 shares of common stock outstanding.

PART I            FINANCIAL INFORMATION

Item 1. Financial Statements.

Morgan’s Foods, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Quarter Ended
	November 7, 2004	November 9, 2003
Revenues	$19,190,000	$19,382,000
Cost of sales:
Food, paper and beverage	6,182,000	5,963,000
Labor and benefits	5,290,000	5,219,000
Restaurant operating expenses	4,927,000	5,065,000
Depreciation and amortization	944,000	809,000
General and administrative expenses	1,110,000	1,170,000
Loss on restaurant assets	434,000	27,000

Operating income	303,000	1,129,000
Interest Expense:
Bank debt and notes payable	(991,000)	(1,047,000)
Capital leases	(11,000)	(11,000)
Other income and expense, net	23,000	19,000

Income (loss) before income taxes	(676,000)	90,000
Provision for income taxes	601,000	—

Net income (loss)	$(1,277,000)	$90,000

Basic and diluted net income (loss) per common share	$(.47)	$.03

Basic weighted average number of shares outstanding	2,718,441	2,718,441
Diluted weighted average number of shares outstanding	2,718,441	2,723,984

See notes to consolidated financial statements.

PART I   FINANCIAL INFORMATION

Item 1. Financial Statements.

Morgan’s Foods, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Thirty-Six Weeks Ended
	November 7, 2004	November 9, 2003
Revenues	$57,324,000	$58,873,000
Cost of sales:
Food, paper and beverage	18,057,000	17,844,000
Labor and benefits	16,129,000	16,200,000
Restaurant operating expenses	14,818,000	15,066,000
Depreciation and amortization	2,504,000	2,408,000
General and administrative expenses	3,505,000	3,859,000
Loss on restaurant assets	726,000	74,000

Operating income	1,585,000	3,422,000
Interest Expense:
Bank debt and notes payable	(3,037,000)	(3,213,000)
Capital leases	(33,000)	(34,000)
Other income and expense, net	62,000	73,000

Income (loss) before income taxes	(1,423,000)	248,000
Provision for income taxes	602,000	4,000

Net income (loss)	$(2,025,000)	$244,000

Basic and diluted net income (loss) per common share	$(.74)	$.09

Basic weighted average number of shares outstanding	2,718,441	2,718,441
Diluted weighted average number of shares outstanding	2,718,441	2,724,758

See notes to consolidated financial statements.

Morgan’s Foods, Inc.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	November 7, 2004	February 29, 2004
ASSETS
Current assets:
Cash and equivalents	$2,644,000	$4,353,000
Short term investment – restricted	—	300,000
Receivables	171,000	242,000
Inventories	669,000	573,000
Prepaid expenses	985,000	324,000

	4,469,000	5,792,000
Property and equipment:
Land	10,662,000	10,971,000
Buildings and improvements	19,280,000	19,246,000
Property under capital leases	776,000	776,000
Leasehold improvements	7,229,000	7,353,000
Equipment, furniture and fixtures	19,180,000	18,864,000
Construction in progress	49,000	58,000

	57,176,000	57,268,000
Less accumulated depreciation and amortization	25,570,000	23,377,000

	31,606,000	33,891,000
Other assets	1,061,000	1,186,000
Franchise agreements	1,740,000	1,876,000
Deferred taxes	—	600,000
Goodwill	9,227,000	9,327,000

	$48,103,000	$52,672,000

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Current liabilities:
Long-term debt, current	$43,945,000	$2,743,000
Current maturities of capital lease obligations	14,000	58,000
Accounts payable	3,991,000	3,642,000
Accrued liabilities	3,112,000	3,348,000

	51,062,000	9,791,000
Long-term debt	—	43,370,000
Long-term capital lease obligations	374,000	379,000
Other long-term liabilities	1,408,000	1,848,000
SHAREHOLDERS’ DEFICIENCY
Preferred shares, 1,000,000 shares authorized, no shares outstanding
Common Stock
Authorized shares – 25,000,000
Issued shares – 2,969,405	30,000	30,000
Treasury stock – 250,964	(284,000)	(284,000)
Capital in excess of stated value	28,829,000	28,829,000
Accumulated deficit	(33,316,000)	(31,291,000)

Total shareholders’ deficiency	(4,741,000)	(2,716,000)

	$48,103,000	$52,672,000

See notes to consolidated financial statements.

Morgan’s Foods, Inc.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIENCY

(unaudited)

	Common Shares		Treasury Shares		Capital in excess of	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	stated value	Deficit	Deficiency
Balance March 2, 2003	2,969,405	$30,000	(250,964)	$(284,000)	$28,829,000	$(29,997,000)	$(1,422,000)
Net loss	—	—	—	—	—	(1,294,000)	(1,294,000)

Balance February 29, 2004	2,969,405	30,000	(250,964)	(284,000)	28,829,000	(31,291,000)	(2,716,000)
Net loss	—	—	—	—	—	(2,025,000)	(2,025,000)

Balance November 7, 2004	2,969,405	$30,000	(250,964)	$(284,000)	$28,829,000	$(33,316,000)	$(4,741,000)

See notes to consolidated financial statements

Morgan’s Foods, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Thirty-Six Weeks Ended
	November 7, 2004	November 9, 2003
Cash flows from operating activities:
Net income (loss)	$(2,025,000)	$244,000
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	2,420,000	2,408,000
Amortization of deferred financing costs	84,000	94,000
Amortization of supply agreement advances	(535,000)	(599,000)
Funding from supply agreements	130,000	647,000
Loss on restaurant assets	726,000	74,000
Provision for deferred taxes	600,000	—
Change in assets and liabilities:
Decrease in receivables	71,000	124,000
Increase in inventories	(96,000)	(40,000)
Decrease (increase) in prepaid expenses	(661,000)	37,000
Decrease in other assets	110,000	—
Increase in accounts payable	349,000	120,000
Decrease in accrued liabilities	(275,000)	(347,000)

Net cash provided by operating activities	898,000	2,762,000

Cash flows from investing activities:
Capital expenditures	(665,000)	(976,000)
Redemption (purchase) of certificate of deposit	300,000	(300,000)
Purchase of franchise agreement	(25,000)	(35,000)

Net cash used in investing activities	(390,000)	(1,311,000)
Cash flows from financing activities:
Principal payments on long-term debt	(2,197,000)	(1,935,000)
Principal payments on capital lease obligations	(49,000)	(79,000)
Proceeds from issuance of long-term debt, net of financing costs	29,000	—

Net cash used in financing activities	(2,217,000)	(2,014,000)

Net change in cash and equivalents	(1,709,000)	(563,000)
Cash and equivalents, beginning balance	4,353,000	4,901,000

Cash and equivalents, ending balance	$2,644,000	$4,338,000

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$3,303,000	$3,482,000

See notes to consolidated financial statements.

Morgan’s Foods, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

QUARTERS ENDED NOVEMBER 7, 2004 AND NOVEMBER 9, 2003
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

Note 2. Income (Loss) Per Common Share.

     Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is based on the combined weighted average number of shares outstanding, which includes the assumed exercise, or conversion of options. In computing diluted net income (loss) per common share, the Company has utilized the treasury stock method. For the quarter and thirty-six weeks ended November 9, 2003 275,000 shares were excluded from the computation of diluted earnings (loss) per share due to their antidilutive effect. For the quarter and thirty-six weeks ended November 7, 2004, 286,500 shares were excluded from the computation of diluted earnings (loss) per share due to their antidilutive effect.

Note 3. Loss on Restaurant Assets.

     The Company recognized losses on restaurant assets of $27,000 and $74,000, respectively, in the quarter and thirty-six weeks ended November 9, 2003. These fiscal 2004 losses primarily resulted from charges for the costs necessary to dispose of one previously closed restaurant. The Company recognized losses on restaurant assets of $434,000 and $726,000, respectively, in the quarter and thirty-six weeks ended November 7, 2004. These fiscal 2005 amounts primarily relate to impairment losses on nine restaurants to reduce their carrying value to estimated fair value. The impairment losses recorded in all periods presented were recognized as a result of management determining that the future operating cash flows of these restaurants would not fully recover the carrying value of the property and equipment.

Note 4. Intangible Assets.

     On November 24, 2004 the Company completed previously planned closures of three unprofitable restaurants (two in the St. Louis market and one in the Pittsburgh market) which will improve cash flow. As a result of these closings the Company reduced goodwill and franchise fees by $100,000 and $69,000, respectively, in the quarter ended November 7, 2004.

Note 5. Stock Options.

     The Company’s outstanding stock options are accounted for using the intrinsic value method, under which compensation cost is measured as the excess, if any, of the quoted market price of the stock at the grant date over the amount an employee must pay to acquire the stock. Had compensation cost for the options granted been determined based on their fair values at the grant dates in accordance with the fair value method of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, the proforma impact on the Company’s net income (loss) and earnings (loss) per share would be immaterial for the quarters and thirty-six weeks ended November 7, 2004 and November 9, 2003.

Note 6. Long-Term Debt.

     The Company’s debt arrangements require the maintenance of a consolidated fixed charge coverage ratio of 1.2 to 1 regarding all of the Company’s mortgage loans and the maintenance of individual restaurant fixed charge coverage ratios of between 1.2 and 1.5 to 1 on certain of the Company’s mortgage loans. The consolidated and individual coverage ratios are computed quarterly, based upon financial results for the preceding twelve months. At the end of fiscal 2004 and each of the fiscal 2005 quarters, including November 7, 2004,, the Company was not in compliance with the consolidated ratio or with individual restaurant ratios relating to a substantial portion of its debt. The Company obtained waivers of these violations from the applicable lenders at the end of fiscal 2004 and the first and second quarters of fiscal 2005, in each case with the lenders agreeing to forebear exercising their rights and remedies through the following twelve months. Based upon projected operating results, the Company believed at the time it received the foregoing waivers that it would comply with the terms thereof throughout the respective forbearance periods and, accordingly, the Company classified the debt for which it received waivers as long-term as of the end of fiscal 2004 and the first and second quarters of fiscal 2005. For the quarter ended November 7, 2004, waivers of the fixed charge coverage ratio violations were not obtained from the lenders. Due to noncompliance with the fixed charge coverage ratios and as required by EITF 86-30, the Company has classified all of its debt as current as of November 7, 2004. As of November 7, 2004 and through December 22, 2004, all payments on the Company’s debt have been made timely and the lenders have not pursued any remedies which may be available to them based on the violation. As described below, the Company has initiated an operational and financial restructuring process, which management believes, but cannot assure, will allow the Company to satisfy the lenders without requiring repayment of the debt prior to its scheduled maturities.

     On November 30, 2004 the Company announced an organizational restructuring and meetings with its lenders which it believes will lead to a financial restructuring. Both actions, which are described below, are intended to substantially improve cash flow for the Company. Weak revenues and cash flows in the first quarter of fiscal 2005 caused by a failed new product introduction by the Company’s KFC franchisor were compounded by the flooding of two of the Company’s more profitable restaurants in the third quarter of fiscal 2005. Both of the flooded restaurants reopened in the fourth quarter of fiscal 2005. As a result of the above mentioned items the Company’s current cash balances have dropped below the levels that it considers adequate to fund cash obligations during the traditionally low revenue winter months. The organizational and financial restructurings are expected to provide both the short term cash flow improvements necessary to navigate the difficult winter season and the permanent cash flow improvements to allow the Company to function appropriately.

Organizational and Operational Restructuring

     The organizational restructuring contains several elements. First, substantial cost reduction measures have been put in place for both restaurant and administrative operations. Three senior officers of the Company have reduced their salaries and other benefits to near zero while the remainder of the Company’s executive team and some of its management team have taken pay cuts. These salary and benefit reductions are expected to improve the Company’s cash flow substantially during the winter months. Second, on November 24, 2004 the Company completed previously planned closures of three unprofitable restaurants (two in the St. Louis market and one in the Pittsburgh market) which will improve cash flow. Last, several members of management have been reassigned and several positions have been eliminated. The Company’s former Vice President of Operations Services is now Director of Operations responsible for the operation of all 99 of its restaurants and the Company’s former Director of Operations has been reassigned to the extremely challenging Missouri market and will be responsible for streamlining supervision and improving the operation of those restaurants. Also, several restaurant supervision and support positions have been eliminated.

Financial Restructuring

     The Company has conducted meetings with its primary lenders with the intent of securing short term, temporary reductions in its debt service payments to conserve cash during the winter months and while the Company executes sale/leaseback financing on one to ten of its restaurants. The sale/leaseback transactions, if successful, will generate proceeds to prepay a portion of the Company’s debt and will create long term cash flow improvement. As of November 7, 2004 and through December 22, 2004 all payments on the Company’s debt have been made timely. However, the Company intends to reduce its debt service payments to interest only for one or more of its lenders beginning with the January payment and will continue with this reduced payment schedule until the restructuring is completed or the Company’s cash flow situation improves. Management believes that the lenders will consent to the financial restructuring based on the substantial improvements to the strength of the Company’s operations provided by both the financial and the organizational restructuring. Nonetheless, given the level of the Company’s indebtedness and other demands on its cash resources, there can be no assurance that the Company’s lenders will consent to the restructuring, that the restructuring will be accomplished, or that other actions might not be taken by creditors that would impede the Company’s ability to satisfy its obligations.

     As a result of the Company’s covenant violations, the lenders have certain remedies available to them which could include calling of the debt or acceleration of payments or foreclosure on the Company’s assets which secure the debt. Unless approved by the lenders, the Company’s intended temporary reduction of the required debt payments could also result in the aforementioned remedies being available to the Company’s lenders. The lenders have not initiated any of these remedies and management believes, but cannot assure, that these actions will not be taken prior to the Company implementing the financial restructuring described above. The Company believes that the substantially improved cash flows to be generated by the organizational and financial restructurings will put the Company in a much better position to weather the sluggish revenue performance of its KFC restaurants.

Note 7. Commitments.

     In fiscal year 2000 the Company signed an agreement and prepaid franchise fees of $170,000 which granted it the rights to develop 20 KFC, Taco Bell or KFC “2n1” restaurants in specific geographic areas. Under the agreement five restaurants are required to be developed each year over a four year period. As of November 7, 2004 the Company has developed only five restaurants under this agreement. The status of the development agreements has been discussed with the franchisors and the Company has not been declared in default of the KFC agreement. If the Company should default on the KFC agreement, it could lose the rights to develop certain KFC restaurants and could forfeit the remaining balance of prepaid franchise fees, which was $60,000 at November 7, 2004. The Company was declared in default under the terms of its Taco Bell development agreement which had a related deposit of $30,000. The Taco Bell franchisor allowed the Company to use $25,000 of the deposit toward other franchise/license agreement extension fees and returned the remaining $5,000 to the Company.

Note 8. Income Taxes.

During the quarter ended November 7, 2004, the Company determined that a $600,000 valuation allowance should be recorded against deferred tax assets. The Company determined that realization of the deferred tax assets was no longer more likely than not due to continuing significant losses and a projection of a taxable loss for fiscal 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     Description of Business. Morgan’s Foods, Inc. operates through wholly-owned subsidiaries KFC restaurants under franchises from KFC Corporation and Taco Bell restaurants under franchises from Taco Bell Corporation. As of December 22, 2004, the Company operates 73 KFC restaurants, 7 Taco Bell restaurants, 14 KFC/Taco Bell “2n1’s” under franchises from KFC Corporation and franchises or licenses from Taco Bell Corporation, 3 Taco Bell/Pizza Hut Express “2n1’s” operated under franchisees from Taco Bell Corporation and licenses from Pizza Hut Corporation, 1 KFC/Pizza Hut Express “2n1” operated under a franchise from KFC Corporation and a license from Pizza Hut Corporation and 1 KFC/A&W “2n1” operated under a franchise from KFC Corporation and a license from A&W Restaurants, Inc. The Company’s fiscal year is a 52 — 53 week year ending on the Sunday nearest the last day of February.

Summary of Expenses and Operating Income as a Percentage of Revenues

	Quarter Ended		Thirty-Six Weeks Ended
	Nov. 7, 2004	Nov. 9, 2003	Nov. 7, 2004	Nov. 9, 2003
Cost of sales:
Food, paper and beverage	32.2%	30.8%	31.5%	30.3%
Labor and benefits	27.6%	26.9%	28.1%	27.5%
Restaurant operating expenses	25.7%	26.1%	25.9%	25.6%
Depreciation and amortization	4.9%	4.2%	4.4%	4.1%
General and administrative expenses	5.8%	6.0%	6.1%	6.6%
Operating income	1.6%	5.8%	2.8%	5.8%

     Revenues. Revenues for the quarter ended November 7, 2004 were $19,190,000 compared to $19,382,000 for the quarter ended November 9, 2003. This decrease of $192,000 was due mainly to $279,000 in revenues being lost as a result of 2 restaurants being closed for repairs to damages resulting from the Hurricane Ivan storm system and $128,000 in revenues lost due to the permanent closing of one restaurant. This decrease was partially offset by a 1.1% increase in comparable restaurant revenues. The increase in comparable restaurant revenues was primarily the result of somewhat more effective product promotions by the franchisors during the current year quarter as compared to the ineffective prior year promotions. Revenues for the thirty-six weeks ended November 7, 2004 were $57,324,000 compared to $58,873,000 for the thirty-six weeks ended November 9, 2003. This decrease was primarily due to a 1.5% decrease in comparable restaurant revenues, $374,000 in revenues lost due to the closing of one restaurant and the revenues lost due to the Hurricane Ivan storm system discussed above. The decrease in comparable restaurant revenues was primarily the result of ineffective product promotions by the KFC franchisor during the first quarter of fiscal 2005.

     Costs of Sales — Food, Paper and Beverages. Food, paper and beverage costs for the third quarter increased as a percentage of revenue from 30.8% in fiscal 2004 to 32.2% in fiscal 2005. This increase was primarily the result of increased commodity costs (primarily chicken). Food, paper and beverage costs for the thirty-six weeks ended November 7, 2004 increased to 31.5% of revenue compared to 30.3% in the year earlier period for the reasons discussed above. In addition, during the prior year thirty-six weeks, the Company received a $156,000 settlement negotiated by FRANMAC, the Taco Bell franchisee association, with certain system food suppliers. If this nonrecurring item was removed from consideration, the food costs as a percentage of revenues for the thirty-six weeks ended November 9, 2003 would have been 30.6%

     Cost of Sales — Labor and Benefits. Labor and benefits increased as a percentage of revenue for the quarter ended November 7, 2004 to 27.6% compared to 26.9% for the year earlier quarter. The increase was primarily due to increased healthcare costs. Labor and benefits for the thirty-six weeks ended November 7, 2004 increased as a percentage of revenue to 28.1% from 27.5% in the year earlier period due to increased labor as a result of hiring for open restaurant management positions and lower average restaurant volumes which was partially offset by lower workers’ compensation and healthcare costs.

     Restaurant Operating Expenses. Restaurant operating expenses decreased as a percentage of revenue to 25.7% in the third quarter of fiscal 2005 compared to 26.1% in the third quarter of fiscal 2004 primarily as a result of decreased repair and maintenance costs and decreased bonus expenses which were partially offset by increased credit card fees resulting from the shift to a higher portion of credit card sales. Restaurant operating expenses for the thirty-six weeks ended November 7, 2004 increased to 25.8% of revenue compared to 25.6% in the prior year period as a result of the increased credit card fees discussed above and small equipment purchases required as part of first quarter fiscal 2005 promotions.

     Depreciation and Amortization. Depreciation and amortization increased to $944,000 in the third quarter of fiscal 2005 from $809,000 in the third quarter of fiscal 2004 and to $2,504,000 for the thirty-six weeks ended November 7, 2004 from $2,408,000 for the thirty-six weeks ended November 9, 2003. These increases were a result of the acceleration in both goodwill and franchise fee amortization resulting from the closing of three unprofitable restaurants on November 24, 2004.

     General and Administrative Expenses. General and administrative expenses decreased to $1,110,000 in the third quarter of fiscal 2005 from $1,170,000 in the third quarter of fiscal 2004 due to decreases in training expense and bonus expense. General and administrative expenses decreased to $3,505,000 for the thirty-six weeks ended November 7, 2004 from $3,859,000 for the thirty-six weeks ended November 9, 2003 for the reasons discussed above.

     Loss on Restaurant Assets. The loss on restaurant assets increased from $27,000 in the third quarter of fiscal 2004, to $434,000 in the third quarter of fiscal 2005. The 2004 amount primarily includes charges for the costs necessary to dispose of one previously closed restaurant. The fiscal 2005 amount includes an impairment loss of $432,000 on nine restaurants to reduce their carrying value to estimated fair value. The loss on restaurant assets for the thirty-six weeks ended November 7, 2004 increased to $726,000 from $74,000 in the year earlier period. The 2005 amount includes impairment losses of $719,000 on the nine restaurants mentioned above to reduce their carrying values to their estimated fair values. The impairment losses recorded in all periods presented were recognized as a result of management determining that the future operating cash flows of these restaurants would not fully recover the carrying value of the property and equipment.

     Operating Income. Operating income in the third quarter of fiscal 2005 decreased to $303,000 or 1.6% of revenues compared to $1,129,000 or 5.8% of revenues for the third quarter of fiscal 2004 primarily as a result of decreased revenues, increased food, payroll and general and administrative costs, as well as asset impairment charges. The Company estimates that operating income for the quarter ended November 7, 2004 was decreased by $125,000, net of insurance proceeds, as a result of the property damage and lost profits from the Hurricane Ivan storm system. Operating income for the thirty-six weeks ended November 7, 2004 decreased to $1,585,000 or 2.8% of revenues compared to $3,422,000 or 5.8% of revenues for the year earlier period. This decrease was primarily the result of decreased comparable restaurant revenues in the first quarter of fiscal 2005, increased food costs, lost profits from the Hurricane Ivan storm system and asset impairment charges which were partially offset by decreased healthcare, workers compensation and general and administrative expenses.

     Interest Expense. Interest expense on bank debt decreased to $991,000 in the third quarter of fiscal 2005 from $1,047,000 in the third quarter of fiscal 2004 due to lower debt balances during the fiscal 2005 quarter. Interest expense on bank debt for the thirty-six weeks ended November 7, 2004 decreased to $3,037,000 from $3,213,000 for the year earlier period for the reason discussed above. Interest expense on capitalized leases was substantially unchanged from the prior year third quarter and prior year thirty-six weeks.

     Other Income. Other income was substantially unchanged in the third quarter and first thirty-six weeks of fiscal 2005 compared to the comparable periods in fiscal 2004.

     Provision for Income Taxes. The provision for income taxes increased by $601,000 and $598,000 in the third quarter and first thirty-six weeks of fiscal 2005, respectively, compared to the comparable periods in fiscal 2004. The increase in both periods presented is due to the Company’s determination that a $600,000 valuation allowance should be recorded against deferred tax assets. The Company determined that realization of the deferred tax assets was no longer more likely than not due to continuing significant losses and a projection of a taxable loss for fiscal 2006.

     Liquidity and Capital Resources. Cash flow activity for the first thirty-six weeks of fiscal 2005 and fiscal 2004 is presented in the Consolidated Statements of Cash Flows. Cash provided by operating activities was $899,000 for the thirty-six weeks ended November 7, 2004 compared to $2,762,000 for the thirty-six weeks ended November 9, 2003. The decline in operating cash flow resulted principally from the net loss for the thirty-six weeks ended November 7, 2004, reduced funding from supply agreements and changes in operating assets and liabilities related to the timing of payments. The Company paid scheduled long-term bank and capitalized lease debt of $2,246,000 in the first thirty-six weeks of fiscal 2005 compared to payments of $2,014,000 for the same period in fiscal 2004. Capital expenditures in the thirty-six weeks ended November 7, 2004 were $665,000, compared to $976,000 for the same period in fiscal 2004, reflecting the Company’s planned reduction in capital spending.

     The Company’s debt arrangements require the maintenance of a consolidated fixed charge coverage ratio of 1.2 to 1 regarding all of the Company’s mortgage loans and the maintenance of individual restaurant fixed charge coverage ratios of between 1.2 and 1.5 to 1 on certain of the Company’s mortgage loans. The consolidated and individual coverage ratios are computed quarterly, based upon financial results for the preceding twelve months. At the end of fiscal 2004 and each of the fiscal 2005 quarters, including November 7, 2004, the Company was not in compliance with the consolidated ratio or with individual restaurant ratios relating to a substantial portion of its debt. The Company obtained waivers of these violations from the applicable lenders at the end of fiscal 2004 and the first and second quarters of fiscal 2005, in each case with the lenders agreeing to forebear exercising their rights and remedies through the following twelve months. Based upon projected operating results, the Company believed at the time it received the foregoing waivers that it would comply with the terms thereof throughout the respective forbearance periods and, accordingly, the Company classified the debt for which it received waivers as long-term as of the end of fiscal 2004 and the first and second quarters of fiscal 2005. For the quarter ended November 7, 2004, waivers of the fixed charge coverage ratio violations were not obtained from the lenders. Additionally, based upon financial results for the 36 weeks ended November 7, 2004, and results projected for the fiscal year ending February 27, 2005, management anticipates that the Company will not achieve the required consolidated ratio or individual restaurant ratios on certain of its loans relating to a substantial portion of its debt, for the fiscal year ending February 27, 2005. Due to noncompliance with the fixed charge coverage ratios and as required by EITF 86-30, the Company has classified all of its debt as current as of November 7, 2004. As of November 7, 2004 and through December 22, 2004, all payments on the Company’s debt have been made timely and the lenders have not pursued any remedies which may be available to them based on the violation. As described below, the Company has initiated an operational and financial restructuring process, which management believes, but cannot assure, will allow the Company to satisfy the lenders without requiring repayment of the debt prior to its scheduled maturities.

     On November 30, 2004 the Company announced an organizational restructuring and meetings with its lenders which it believes will lead to a financial restructuring. Both actions, which are described below, are intended to substantially improve cash flow for the Company. Weak revenues and cash flows in the first quarter of fiscal 2005 caused by a failed new product introduction by the Company’s KFC franchisor were compounded by the flooding of two of the Company’s more profitable restaurants in the third quarter of fiscal 2005. Both of the flooded restaurants reopened in the fourth quarter of fiscal 2005. As a result of the above mentioned items the Company’s current cash balances have dropped below the levels that it considers adequate to fund cash obligations during the traditionally low revenue winter months. The organizational and financial restructurings are expected to provide both the short term cash flow improvements necessary to navigate the difficult winter season and the permanent cash flow improvements to allow the Company to function appropriately.

Organizational and Operational Restructuring

     The organizational restructuring contains several elements. First, substantial cost reduction measures have been put in place for both restaurant and administrative operations. Three senior officers of the Company have reduced their salaries and other benefits to near zero while the remainder of the Company’s executive team and some of its management team have taken pay cuts. These salary and benefit reductions are expected to improve the Company’s cash flow substantially during the winter months. Second, on November 24, 2004 the Company completed previously planned closures of three unprofitable restaurants (two in the St. Louis market and one in the Pittsburgh market) which will improve cash flow. Last, several members of management have been reassigned and several positions have been eliminated. The Company’s former Vice President of Operations Services is now Director of Operations responsible for the operation of all 99 of its restaurants and the Company’s former Director of Operations has been reassigned to the extremely challenging Missouri market and will be responsible for streamlining supervision and improving the operation of those restaurants. Also, several restaurant supervision and support positions have been eliminated.

Financial Restructuring

     The Company has conducted meetings with its primary lenders with the intent of securing short term, temporary reductions in its debt service payments to conserve cash during the winter months and while the Company executes sale/leaseback financing on one to ten of its restaurants. The sale/leaseback transactions, if successful, will generate proceeds to prepay a portion of the Company’s debt and will create long term cash flow improvement. As of November 7, 2004 and through December 22, 2004 all payments on the Company’s debt have been made timely. However, the Company intends to reduce its debt service payments to interest only for one or more of its lenders beginning with the January payment and will continue with this reduced payment schedule until the restructuring is completed or the Company’s cash flow situation improves. Management believes that the lenders will consent to the financial restructuring based on the substantial improvements to the strength of the Company’s operations provided by both the financial and the organizational restructuring. Nonetheless, given the level of the Company’s indebtedness and other demands on its cash resources, there can be no assurance that the Company’s lenders will consent to the restructuring, that the restructuring will be accomplished, or that other actions might not be taken by creditors that would impede the Company’s ability to satisfy its obligations.

     As a result of the Company’s covenant violations, the lenders will have certain remedies available to them which could include calling of the debt or acceleration of payments or foreclosure on the Company’s assets which secure the debt. Unless approved by the lenders, the Company’s intended temporary reduction of the required debt payments could also result in the aforementioned remedies being available to the Company’s lenders. The lenders have not initiated any of these remedies and management believes, but cannot assure, that these actions will not be taken prior to the Company implementing the financial restructuring described above. The Company believes that the substantially improved cash flows to be generated by the organizational and financial restructurings will put the Company in a much better position to weather the sluggish revenue performance of its KFC restaurants.

Market Risk Exposure

     The Company’s existing borrowings are at fixed interest rates, and accordingly the Company does not have market risk exposure for fluctuations in interest rates. As described above, the Company has initiated a financial restructuring process which could result in refinancing of debt through sale leaseback transactions at higher or lower fixed interest rates, or at variable rates. Until the financial restructuring process is completed, it is not possible to quantify the market risk exposure, if any, that could result from future borrowings. As the Company’s current plans call for sale leaseback transactions involving one to ten restaurants, increases in sale leaseback rates are not expected to materially affect the Company’s market risk exposure. The Company does not enter into derivative financial investments for trading or speculation purposes. As a result, the Company believes that its market risk exposure is not material to the Company’s financial position, liquidity or results of operations.

     Commitments. In fiscal year 2000 the Company signed an agreement and prepaid franchise fees of $170,000 which granted it the rights to develop 20 KFC, Taco Bell or KFC “2n1” restaurants in specific geographic areas. Under the agreement five restaurants are required to be developed each year over a four year period. As of November 7, 2004 the Company has developed only five restaurants under this agreement. The status of the development agreements has been discussed with the franchisors and the Company has not been declared in default of the KFC agreement. If the Company should default on the KFC agreement, it could lose the rights to develop certain KFC restaurants and could forfeit the remaining balance of prepaid franchise fees, which was $60,000 at November 7, 2004. The Company was declared in default under the terms of its Taco Bell development agreement which had a related deposit of $30,000. The Taco Bell franchisor allowed the Company to use $25,000 of the deposit toward other franchise/license agreement extension fees and returned the remaining $5,000 to the Company.

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

     Safe Harbor Statements. This document contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The statements include those identified by such words as “may,” “will,” “expect” “anticipate,” “believe,” “plan” and other similar terminology. The “forward-looking statements” reflect the Company’s current expectations and are based upon data available at the time of the statements. Actual results involve risks and uncertainties, including both those specific to the Company and general economic and industry factors. Factors specific to the Company include, but are not limited to, its debt covenant compliance, actions that lenders may take with respect to any debt covenant violations, its ability to pay all of its current and long term obligations and the ultimate success or failure of the Company’s restructuring plans.

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

     The integrity of our disclosure control systems is based on written policies and procedures, the careful selection and training of qualified financial personnel and direct management review. Our disclosure control committee meets periodically to review our systems and procedures and to review our financial statements and related disclosures.

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

Morgan’s Foods, Inc. (Registrant)

Dated: December 22, 2004	By:	/s/ Kenneth L. Hignett

Kenneth L. Hignett
Senior Vice President,
Chief Financial Officer & Secretary