Form 10-K
period 2005-02-27
MORGANS FOODS INC
filed 2005-05-31
CIK 68145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15 (d)
of the Securities Exchange Act of 1934

For the fiscal year ended February 27, 2005 Commission file number 1-08395

MORGAN’S FOODS, INC.

(Exact name of registrant as specified in its charter)

Ohio	34-0562210

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

24200 Chagrin Boulevard, Suite 126, Beachwood, OH 44122

(Address of principal executive officers)       (Zip Code)

Registrant’s telephone number, including area code:      (216) 360-7500

Securities registered pursuant to Section 12 (b) of the Act:

Name of each exchange on
Title of each class	which registered

Common Shares, Without Par Value	American Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act:	None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

     As of August 15, 2004, the aggregate market value of the common stock held by nonaffiliates of the Registrant was $1,386,448.

     As of May 11, 2005, the Registrant had 2,718,495 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Part III incorporates by reference certain information from the definitive Proxy Statement to security holders for the 2005 annual meeting, to be filed with the Securities and Exchange Commission on or before June 24, 2005.

MORGAN’S FOODS, INC.

PART I

Item 1. Business.

     General. Morgan’s Foods, Inc. (“the Company”) operates through wholly-owned subsidiaries KFC restaurants under franchises from KFC Corporation, Taco Bell restaurants under franchises from Taco Bell Corporation, Pizza Hut Express restaurants under licenses from Pizza Hut Corporation and an A&W restaurant under a license from A&W Restaurants, Inc. As of May 27, 2005, the Company operates 73 KFC restaurants, 7 Taco Bell restaurants, 14 KFC/Taco Bell “2n1’s” under franchises from KFC Corporation and franchises or licenses from Taco Bell Corporation, 3 Taco Bell/Pizza Hut Express “2n1’s” under franchises from Taco Bell Corporation and licenses from Pizza Hut Corporation, 1 KFC/Pizza Hut Express “2n1” under a franchise from KFC Corporation and a license from Pizza Hut Corporation and 1 KFC/A&W “2n1” operated under a franchise from KFC Corporation and a license from A&W Restaurants, Inc. The Company’s fiscal year is a 52 — 53 week year ending on the Sunday nearest the last day of February.

     Restaurant Operations. The Company’s KFC restaurants prepare and sell the distinctive KFC branded chicken products along with related food items. All containers and packages bear KFC trademarks. The Company’s Taco Bell restaurants prepare and sell a full menu of quick service Mexican food items using the appropriate Taco Bell containers and packages. The KFC/Taco Bell “2n1” restaurants operated under franchise agreements from KFC Corporation and license agreements from Taco Bell Corporation prepare and sell a limited menu of Taco Bell items as well as the full KFC menu while those operated under franchise agreements from both KFC Corporation and Taco Bell Corporation offer a full menu of both KFC and Taco Bell items. The Taco Bell/Pizza Hut Express “2n1” restaurants prepare and sell a full menu of Taco Bell items and a limited menu of Pizza Hut items. The KFC/Pizza Hut Express “2n1” restaurant prepares and sells a full menu of KFC items and a limited menu of Pizza Hut items. The KFC/A&W “2n1” sells a limited menu of A&W items and a full menu of KFC items.

     Of the 99 KFC, Taco Bell and “2n1” restaurants operated by the Company as of May 27, 2005, 16 are located in Ohio, 59 in Pennsylvania, 13 in Missouri, 2 in Illinois, 7 in West Virginia and 2 in New York. The Company was one of the first KFC Corporation franchisees and has operated in excess of 20 KFC franchises for more than 25 years. Operations relating to these units are seasonal to a certain extent, with higher sales generally occurring in the summer months.

     Franchise Agreements. All of the Company’s KFC and Taco Bell restaurants are operated under franchise agreements with KFC Corporation and Taco Bell Corporation, respectively. The Company’s KFC/Taco Bell “2n1” restaurants are operated under franchises from KFC Corporation and either franchises or licenses from Taco Bell Corporation. The Taco Bell/Pizza Hut Express “2n1’s” are operated under franchises from Taco Bell Corporation and licenses from Pizza Hut Corporation. The KFC/Pizza Hut Express “2n1” restaurant is operated under a franchise from KFC Corporation and a license from Pizza Hut Corporation. The KFC/A&W “2n1” is operated under a franchise from KFC Corporation and a license from A&W Restaurants, Inc. The Company considers retention of these agreements to be important to the success of its restaurant business and believes that its relationships with KFC Corporation, Taco Bell Corporation, Pizza Hut Corporation and A&W Restaurants, Inc. are satisfactory. For KFC products, the Company is required to

MORGAN’S FOODS, INC.

PART I (cont’d)

pay royalties of 4% of gross revenues and to expend an additional 5.5% of gross revenues on national and local advertising pursuant to its franchise agreements. For Taco Bell products in KFC/Taco Bell “2n1” restaurants operated under license agreements from Taco Bell Corporation and franchise agreements from KFC Corporation the Company is required to pay royalties of 10% of Taco Bell gross revenues and to make advertising fund contributions of 1/2% of Taco Bell gross revenues. For Taco Bell product sales in restaurants operated under Taco Bell franchises the Company is required to pay royalties of 5.5% of gross revenues and to expend an additional 4.5% of gross revenues on national and local advertising. For Pizza Hut products in “2n1” restaurants the Company is required to pay royalties of 5.5% of Pizza Hut gross revenues and to expend an additional 4.5% of Pizza Hut gross revenues on national and local advertising. For A&W products in “2n1” restaurants the Company is required to pay royalties of 7% of A&W gross revenues and to expend an additional 4% of A&W gross revenues on national and local advertising.

     In May 1997, the Company renewed substantially all of its existing franchise agreements for twenty years. New 20 year franchise agreements were obtained for all 54 restaurants acquired in July 1999. Subject to satisfying KFC and Taco Bell requirements for restaurant image and other matters, franchise agreements are renewable at the Company’s option for successive ten year periods. The franchise and license agreements provide that each KFC, Taco Bell, Pizza Hut Express and A&W unit is to be inspected by KFC Corporation, Taco Bell Corporation, Pizza Hut Corporation and A&W Restaurants, Inc., respectively, approximately three or four times per year. These inspections cover product preparation and quality, customer service, restaurant appearance and operation.

     Competition. The quick service restaurant business is highly competitive and is often affected by changes in consumer tastes; national, regional, or local economic conditions, demographic trends, traffic patterns; the type, number and locations of competing restaurants and disposable purchasing power. Each of the Company’s KFC, Taco Bell and “2n1” restaurants competes directly or indirectly with a large number of national and regional restaurant operations, as well as with locally owned restaurants, drive-ins, diners and numerous other establishments which offer low- and medium-priced chicken, Mexican food, pizza, hamburgers and hot dogs to the public.

     The Company’s KFC, Taco Bell and “2n1” restaurants rely on innovative marketing techniques and promotions to compete with other restaurants in the areas in which they are located. The Company’s competitive position is also enhanced by the national advertising programs sponsored by KFC Corporation, Taco Bell Corporation, Pizza Hut Corporation, A&W Restaurants, Inc. and their franchisees. Emphasis is placed by the Company on its control systems and the training of personnel to maintain high food quality and good service. The Company believes that its KFC, Taco Bell and “2n1” restaurants are competitive with other quick service restaurants on the basis of the important competitive factors in the restaurant business which include, primarily, restaurant location, product price, quality and differentiation, and also restaurant and employee appearance.

     Government Regulation. The Company is subject to various federal, state and local laws affecting its business. Each of the Company’s restaurants must comply with licensing and regulation by a number of governmental authorities, which include health, sanitation, safety and fire agencies in the state or municipality

MORGAN’S FOODS, INC.

PART I (cont’d)

in which the restaurant is located. To date, the Company has not been significantly affected by any difficulty, delay or failure to obtain required licenses or approvals.

     The Company is also subject to federal and state laws governing such matters as employment and pay practices, overtime and working conditions. The bulk of the Company’s employees are paid on an hourly basis at rates not less than the federal and state minimum wages.

     The Company is also subject to federal and state child labor laws which, among other things, prohibit the use of certain “hazardous equipment” by employees 18 years of age or younger. To date, the Company has not been materially adversely affected by such laws.

     Suppliers. The Company has been able to obtain sufficient supplies to carry on its business and believes it will be able to do so in the future.

     Growth. The Company added no new restaurants in fiscal 2005 or fiscal 2004. During fiscal 2003, the Company purchased a KFC restaurant in Niles, OH which was previously leased and added the A&W concept to the restaurant.

     Employees. As of May 11, 2005, the Company employed approximately 1,960 persons, including 48 administrative and 200 managerial employees. The balance are hourly employees, most of whom are part-time. None of the restaurant employees are represented by a labor union. The Company considers its employee relations to be satisfactory.

Item 2. Properties.

     The Company leases approximately 6,000 square feet of space for its headquarters in Cleveland, OH. The lease expires August 31, 2005 and the rent under the current term is $7,500 per month. The Company also leases space for a regional office in Youngstown, OH, which is used to assist in the operation of the KFC, Taco Bell and “2n1” restaurants.

     Of the 99 KFC, Taco Bell and “2n1” restaurants, the Company owns the land and building for 56 locations, owns the building and leases the land for 23 locations and leases the land and building for 20 locations. 56 of the owned properties are subject to mortgages. Additionally, the Company leases the land and building for one closed location and owns the land and building for two closed locations which are subject to mortgages. Remaining lease terms (including renewal options) range from 1 to 23 years and average approximately 12 years. These leases generally require the Company to pay taxes and utilities, to maintain casualty and liability insurance, and to keep the property in good repair. The Company pays annual rent for each leased KFC, Taco Bell or “2n1” restaurant in amounts ranging from $19,000 to $95,000. In addition, 16 of these leases require payment of additional rentals based on a percentage of gross sales in excess of certain base amounts. Sales for 8 KFC, Taco Bell and “2n1” restaurants exceeded the respective base amounts in fiscal 2005.

MORGAN’S FOODS, INC.

PART I (cont’d)

     The Company believes that its restaurants are generally efficient, well equipped and maintained and in good condition.

Item 3. Legal Proceedings.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     There were no matters submitted to security holders for a vote during the last quarter of the Company’s fiscal year ended February 27, 2005.

Executive Officers of the Company

     The Executive Officers and other Officers of the Company are as follows:

Name	Age	Position with Registrant	Officer Since
Executive Officers:

Leonard R. Stein-Sapir	66	Chairman of the Board and Chief Executive Officer	April 1989

James J. Liguori	56	President and Chief Operating Officer	June 1979

Kenneth L. Hignett	58	Senior Vice President- Chief Financial Officer & Secretary	May 1989

Other Officers:

Barton J. Craig	56	Senior Vice President - General Counsel	January 1994

Vincent J. Oddi	62	Vice President- Restaurant Development	September 1979

Ramesh J. Gursahaney	56	Vice President- Operations Services	January 1991

     Executive Officers of the Company serve for a term of one year and until their successors are elected and qualified, unless otherwise specified by the Board of Directors. Any officer is subject to removal with or without cause, at any time, by a vote of a majority of the Board of Directors.

MORGAN’S FOODS, INC.

PART II

Item 5. Market for the Company’s Common Equity and Related Stockholder Matters.

     The Company’s Common Shares are traded over the counter under the symbol “MRFD”. The following table sets forth, for the periods indicated, the high and low sales prices of the Common Shares as reported.

	Price Range
	High	Low
Year ended February 27, 2005:

1st Quarter	$2.20	$1.90
2nd Quarter	1.90	.95
3rd Quarter	1.01	.60
4th Quarter	1.05	.75

Year ended February 29, 2004:

1st Quarter	$2.74	$1.53
2nd Quarter	2.46	1.78
3rd Quarter	1.92	1.45
4th Quarter	2.40	1.30

     As of May 11, 2005, the Company had approximately 946 shareholders of record. The Company has paid no dividends since fiscal 1975.

MORGAN’S FOODS, INC.

PART II (cont’d)

Item 6. Selected Financial Data.

     The following selected financial information for each of the five fiscal years in the period ended February 27, 2005, is derived from, and qualified in its entirety by, the consolidated financial statements of the Company. The following selected financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included elsewhere in this report.

Dollars in thousands except per share amounts.

	Years Ended
	February 27,	February 29,	March 2,	March 3,	February 25,
	2005	2004	2003	2002	2001
Revenues	$80,960	$81,738	$82,326	$84,930	$78,140
Cost of sales:
Food, paper and beverage	25,222	24,712	25,645	25,987	24,378
Labor and benefits	22,803	22,816	22,329	22,155	20,702
Restaurant operating expenses	21,015	21,320	21,018	21,805	19,795
Depreciation and amortization	3,419	3,518	3,499	3,866	3,817
General and administrative expenses	4,870	5,574	5,749	5,209	5,516
Loss on restaurant assets	574	567	551	215	597

Operating income	3,057	3,231	3,535	5,693	3,335
Income (loss) from continuing operations	(1,858)	(1,294)	(1,192)	602	(1,693)
Gain (loss) from discontinued operations (2)	—	—	—	—	150

Net income (loss)	$(1,858)	$(1,294)	$(1,192)	$602	$(1,543)

Basic and diluted income (loss) per common share (1):
Income (loss) from continuing operations	$(.68)	$(.48)	$(.44)	$.21	$(.58)
Gain (loss) from discontinued operations	—	—	—	—	.05

Net income (loss)	$(.68)	$(.48)	$(.44)	$.21	$(.53)

Working capital (deficiency)	$(46,048)	$(3,999)	$(3,111)	$(1,312)	$(2,454)
Total assets	48,790	52,672	56,025	60,253	61,554
Long-term debt	—	43,370	46,113	48,563	51,046
Long-term capital lease obligations	368	379	436	544	651
Shareholders’ deficiency	(4,574)	(2,716)	(1,422)	(197)	(578)

(1)	Computed based upon the basic weighted average number of common shares outstanding during each year, which were 2,718,441 in 2005 and 2004, 2,720,182 in 2003, 2,851,160 in 2002 and 2,931,227 in 2001 and the diluted weighted average number of common and common equivalent shares outstanding during each year which were 2,718,441 in 2005 and 2004, 2,720,182 in 2003, 2,853,789 in 2002 and 2,931,227 in 2001.

(2)	The results of operations and gain/loss on disposals of the former East Side Mario’s restaurant segment.

MORGAN’S FOODS, INC.

PART II (cont’d)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     Results of Operations. During fiscal 2003 through 2005 the Company operated KFC franchised restaurants, Taco Bell franchised restaurants and various “2n1” restaurants which include the KFC, Taco Bell, Pizza Hut and A&W concepts in the states of Illinois, Missouri, Ohio, Pennsylvania, West Virginia and New York. The average number of restaurants in operation during fiscal 2005 was 101 and 103 during fiscal years 2004 and 2003. During fiscal 2003, the Company added a concept to one restaurant.

Summary of Expenses and Operating Income as a Percentage of Revenues

	2005	2004	2003
Cost of sales:
Food, paper and beverage	31.2%	30.2%	31.2%
Labor and benefits	28.2%	27.9%	27.1%
Restaurant operating expenses	26.0%	26.1%	25.5%
Depreciation and amortization	4.2%	4.3%	4.3%
General and administrative expenses	6.0%	6.8%	7.0%
Operating income	3.8%	4.0%	4.3%

     Revenues. Revenue was $80,960,000 in fiscal 2005, a decrease of $778,000 or 1.0% compared to a decrease of $588,000 or 0.7% in fiscal 2004. The $777,000 decrease in restaurant revenues during fiscal 2005 was due mainly to $997,000 in revenues being lost due to the permanent closing of three restaurants and $558,000 in revenues being lost as a result of two restaurants being closed for damages resulting from the Hurricane Ivan storm system and one restaurant being closed for damages resulting from a fire. Revenue was also adversely affected early in fiscal 2005 by a failed new product introduction by the Company’s KFC franchisor. The decreases were offset by a 1.0% increase in comparable restaurant revenues resulting from more effective promotions from the franchisors, particularly in the fourth quarter of fiscal 2005. Revenue was $81,738,000 in fiscal 2004, a decrease of $588,000 from fiscal 2003. The $588,000 decrease in restaurant revenues during fiscal year 2004 was primarily the result of ineffective product promotions by the KFC franchisor during the year as well as severe winter weather conditions in the Company’s market areas. Revenue was $82,326,000 in fiscal 2003, a decrease of $2,604,000 or 3.1% compared to fiscal 2002. The $2,604,000 decrease in restaurant revenues during fiscal year 2003 was primarily the result of a 1.2% decrease in comparable restaurant revenues which was due to franchisor product promotions which were ineffective in the face of increased competition in the chicken segment of the quick service industry and $1,641,000 in revenues generated from the extra week that occurred in fiscal 2002. Furthermore, fiscal year 2003 revenues were reduced as a result of a prolonged winter with near record snowfall in the Company’s market areas.

     Revenues for the 16 weeks ended February 27, 2005 were $23,636,000 an increase of $771,000 primarily the result of a 7.0% increase in comparable restaurant revenues. This increase was due to successful product promotions including the KFC variety bucket of popcorn chicken, chicken strips and fried chicken and the honey barbecue wing promotion. These revenue increases were partially offset by the decreases in revenues caused by the restaurants either permanently or temporarily closed as discussed above. Revenues for the 16 weeks ended February 29, 2004 were $22,865,000, a decrease of $337,000 compared to the fourth quarter of fiscal 2003 due to a 1.5% decrease in comparable restaurant revenues for the reasons discussed above.

MORGAN’S FOODS, INC.

PART II (cont’d)

     Cost of Sales — Food, Paper and Beverage. Food, paper and beverage costs were $25,222,000 or 31.2% of revenues in fiscal year 2005 compared to $24,712,000 or 30.2% in fiscal 2004. This increase was primarily the result of increased commodity costs (primarily chicken). Food, paper and beverage costs were $24,712,000 or 30.2% in fiscal 2004 compared to $25,645,000 or 31.2% of revenues in fiscal 2003. Food, paper and beverage costs as a percentage of revenue decreased by 1.0% as a result of the development and implementation of tools that assist management of food costs and 0.2% resulting from the receipt, during the second quarter of fiscal 2004, of a $156,000 settlement negotiated by FRANMAC, the Taco Bell franchisee association, with certain system food suppliers.

     For the fourth quarter of fiscal 2005, food, paper and beverage costs increased as a percentage of revenues to 30.3% from 30.0% in the fourth quarter fiscal 2004. The increase of 0.3% of revenues was primarily due to the reason discussed above as part of the fiscal 2005 comparison but was partially offset by the efficiencies generated from the increased revenues in the fourth quarter of fiscal 2005.

     Cost of Sales — Labor and Benefits. Labor and benefits increased to 28.2% of revenues or $22,803,000 in fiscal 2005 from 27.9% of revenues or $22,816,000 in fiscal 2004 due to increased labor as a result of hiring for open restaurant management positions which was partially offset by decreased worker’s compensation costs. Labor and benefits increased to 27.9% of revenues or $22,816,000 in fiscal 2004 from 27.1% of revenues or $22,329,000 in fiscal 2003. The increase was primarily due to increased health care costs of $566,000 and increased workers compensation costs of $254,000 which were partially offset by improved operating efficiencies.

     Labor and benefit costs for the fourth quarter of fiscal 2005 decreased to 28.2% of revenues or $6,674,000 compared to 28.9% of revenues or $6,616,000 in fiscal 2004. This percentage decrease was primarily the result of higher average restaurant volumes.

     Restaurant Operating Expenses. Restaurant operating expenses were relatively unchanged as a percentage of revenue at $21,015,000 or 26.0% and $21,320,000 or 26.1% in fiscal 2005 and 2004, respectively. Restaurant operating expenses increased to 26.1% of revenues or $21,320,000 in fiscal 2004 from 25.5% of revenues or $21,018,000 in fiscal 2003 primarily as a result of increased general insurance costs, the increased cost of the toys included with kids meals and the increased volume of kids meals sold as a result of promotional efforts.

     Restaurant operating expenses for the fourth quarter of fiscal 2005 decreased to 26.2% of revenues or $6,201,000 from 27.3% of revenues or $6,254,000 in the year earlier quarter. This decrease was primarily the result of higher average restaurant volumes.

     Depreciation and Amortization. Depreciation and amortization decreased to $3,419,000 in fiscal 2005 from $3,518,000 in fiscal 2004 as a result of certain assets becoming fully depreciated during the year. Depreciation and amortization was relatively unchanged at $3,518,000 and $3,499,000 in fiscal 2004 and 2003, respectively.

MORGAN’S FOODS, INC.

PART II (cont’d)

     General and Administrative Expenses. General and administrative expenses decreased to $4,870,000 or 6.0% of revenues in fiscal 2005 from $5,574,000 or 6.8% of revenues in fiscal 2004 as a result of decreased wages and benefits of $448,000. Early in the fourth quarter, three senior officers of the Company reduced their salaries and other benefits to near zero while the remainder of the Company’s executive team and some of its management took pay cuts. These salary and benefit reductions reduced expenses during the fourth quarter of fiscal 2005 approximately $300,000. In addition, training expenses were reduced by approximately $77,000, fees for debt covenant violation waivers decreased $80,000 due to fewer waivers being obtained in 2005 and certain occupancy costs were reduced. General and administrative expenses decreased to $5,574,000 or 6.8% of revenues in fiscal 2004 from $5,749,000 or 7.0% percent of revenues in fiscal 2003 as a result of decreased legal and professional, office supply and telephone expenses which was partially offset by increased healthcare and workers compensation costs. These decreases were a result of negotiated price decreases as well as reduced usage.

     For the fourth quarter of fiscal 2005, general and administrative expenses decreased to $1,361,000 or 5.8% of revenues from $1,715,000 or 7.5% of revenues in the fourth quarter of fiscal 2004 primarily for the reasons discussed above.

     Loss on Restaurant Assets. The Company experienced a loss on restaurant assets of $574,000 in fiscal 2005 compared to $567,000 in fiscal 2004. The 2005 amounts include impairment losses of $823,000 on nine restaurants to reduce their carrying values to their estimated fair values. These impairment losses were offset by gains recognized totaling $167,000 recognized for property damage insurance proceeds received in excess of the net book value of the related property, and $178,000 for business interruption insurance proceeds received. These insurance proceeds relate to two restaurants damaged from the Hurricane Ivan storm system and one fire-damaged restaurant. Insurance proceeds which will result in a gain are recognized in the financial statements only when such gains are realized, which is generally upon receipt of the proceeds. The Company anticipates recognizing gains in fiscal 2006 in excess of $250,000 from additional insurance proceeds that have been, or are expected to be, received after February 27, 2005. In fiscal 2004, the Company recorded losses of $313,000 as a result of the disposal of assets during the image enhancement of two restaurants, an increase of $81,000 in the reserve for one previously closed restaurant and the $135,000 loss associated with the unanticipated closing of another restaurant as a result of the landlord terminating the lease in order to use the property for another project. In fiscal 2004, the Company also recorded impairment losses of $254,000 on two operating restaurants to reduce their carrying values to their estimated fair values. In fiscal 2003, the Company recorded losses of $218,000 as a result of the disposal of assets during the image enhancement and expansion of several restaurants and the increase in the reserve for disposal of previously closed restaurants. In fiscal 2003, the Company also recorded impairment losses of $333,000 on three operating restaurants to reduce their carrying values to their estimated fair values.

     In the fourth quarter of fiscal 2005 the Company recorded a gain on restaurant assets of $152,000 which primarily resulted from the portion of the insurance proceeds received in the fourth quarter of fiscal 2005 relating to the three damaged restaurants discussed above. This compared to a loss of $493,000 in the prior year fourth quarter which included the $254,000 asset impairment write-down mentioned above. The

MORGAN’S FOODS, INC.

PART II (cont’d)

fiscal 2004 impairment write-down resulted from deterioration of the operating results and trade areas of the locations during the fourth quarter.

     Operating Income. Operating income in fiscal 2005 decreased to $3,057,000 from $3,231,000 in fiscal 2004 primarily as a result of lower revenues and increased commodity and labor costs which were partially offset by reduced general and administrative expenses and a reduced loss on restaurant assets primarily a result of insurance proceeds received. Operating income in fiscal 2004 decreased to $3,231,000 from $3,535,000 in fiscal 2003 primarily as a result of lower average restaurant volumes and increased benefit costs which were partially offset by improved operating efficiencies and the receipt of the settlement with certain Taco Bell system food suppliers mentioned earlier.

     Interest Expense. Interest expense on bank debt and notes payable decreased to $4,341,000 in fiscal 2005 from $4,578,000 in fiscal 2004. Interest expense on bank debt and notes payable decreased to $4,578,000 in fiscal 2004 from $4,802,000 in fiscal 2003. The decreases in interest expense for fiscal 2005 and 2004 were the result of principal payments which reduced the outstanding debt balances. Interest expense from capitalized lease debt decreased $4,000 to $45,000 in fiscal 2005 from $49,000 in fiscal 2004. Interest expense from capitalized lease debt decreased $13,000 to $49,000 in fiscal 2004 from $62,000 in fiscal 2003. These decreases in both years were due to lower principal balances.

     Other Income. Other income was substantially unchanged at $78,000 in fiscal 2005 and $106,000 in fiscal 2004. Other income decreased to $106,000 in fiscal 2004 from $147,000 in fiscal 2003 as a result of lower interest income due to decreases in both the interest rate earned and the amount of average cash investments.

     Provision for Income Taxes. The provision for income taxes increased by $603,000 in fiscal 2005 as compared to fiscal 2004. The increase is due to the Company’s determination that a $600,000 valuation allowance should be recorded against deferred tax assets because realization of the deferred tax asset was no longer more likely than not due to continuing significant losses. This change has no effect on the Company’s cash position. The provision for income taxes was substantially unchanged at $4,000 and $10,000 in fiscal years 2004 and 2003, respectively.

     Trends in Results of Operations. The Company is encouraged by the operating results experienced in the fourth quarter of fiscal 2005. As noted earlier, revenues increased by $771,000 in the fourth quarter of fiscal 2005 as compared to the fourth quarter of fiscal 2004 primarily as a result of a 7.0% increase in comparable restaurant revenues due to successful product promotions. Even more encouraging were the impacts on fourth quarter operating income and net income that resulted from the higher revenues and from lower costs due to the organizational and operational restructuring described below. Historically, the fourth quarter has been the weakest, typically resulting in little or no operating income and substantial net losses. However, in the fourth quarter of fiscal 2005, the Company recorded operating income of $1,472,000 and net income of $167,000, compared to the fourth quarter of fiscal 2004 which had an operating loss of $191,000 and a net loss of $1,538,000. Although there can be no assurance that these improvements will

MORGAN’S FOODS, INC.

PART II (cont’d)

be sustained, the favorable results have continued in fiscal 2006 as the Company has experienced increases in revenues, and anticipates reporting improved operating results, for the first quarter of fiscal 2006.

     Liquidity and Capital Resources. Cash flow activity for fiscal 2005 and fiscal 2004 is presented in the Consolidated Statements of Cash Flows. Cash provided by operating activities was $2,914,000 for the year ended February 27, 2005 compared to $3,667,000 for the year ended February 29, 2004. The decline in operating cash flow resulted principally from the net loss for the year ended February 27, 2005, reduced funding from supply agreements and changes in operating assets and liabilities related to the timing of payments. The Company paid long-term bank and capitalized lease debt of $2,901,000 in fiscal 2005 compared to payments of $2,710,000 in fiscal 2004. Capital expenditures in fiscal 2005 were $2,141,000, compared to $1,170,000 in fiscal 2004. This increase is primarily a result of expenditures required to repair the two flood-damaged restaurants and one fire-damaged restaurant discussed previously as well as the replacement of substantially all of the KFC restaurants’ menu boards as required by the KFC franchisor.

     The Company’s debt arrangements require the maintenance of a consolidated fixed charge coverage ratio of 1.2 to 1 regarding all of the Company’s mortgage loans and the maintenance of individual restaurant fixed charge coverage ratios of between 1.2 and 1.5 to 1 on certain of the Company’s mortgage loans. The consolidated and individual coverage ratios are computed quarterly, based upon financial results for the preceding twelve months. At the end of fiscal 2004 and fiscal 2005 and each of the fiscal 2005 quarters, the Company was not in compliance with the consolidated ratio or with individual restaurant ratios relating to a substantial portion of its debt. The Company obtained waivers of these violations from the applicable lenders at the end of fiscal 2004 and the first and second quarters of fiscal 2005, in each case with the lenders agreeing to forebear exercising their rights and remedies through the following twelve months. Based upon projected operating results, the Company believed at the time it received the foregoing waivers that it would comply with the terms thereof throughout the respective forbearance periods and, accordingly, the Company classified the debt for which it received waivers as long-term as of the end of fiscal 2004 and the first and second quarters of fiscal 2005. As of the end of the third quarter of fiscal 2005 and year ended February 27, 2005, waivers of the fixed charge coverage ratio violations were not obtained from the lenders. Due to noncompliance with the fixed charge coverage ratios and as required by Emerging Issues Task Force No. 86-30, the Company has classified all of its debt as current as of February 27, 2005. As described below, the Company has initiated an operational and financial restructuring process which management believes, but cannot assure, will allow the Company to satisfy the lenders without a forced repayment of the debt prior to its scheduled maturities.

     On November 30, 2004 the Company announced an organizational restructuring and discussions with its lenders which the Company believes will lead to a financial restructuring. Both actions, which are described below, are intended to substantially improve cash flow for the Company. Weak revenues and cash flows in the first quarter of fiscal 2005 caused by a failed new product introduction by the Company’s KFC franchisor were compounded by the flooding of two of the Company’s more profitable restaurants in the third quarter of fiscal 2005. Both of the flooded restaurants reopened in the fourth quarter of fiscal 2005. As a result of the above mentioned items, the Company’s cash balances in the fourth quarter of fiscal 2005 were

MORGAN’S FOODS, INC.

PART II (cont’d)

projected to drop below the levels considered adequate to fund cash obligations during the traditionally low revenue winter months. The organizational and financial restructurings were initiated to provide both the short term cash flow improvements necessary to navigate the difficult winter season and the permanent cash flow improvements to allow the Company to function appropriately.

     Organizational and Operational Restructuring. The organizational restructuring contains several elements. First, substantial cost reduction measures were put in place for both restaurant and administrative operations. Early in the fourth quarter of fiscal 2005, three senior officers of the Company reduced their salaries and other benefits to near zero while the remainder of the Company’s executive team and some of its management took pay cuts. These salary and benefit reductions reduced expenses during the fourth quarter of fiscal 2005 approximately $300,000. The Company is assessing the timing and extent of restoring some or all of these reductions. Second, on November 24, 2004 the Company completed previously planned closures of three unprofitable restaurants (two in the St. Louis market and one in the Pittsburgh market) which improved cash flow in the fourth quarter of fiscal 2005. Last, several members of management were reassigned and several positions were eliminated. The Company’s Vice President of Operations Services is now directly responsible for the operation of all restaurants and the Company’s former Director of Operations was reassigned to the extremely challenging Missouri market to streamline supervision and improve operations of those restaurants. Also, several restaurant supervision and support positions were eliminated. As a result of these organizational restructuring activities and successful product promotions by the franchisors in the fourth quarter, the Company recorded positive operating income and operating cash flows in the fourth quarter of fiscal 2005. This represents a significant improvement, as the Company has historically recognized losses during the fourth quarter. As indicated above, some of these operational improvements are intended to be temporary measures (e.g., salary and benefit reductions). The Company cannot assure that the other organizational changes described above and future product promotions by the franchisors will yield sustained improvement of future operating results. Accordingly, the Company continues to pursue the financial restructuring described below.

     Financial Restructuring. Beginning in the second half of fiscal 2005, the Company has engaged in discussions with its three primary lenders with the intent of securing short term, temporary reductions in its debt service payments to conserve cash and to allow the Company to execute sale/leaseback financing on a number of its owned restaurant properties. On February 7, 2005, the Company reduced its debt service payments to interest only on loans with one lender representing 50.2% of the principal balance of all of the Company’s loans. The Company expects to continue this reduced payment schedule until the financial restructuring is completed. Scheduled principal payments that have not been paid total approximately $110,000 per month. The Company has received a letter of understanding from this lender, acknowledging the financial restructuring and confirming its intent to negotiate a formal agreement of forbearance. As of May 31, 2005, negotiation of a forbearance agreement has been initiated but not completed. Accordingly, the reduced payment schedule remains an event of default although the Company has no reason to believe that the lender intends to take actions permitted by such default. On April 12, 2005 the Company signed an Agreement of Sale relating to a sale/ leaseback of ten of its restaurants; however, certain due diligence items remain before this transaction is finalized including

MORGAN’S FOODS, INC.

PART II (cont’d)

inspections, appraisals, title work and finalization of the related leases. In addition, the prepayment penalty on the mortgage debt for these restaurants must be waived for the transaction to be financially viable for the Company. The sale leaseback transactions, if successful, will generate proceeds to prepay a portion of the Company’s debt and will result in cash flow improvement by replacing debt service with rent payments of a lesser amount. Management expects that it will be able to complete the financial restructuring successfully and is encouraged by the improved financial results generated by the previously disclosed organizational restructuring. Nonetheless, given the level of the Company’s indebtedness and other demands on its cash resources, there can be no assurance that the Company’s lenders will consent to the restructuring, that the restructuring will be accomplished, or that other actions might not be taken by creditors that would impede the Company’s ability to satisfy its obligations.

     The Company’s reduced debt payment schedule and covenant violations discussed above could result in the exercise of certain remedies available to the lenders which may include calling of the debt, acceleration of payments or foreclosure on the Company’s assets which secure the debt. Note 5 to the consolidated financial statements provides further details of these matters including the potential impact on the Company’s ability to continue as a going concern and to realize its assets and to discharge its liabilities in the normal course of business, that could result, if the lenders exercise these remedies. The lenders have not initiated any of these remedies and management believes, but cannot assure, that these actions will not be taken prior to the Company completing the financial restructuring described above.

     Market Risk Exposure. The Company’s existing borrowings are at fixed interest rates, and accordingly the Company does not have market risk exposure for fluctuations in interest rates. As described above, the Company has initiated a financial restructuring process which could result in refinancing of debt through sale leaseback transactions at higher or lower fixed interest rates, or at variable rates. Until the financial restructuring process is completed, it is not possible to quantify the market risk exposure, if any, that could result from future borrowings. The Company’s current plans call for sale leaseback transactions involving one to ten restaurants. Consequently, increases in sale leaseback rates are not expected to materially affect the Company’s market risk exposure. The Company does not enter into derivative financial investments for trading or speculation purposes. As a result, the Company believes that its market risk exposure is not material to the Company’s financial position, liquidity or results of operations.

     The Company’s contractual obligations and commitments as of February 27, 2005 were as follows:

(In thousands)

Contractual Obligations	2006	2007	2008	2009	2010	Thereafter	Total
Long-term debt, including current	$3,110	$3,109	$2,927	$3,033	$3,299	$28,204	$43,682
Interest expense on long-term debt	3,972	3,665	3,351	3,115	2,812	10,742	27,657
Capital leases	13	14	16	17	18	303	381
Operating leases	1,988	1,721	1,444	1,393	1,044	3,633	11,219

MORGAN’S FOODS, INC.

PART II (cont’d)

Other Contractual Obligations and Commitments.

     At February 29, 2004 the Company had a letter of credit for $300,000 outstanding in favor of a vendor. The letter of credit which expired June 18, 2004 was secured by a $300,000 certificate of deposit.

     For KFC products, the Company is required to pay royalties of 4% of gross revenues and to expend an additional 5.5% of gross revenues on national and local advertising pursuant to its franchise agreements. For Taco Bell products in KFC/Taco “2n1” restaurants operated under license agreements from Taco Bell Corporation and franchise agreements from KFC Corporation, the Company is required to pay royalties of 10% of Taco Bell gross revenues and to make advertising fund contributions of 1/2% of Taco Bell gross revenues. For Taco Bell product sales in restaurants operated under Taco Bell franchises the Company is required to pay royalties of 5.5% of gross revenues and to expend an additional 4.5% of gross revenues on national and local advertising. For Pizza Hut products in Taco Bell/Pizza Hut Express “2n1” restaurants the Company is required to pay royalties of 5.5% of Pizza Hut gross revenues and to expend an additional 4.5% of Pizza Hut gross revenues on national and local advertising. For A&W products in “2n1” restaurants the Company is required to pay royalties of 7% of A&W gross revenues and to expend an additional 4% of A&W gross revenues on national and local advertising. Total royalties and advertising, which are included in the Consolidated Statements of Operations as part of restaurant operating expenses, were $8,033,000, $8,083,000 and $8,141,000 in fiscal 2005, 2004 and 2003, respectively.

     In fiscal year 2000 the Company signed an agreement and prepaid franchise fees of $170,000 which granted it the rights to develop 20 KFC, Taco Bell or KFC “2n1” restaurants in specific geographic areas. Under the agreement five restaurants are required to be developed each year over a four year period. As of February 27, 2005 the Company has developed only five restaurants under this agreement. The status of the development agreements has been discussed with the franchisors and the Company has not been declared in default of the KFC agreement. If the Company should default on the KFC agreement, it could lose the rights to develop certain KFC restaurants and could forfeit the remaining balance of prepaid franchise fees, which was $60,000 at February 27, 2005. The Company was declared in default under the terms of its Taco Bell development agreement which had a related deposit of $30,000. The Taco Bell franchisor allowed the Company to use $25,000 of the deposits towards other franchise/license agreement extension fees and returned the remaining amount to the Company. The Company believes that noncompliance with the development agreement will not have a material impact on its financial position, results of operations or cash flows.

     The franchise agreements with KFC and Taco Bell Corporation require the Company to upgrade and remodel its restaurants to comply with the franchisors’ current standards within agreed upon timeframes. The Company does not expect to commit funds to image enhancements or expansions during fiscal 2006. In order to meet the terms and conditions of the franchise agreements, the Company has the following obligations:

MORGAN’S FOODS, INC.

PART II (cont’d)

	Number
Fiscal Year	of Units		Obligation (1)
2007 image enhancements	9		$1,710,000
2008 image enhancements	10		1,880,000
2008 relocations	1	(2)	1,200,000
2009 image enhancements	13		3,250,000
2010 image enhancements	11		1,975,000
2010 relocations	2	(2)	2,000,000
Thereafter to 2014

Image Enhancements	19		3,550,000
Relocations	5	(2)	5,200,000

Total	70		$20,765,000

(1) These amounts are based on current construction cost estimates and actual costs may vary.

(2)	Generally at the time relocation of an existing restaurant is required, the related assets have been depreciated or amortized to a low net book value. If an economically suitable new location cannot be obtained, the Company may choose to close the restaurant and abandon the remaining assets.

     There can be no assurance that the Company will be able to accomplish the development required in the franchise and development agreements on terms acceptable to the Company. If the Company is unable to meet the requirements of a franchise agreement, the franchisor may choose to extend the time allowed for compliance or may terminate the franchise agreement.

     Seasonality. The operations of the Company are affected by seasonal fluctuations. Historically, the Company’s revenues and income have been highest during the summer months with the fourth fiscal quarter representing the slowest period. This seasonality is primarily attributable to weather conditions in the Company’s marketplace which consists of portions of Ohio, Pennsylvania, Missouri, Illinois, West Virginia and New York.

     Critical Accounting Policies. The Company’s reported results are impacted by the application of certain accounting policies that require it to make subjective or complex judgments or to apply complex accounting requirements. These judgments include estimations about the effect of matters that are inherently uncertain and may significantly impact its quarterly or annual results of operations, financial condition or cash flows. Changes in the estimates and judgments could significantly affect results of operations, financial condition and cash flows in future years. The Company believes that its critical accounting policies are as follows:

•	Estimating future cash flows and fair value of assets associated with assessing potential impairment of long-lived and intangible assets and projected compliance with debt covenants.

•	Assessing the Company’s ability to complete its financial restructuring and to continue as a going concern, including potential impacts on the carrying values and classifications of the Company’s assets and liabilities. See Note 5 to the consolidated financial statements for discussion of the financial restructuring.

•	Determining the appropriate valuation allowances for deferred tax assets and reserves for potential tax

MORGAN’S FOODS, INC.

PART II (cont’d)

     exposures. See Note 8 to the consolidated financial statements for a discussion of income taxes.

•	Applying complex lease accounting requirements to the Company’s capital and operating leases of property and equipment. The Company leases the building or land, or both, for nearly one-half of its restaurants. See Note 6 to the consolidated financial statements for a discussion of lease accounting.

     New Accounting Standards. In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.” This standard will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be measured based on the grant date fair value of the equity or liability instruments issued and will be remeasured each reporting period. Compensation costs will be recognized over the period that an employee provides service in exchange for the award. This standard replaces SFAS No. 123 and supersedes Accounting Principles Board (APB) Opinion No. 25 “Accounting for Stock Issued to Employees,” and applies to all awards granted, modified, repurchased or cancelled after February 26, 2006. The Company is currently evaluating the provisions of this standard to determine the impact on its consolidated financial statements. To the extent that the Company grants options or other share-based payments after February 26, 2006, SFAS No. 123(R) is expected to reduce operating results of the Company.

     Safe Harbor Statements. This document contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The statements include those identified by such words as “may,” “will,” “expect” “anticipate,” “believe,” “plan” and other similar terminology. The “forward-looking statements” reflect the Company’s current expectations and are based upon data available at the time of the statements. Actual results involve risks and uncertainties, including both those specific to the Company and general economic and industry factors. Factors specific to the Company include, but are not limited to, its debt covenant compliance, actions that lenders may take with respect to any debt covenant violations, and its ability to obtain waivers of any debt covenant violations, its ability to pay all of its current and long-term obligations and the ultimate success or failure of the Company’s restructuring plans.

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

MORGAN’S FOODS, INC.

PART III

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

     None.

Item 10. Directors and Executive Officers of the Registrant.

     Information on Directors of the Company is incorporated herein by reference to the definitive Proxy Statement to security holders for the 2005 annual meeting to be filed with the Securities and Exchange Commission on or before June 24, 2005.

     Information regarding the Executive Officers of the Company is reported in a separate section captioned “Executive Officers of the Company” included in Part I hereof.

Item 11. Executive Compensation.

     Information on executive compensation is incorporated herein by reference to the definitive Proxy Statement to security holders for the 2005 annual meeting to be filed with the Securities and Exchange Commission on or before June 24, 2005.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     Information on security ownership of certain beneficial owners, officers and directors is incorporated herein by reference to the definitive Proxy Statement to security holders for the 2005 annual meeting to be filed with the Securities and Exchange Commission on or before June 24, 2005.

Item 13. Certain Relationships and Related Transactions.

     Information on certain relationships and related transactions is incorporated herein by reference to the definitive Proxy Statement to security holders for the 2005 annual meeting to be filed with the Securities and Exchange Commission on or before June 24, 2005.

Item 14. Controls and Procedures.

     Management is responsible for the preparation, integrity and objectivity of the consolidated financial statements and other information presented in this report. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and reflect certain estimates and adjustments by management. In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, we must make a variety of decisions that affect the reported amounts and the related disclosures. Such decisions include the selection of accounting principles that reflect the economic substance of the underlying transactions and the assumptions on which to base accounting estimates. In reaching such decisions, we apply judgment based on our understanding and

MORGAN’S FOODS, INC.

PART III (cont’d)

analysis of the relevant circumstances, including our historical experience, actuarial studies and other assumptions. We re-evaluate our estimates and assumptions on an ongoing basis. While actual results could, in fact, differ from those estimated at the time of preparation of the financial statements, we are committed to preparing financial statements incorporating accounting principles, assumptions and estimates that promote the representational faithfulness, verifiability, neutrality and transparency of the accounting information included in the financial statements.

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

MORGAN’S FOODS, INC.
INDEX TO FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES
ITEM 15 (a) 1 and 2

Item 15 (a) 2

     All schedules normally required by Form 10-K are not required under the related instructions or are inapplicable, and therefore are not presented.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Morgan’s Foods, Inc.
Cleveland, Ohio

We have audited the accompanying consolidated balance sheets of Morgan’s Foods, Inc. and subsidiaries (the “Company”) as of February 27, 2005 and February 29, 2004 and the related consolidated statements of operations, shareholders’ equity (deficiency), and cash flows for each of the three years in the period ended February 27, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Morgan’s Foods, Inc. and subsidiaries at February 27, 2005 and February 29, 2004 and the results of their operations and their cash flows for each of the three years in the period ended February 27, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company sustained recurring losses from operations and shareholders’ capital deficiency and is not in compliance with its debt agreements. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also detailed in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Deloitte & Touche LLP
Cleveland, Ohio
May 31, 2005

MORGAN’S FOODS, INC.
Consolidated Balance Sheets
February 27, 2005 and February 29, 2004

	2005	2004
ASSETS

Current assets:
Cash and equivalents	$3,654,000	$4,353,000
Short term investment — restricted	—	300,000
Receivables	392,000	242,000
Inventories	588,000	573,000
Prepaid expenses	589,000	324,000

	5,223,000	5,792,000

Property and equipment (Notes 5 and 6):
Land	10,662,000	10,971,000
Buildings and improvements	19,423,000	19,246,000
Property under capital leases	435,000	776,000
Leasehold improvements	7,210,000	7,353,000
Equipment, furniture and fixtures	19,428,000	18,864,000
Construction in progress	189,000	58,000

	57,347,000	57,268,000
Less accumulated depreciation and amortization	25,740,000	23,377,000

	31,607,000	33,891,000
Other assets	1,040,000	1,186,000
Franchise agreements	1,693,000	1,876,000
Deferred taxes (Note 8)	—	600,000
Goodwill	9,227,000	9,327,000

	$48,790,000	$52,672,000

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)

Current liabilities:
Long-term debt, current (Note 5)	$43,682,000	$2,743,000
Current maturities of capital lease obligations (Note 6)	13,000	58,000
Accounts payable	4,034,000	3,642,000
Accrued liabilities (Note 4)	3,542,000	3,348,000

	51,271,000	9,791,000

Long-term debt (Note 5)	—	43,370,000
Long-term capital lease obligations (Note 6)	368,000	379,000
Other long-term liabilities	1,725,000	1,848,000

Commitments and contingencies (Notes 5 and 6)

SHAREHOLDERS’ EQUITY (DEFICIENCY)

Preferred shares, 1,000,000 shares authorized, no shares outstanding
Common Stock:
Authorized shares - 25,000,000 Issued shares - 2,969,405	30,000	30,000
Treasury shares - 250,910 in 2005 and 250,964 in 2004	(284,000)	(284,000)
Capital in excess of stated value	28,829,000	28,829,000
Accumulated deficit	(33,149,000)	(31,291,000)

Total shareholders’ deficiency	(4,574,000)	(2,716,000)

	$48,790,000	$52,672,000

See notes to consolidated financial statements.

MORGAN’S FOODS, INC.
Consolidated Statements of Operations
Years Ended February 27, 2005, February 29, 2004 and March 2, 2003

	2005	2004	2003
Revenues	$80,960,000	$81,738,000	$82,326,000

Cost of sales:
Food, paper and beverage	25,222,000	24,712,000	25,645,000
Labor and benefits	22,803,000	22,816,000	22,329,000
Restaurant operating expenses	21,015,000	21,320,000	21,018,000
Depreciation and amortization	3,419,000	3,518,000	3,499,000
General and administrative expenses	4,870,000	5,574,000	5,749,000
Loss on restaurant assets (Note 2)	574,000	567,000	551,000

Operating income	3,057,000	3,231,000	3,535,000
Interest expense:
Bank debt and notes payable	(4,341,000)	(4,578,000)	(4,802,000)
Capital leases	(45,000)	(49,000)	(62,000)
Other income and expense, net	78,000	106,000	147,000

Income (loss) from continuing operations before income taxes	(1,251,000)	(1,290,000)	(1,182,000)
Provision for income taxes (Note 8)	607,000	4,000	10,000

Net income (loss)	$(1,858,000)	$(1,294,000)	$(1,192,000

Basic and diluted net income (loss) per common share:	$(.68)	$(.48)	$(.44)

See notes to consolidated financial statements.

MORGAN’S FOODS, INC.
Consolidated Statements of Shareholders’ Equity (Deficiency)
Years Ended February 27, 2005, February 29, 2004, and March 2, 2003

							Total
					Capital in		Shareholders’
	Common Shares		Treasury Shares		excess of	Accumulated	Equity
	Shares	Amount	Shares	Amount	stated value	Deficit	(Deficiency)
Balance, March 3, 2002	2,969,405	$30,000	(241,564)	$(251,000)	$28,829,000	$(28,805,000)	$(197,000)
Net loss	—	—	—	—	—	(1,192,000)	(1,192,000)
Purchase of common shares	—	—	(9,400)	(33,000)	—	—	(33,000)

Balance, March 2, 2003	2,969,405	30,000	(250,964)	(284,000)	28,829,000	(29,997,000)	(1,422,000)
Net loss	—	—	—	—	—	(1,294,000)	(1,294,000)

Balance, February 29, 2004	2,969,405	30,000	(250,964)	(284,000)	28,829,000	(31,291,000)	(2,716,000)
Net loss	—	—	—	—	—	(1,858,000)	(1,858,000)
Adjustment of treasury shares (Note 9)	—	—	54	—	—	—	—

Balance, February 27, 2005	2,969,405	$30,000	(250,910)	$(284,000)	$28,829,000	$(33,149,000)	$(4,574,000)

See notes to consolidated financial statements.

MORGAN’S FOODS, INC.
Consolidated Statements of Cash Flows
Years Ended February 27, 2005, February 29, 2004, and March 2, 2003

	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$(1,858,000)	$(1,294,000)	$(1,192,000)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	3,419,000	3,518,000	3,499,000
Amortization of deferred financing costs	121,000	134,000	139,000
Amortization of supply agreement advances (Note 1)	(709,000)	(845,000)	(771,000)
Funding from supply agreements (Note 1)	641,000	1,200,000	719,000
Loss on restaurant assets	574,000	567,000	551,000
Provision for deferred taxes	600,000	—	—
Changes in assets and liabilities:
Decrease (Increase) in receivables	(150,000)	58,000	(68,000)
Decrease (Increase) in inventories	(15,000)	(81,000)	28,000
Decrease (Increase) in prepaid expenses	(265,000)	238,000	(261,000)
Decrease in other assets	25,000	6,000	36,000
Increase (Decrease) in accounts payable	392,000	449,000	(568,000)
Increase (Decrease) in accrued liabilities	139,000	(283,000)	(283,000)

Net cash provided by operating activities	2,914,000	3,667,000	1,829,000

Cash flows from investing activities:
Capital expenditures	(2,141,000)	(1,170,000)	(2,053,000)
Insurance proceeds	740,000	—	—
Purchase of franchise agreement	(25,000)	(35,000)	—
Redemption (purchase) of short term investment	300,000	(300,000)	—

Net cash used in investing activities	(1,126,000)	(1,505,000)	(2,053,000)

Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of financing costs	414,000	—	—
Principal payments on long-term debt	(2,845,000)	(2,603,000)	(2,178,000)
Principal payments on capital lease obligations	(56,000)	(107,000)	(105,000)
Purchase of treasury shares	—	—	(33,000)

Net cash used in financing activities	(2,487,000)	(2,710,000)	(2,316,000)

Net change in cash and equivalents	(699,000)	(548,000)	(2,540,000)
Cash and equivalents, beginning balance	4,353,000	4,901,000	7,441,000

Cash and equivalents, ending balance	$3,654,000	$4,353,000	$4,901,000

See notes to consolidated financial statements.

MORGAN’S FOODS, INC.
Notes to Consolidated Financial Statements
February 27, 2005, February 29, 2004, and March 2, 2003

Note 1. Description of Business and Summary of Significant Accounting Policies.

     Description of Business. Morgan’s Foods, Inc. and its subsidiaries (“the Company”) operate 73 KFC restaurants, 7 Taco Bell restaurants, 14 KFC/Taco Bell “2n1” restaurants, 3 Taco Bell/Pizza Hut Express “2n1” restaurants, 1 KFC/Pizza Hut Express “2n1” and 1 KFC/A&W “2n1”, in the states of Illinois, Missouri, Ohio, Pennsylvania, West Virginia and New York. The Company’s fiscal year is a 52-53 week year ending on the Sunday nearest the last day of February.

     Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions pending completion of related events. These estimates and assumptions include the recoverability of tangible and intangible asset values, the probability of receiving insurance proceeds, projected compliance with financing agreements and the realizability of deferred tax assets. These estimates and assumptions affect the amounts reported at the date of the financial statements for assets, liabilities, revenues and expenses and the disclosure of contingencies. Actual results could differ from those estimates.

     Principles of Consolidation. The consolidated financial statements include the accounts of the Company. All significant intercompany transactions and balances have been eliminated.

     Revenue Recognition. The Company recognizes revenue as customers pay for products at the time of sale.

     Advertising Costs. The Company expenses advertising costs as incurred. Advertising expense was $4,623,000, $4,645,000 and $4,697,000 for fiscal years 2005, 2004 and 2003, respectively.

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

     Property and Equipment. Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets as follows: buildings and improvements — 3 to 20 years; equipment, furniture and fixtures — 3 to 10 years. Leasehold improvements are amortized over 3 to 15 years, which is the shorter of the life of the asset or the life of the lease. The asset values of the capitalized leases are amortized using the straight-line method over the lives of the respective leases which range from 15 to 20 years.

MORGAN’S FOODS, INC.
Notes to Consolidated Financial Statements
February 27, 2005, February 29, 2004, and March 2, 2003

     Management assesses the carrying value of property and equipment whenever there is an indication of potential impairment, including quarterly assessments of any restaurant with negative cash flows. If the property and equipment of a restaurant on a held and used basis are not recoverable based upon forecasted, undiscounted cash flows, the assets are written down to their fair value. Management uses a valuation methodology (believed to be consistent with methodologies commonly used in the industry) to determine fair value, which is the sum of the restaurant’s business value and real estate value. Business value is determined using a cash flow multiplier based upon market conditions and estimated cash flows of the restaurant. Real estate value is generally determined based upon the discounted market value of implied rent of the owned assets. Management believes the carrying value of property and equipment, after impairment write-downs (see Note 2), will be recovered from future cash flows.

     Deferred Financing Costs. Costs related to the acquisition of long-term debt are capitalized and expensed as interest over the term of the related debt. Amortization expense was $121,000, $134,000 and $139,000 for fiscal years 2005, 2004 and 2003, respectively. The balance of deferred financing costs was $867,000 at February 27, 2005 and $988,000 at February 29, 2004 and is included in other assets in the consolidated balance sheets.

     Franchise Agreements. Franchise agreements are recorded at cost. Amortization is computed on the straight-line method over the term of the franchise agreement. The Company’s franchise agreements are predominantly 20 years in length.

     Goodwill. Goodwill represents the cost of acquisitions in excess of the fair value of identifiable assets. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized, but is subject to assessment for impairment whenever there is an indication of impairment or at least annually as of fiscal year end by applying a fair value based test.

     Advance on Supply Agreements. In conjunction with entering into contracts that require the Company to sell exclusively the specified beverage products for the term of the contract, the Company has received advances from the supplier. The Company amortizes advances on supply agreements as a reduction of food, paper and beverage cost of sales over the term of the related contract using the straight-line method. These advances of $1,286,000 and $1,412,000 at February 27, 2005 and February 29, 2004, respectively, are included in other long-term liabilities in the Consolidated Balance Sheets.

     Lease Accounting. Operating lease expense is recognized on the straight-line basis over the term of the lease for those leases with fixed escalations. These accruals of $439,000 and $436,000 at February 27, 2005 and February 29, 2004, respectively, are included in other long-term liabilities in the Consolidated Balance Sheets.

     Income Taxes. The provision for income taxes is based upon income or loss before tax for financial reporting purposes. Deferred tax assets or liabilities are recognized for the expected future tax consequences

MORGAN’S FOODS, INC.
Notes to Consolidated Financial Statements
February 27, 2005, February 29, 2004, and March 2, 2003

of temporary differences between the tax basis of assets and liabilities and their carrying values for financial reporting purposes. Deferred tax assets are also recorded for operating loss and tax credit carryforwards. A valuation allowance is recorded to reduce deferred tax assets to the amount more likely than not to be realized in the future, based on an evaluation of historical and projected profitability.

     Stock-Based Compensation. The Company’s outstanding stock options are accounted for using the intrinsic value method, under which compensation cost is measured as the excess, if any, of the quoted market price of the stock at the grant date over the amount an employee must pay to acquire the stock. Had compensation cost for the options granted been determined based on their fair values at the grant dates in accordance with the fair value method of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, the Company’s proforma net income (loss) and earnings (loss) per share would not have differed from the reported amounts for fiscal 2005, 2004 or 2003.

Note 2. Loss on Restaurant Assets.

     During fiscal 2005, 2004 and 2003, the Company recognized losses totaling $574,000, $567,000 and $551,000, respectively, from the sale, disposal or loss of restaurant assets, the closing of unprofitable restaurants and the impairment of restaurant assets. The 2005 amounts include impairment losses of $823,000 on nine restaurants to reduce their carrying values to their estimated fair values. These impairment losses were offset by gains recognized totaling $167,000 recognized for property damage insurance proceeds received in excess of the net book value of the related property, and $178,000 for business interruption insurance proceeds received. These insurance proceeds relate to two restaurants damaged from the Hurricane Ivan storm system and one fire-damaged restaurant. Insurance proceeds which will result in a gain are recognized in the financial statements only when such gains are realized, which is generally upon receipt of the proceeds. The Company anticipates recognizing gains in fiscal 2006 in excess of $250,000 from additional insurance proceeds that have been, or are expected to be, received after February 27, 2005. The 2004 amounts include impairment losses of $254,000 on two restaurants to reduce their carrying values to their estimated fair values. The impairment losses recognized in fiscal 2005 and 2004 were a result of management determining that future operating cash flows would not fully recover the carrying value of the restaurants’ property and equipment. Three restaurants were closed during fiscal 2005 and one restaurant was closed during fiscal year 2004. No restaurants were closed during fiscal year 2003. At February 27, 2005 the accrual for closed restaurants consisted of remaining exit costs for one restaurant and was almost entirely lease termination costs. This restaurant did not have a material effect upon the Company’s consolidated results of operations or financial position.

Note 3. Intangible Assets.

     In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and intangibles with indefinite lives are not subject to amortization, but are subject to assessment for impairment whenever there is an indication of impairment or, at least annually as of the Company’s fiscal

MORGAN’S FOODS, INC.
Notes to Consolidated Financial Statements
February 27, 2005, February 29, 2004, and March 2, 2003

year end by applying a fair value based test. The Company has five reporting units for the purpose of evaluating goodwill impairment which are based on the geographic market areas of its restaurants. These five reporting units are Youngstown, OH, West Virginia, Pittsburgh, PA, St Louis, MO and Erie, PA. The Company has performed the annual goodwill impairment tests during fiscal 2005, 2004 and 2003 and determined that the fair value of each reporting unit was greater than its carrying value at each date.

	Intangible Assets
	As of February 27, 2005		As of February 29, 2004
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Franchise Agreements	$2,441,000	$(748,000)	$2,502,000	$(626,000)
Goodwill	10,593,000	(1,366,000)	10,707,000	(1,380,000)

Total	$13,034,000	$(2,114,000)	$13,209,000	$(2,006,000)

     The Company’s intangible asset amortization expense relating to its franchise agreements was $122,000, $123,000 and $115,000 for fiscal 2005, 2004 and 2003, respectively. The estimated intangible amortization expense for each of the next five years is $125,000.

     The decrease in franchise agreements resulted from a $75,000 reduction associated with the closing of three restaurants which was partially offset by renewals paid on several locations. The decrease in goodwill was due to the $114,000 reduction in goodwill associated with the closing of one restaurant.

Note 4. Accrued Liabilities.

     Accrued liabilities consist of the following at February 27, 2005 and February 29, 2004:

	2005	2004
Accrued compensation	$1,817,000	$1,747,000
Accrued taxes other than income taxes	820,000	700,000
Accrued liabilities related to closed restaurants	268,000	310,000
Other accrued expenses	637,000	591,000

	$3,542,000	$3,348,000

MORGAN’S FOODS, INC.
Notes to Consolidated Financial Statements
February 27, 2005, February 29, 2004 and March 2, 2003

Note 5. Debt.

     Debt consists of the following at February 27, 2005 and February 29, 2004:

	2005	2004
Mortgage debt, including interest at 8.3% to 10.6%, through 2021, collateralized by seventy-five restaurants having a net book value at February 27, 2005 of $22,818,000	$42,127,000	$44,140,000

Equipment loans, including interest at 9.9% to 11.1% through October 2007 collateralized by equipment at several KFC restaurants	1,518,000	1,851,000

Note payable at 8%, including interest through July 2005	37,000	122,000

	43,682,000	46,113,000
Less long term debt, current	43,682,000	2,743,000

	$—	$43,370,000

     The combined aggregate amounts of scheduled future maturities for all long-term debt, (as described below, all debt has been classified as current in the consolidated balance sheet), as of February 27, 2005 are as follows:

2006	$3,110,000
2007	3,109,000
2008	2,927,000
2009	3,033,000
2010	3,299,000
Later years	28,204,000

$43,682,000

     The Company paid interest relating to long-term debt of approximately $4,262,000, $4,476,000, and $4,324,000 in fiscal 2005, 2004 and 2003, respectively.

     The Company’s debt arrangements require the maintenance of a consolidated fixed charge coverage ratio of 1.2 to 1 regarding all of the Company’s mortgage loans and the maintenance of individual restaurant fixed charge coverage ratios of between 1.2 and 1.5 to 1 on certain of the Company’s mortgage loans. The consolidated and individual coverage ratios are computed quarterly, based upon financial results for the preceding twelve months. At the end of fiscal 2004 and 2005 and each of the fiscal 2005 quarters, the Company was not in compliance with the consolidated ratio or with individual restaurant ratios relating to a substantial portion of its debt. The Company obtained waivers of these violations from the applicable lenders at the end of fiscal 2004 and the first and second quarters of fiscal 2005, in each case with the lenders agreeing to forebear exercising their rights and remedies through the following twelve months. Based upon projected

MORGAN’S FOODS, INC.
Notes to Consolidated Financial Statements
February 27, 2005, February 29, 2004 and March 2, 2003

operating results, the Company believed at the time it received the foregoing waivers that it would comply with the terms thereof throughout the respective forbearance periods and, accordingly, the Company classified the debt for which it received waivers as long-term as of the end of fiscal 2004 and the first and second quarters of fiscal 2005. As of the end of the third quarter of fiscal 2005 and year ended February 27, 2005, waivers of the fixed charge coverage ratio violations were not obtained from the lenders. Due to noncompliance with the fixed charge coverage ratios and as required by Emerging Issues Task Force No. 86-30, the Company has classified all of its debt as current as of February 27, 2005. As described below, the Company has initiated an operational and financial restructuring process which management believes, but cannot assure, will allow the Company to satisfy the lenders without a forced repayment of the debt prior to its scheduled maturities.

     On November 30, 2004 the Company announced an organizational restructuring and discussions with its lenders which the Company believes will lead to a financial restructuring. Both actions, which are described below, are intended to substantially improve cash flow for the Company. Weak revenues and cash flows in the first quarter of fiscal 2005 caused by a failed new product introduction by the Company’s KFC franchisor were compounded by the flooding of two of the Company’s more profitable restaurants in the third quarter of fiscal 2005. Both of the flooded restaurants reopened in the fourth quarter of fiscal 2005. As a result of the above mentioned items, the Company’s cash balances in the fourth quarter of fiscal 2005 were projected to drop below the levels considered adequate to fund cash obligations during the traditionally low revenue winter months. The organizational and financial restructurings were initiated to provide both the short term cash flow improvements necessary to navigate the difficult winter season and the permanent cash flow improvements to allow the Company to function appropriately.

     Organizational and Operational Restructuring. The organizational restructuring contains several elements. First, substantial cost reduction measures were put in place for both restaurant and administrative operations. Early in the fourth quarter of fiscal 2005, three senior officers of the Company reduced their salaries and other benefits to near zero while the remainder of the Company’s executive team and some of its management took pay cuts. These salary and benefit reductions reduced expenses during the fourth quarter of fiscal 2005 approximately $300,000. The Company is assessing the timing and extent of restoring some or all of these reductions. Second, on November 24, 2004 the Company completed previously planned closures of three unprofitable restaurants (two in the St. Louis market and one in the Pittsburgh market) which improved cash flow in the fourth quarter of fiscal 2005. Last, several members of management were reassigned and several positions were eliminated. The Company’s Vice President of Operations Services is now directly responsible for the operation of all restaurants and the Company’s former Director of Operations was reassigned to the extremely challenging Missouri market to streamline supervision and improve operations of those restaurants. Also, several restaurant supervision and support positions were eliminated. As a result of these organizational restructuring activities and successful product promotions by the franchisors in the fourth quarter, the Company recorded positive operating income and operating cash flows in the fourth quarter of fiscal 2005. This represents a significant improvement, as the Company has historically recognized losses during the fourth quarter. As indicated above, some of these

MORGAN’S FOODS, INC.
Notes to Consolidated Financial Statements
February 27, 2005, February 29, 2004 and March 2, 2003

operational improvements are intended to be temporary measures (e.g., salary and benefit reductions). The Company cannot assure that the other organizational changes described above and future product promotions by the franchisors will yield sustained improvement of future operating results. Accordingly, the Company continues to pursue the financial restructuring described below.

     Financial Restructuring. Beginning in the second half of fiscal 2005, the Company has engaged in discussions with its three primary lenders with the intent of securing short term, temporary reductions in its debt service payments to conserve cash and to allow the Company to execute sale/leaseback financing on a number of its owned restaurant properties. On February 7, 2005, the Company reduced its debt service payments to interest only on loans with one lender representing 50.2% of the principal balance of all of the Company’s loans. The Company expects to continue this reduced payment schedule until the financial restructuring is completed. Scheduled principal payments that have not been paid total approximately $110,000 per month. The Company has received a letter of understanding from this lender, acknowledging the financial restructuring and confirming its intent to negotiate a formal agreement of forbearance. As of May 31, 2005, negotiation of a forbearance agreement has been initiated but not completed. Accordingly, the reduced payment schedule remains an event of default although the Company has no reason to believe that the lender intends to take actions permitted by such default. On April 12, 2005 the Company signed an Agreement of Sale relating to a sale/ leaseback of ten of its restaurants; however, certain due diligence items remain before this transaction is finalized including inspections, appraisals, title work and finalization of the related leases. In addition, the prepayment penalty on the mortgage debt for these restaurants must be waived for the transaction to be financially viable for the Company. The sale leaseback transactions, if successful, will generate proceeds to prepay a portion of the Company’s debt and will result in cash flow improvement by replacing debt service with rent payments of a lesser amount. Management expects that it will be able to complete the financial restructuring successfully and is encouraged by the improved financial results generated by the previously disclosed organizational restructuring. Nonetheless, given the level of the Company’s indebtedness and other demands on its cash resources, there can be no assurance that the Company’s lenders will consent to the restructuring, that the restructuring will be accomplished, or that other actions might not be taken by creditors that would impede the Company’s ability to satisfy its obligations.

     The Company’s reduced debt payment schedule and covenant violations discussed above could result in the exercise of certain remedies available to the lender which may include calling of the debt, acceleration of payments or foreclosure on the Company’s assets which secure the debt. The Company’s other lenders have similar remedies available to them based on covenant violations and the cross default provisions of those debt agreements. The lenders have not initiated any of these remedies and management believes, but cannot assure, that these actions will not be taken prior to the Company completing the financial restructuring described above. However, the recurring losses from operations and shareholders’ deficiency that the Company has sustained result in significant uncertainty as to the Company’s ability to complete the financial restructuring if the lenders initiate these remedies. Consequently, there is substantial doubt that the Company will be able to continue as a going concern and therefore, if applicable, the

MORGAN’S FOODS, INC.
Notes to Consolidated Financial Statements
February 27, 2005, February 29, 2004 and March 2, 2003

Company may be unable to realize its assets and discharge its liabilities in the normal course of business. The financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts and classification of liabilities that may be necessary if the Company is unable to continue as a going concern.

Note 6. Lease Obligations and Other Commitments.

     Property under capital leases at February 27, 2005 and February 29, 2004 are as follows:

	2005	2004
Leased property:
Buildings	$435,000	$435,000
Equipment, furniture and fixtures	—	341,000

Total	435,000	776,000
Less accumulated amortization	127,000	410,000

	$308,000	$366,000

     Amortization of leased property under capital leases was $57,000, $131,000 and $103,000 in fiscal 2005, 2004 and 2003, respectively.

     Related obligations under capital leases at February 27, 2005 and February 29, 2004 are as follows:

	2005	2004
Capital lease obligations	$381,000	$437,000
Less current maturities	13,000	58,000

Long-term capital lease obligations	$368,000	$379,000

     The Company paid interest of approximately $45,000, $49,000 and $62,000 relating to capital lease obligations in fiscal 2005, 2004 and 2003, respectively.

     Future minimum rental payments to be made under capital leases at February 27, 2005 are as follows:

2006	$50,000
2007	50,000
2008	50,000
2009	50,000
2010	50,000
Later years	467,000

717,000
Less amount representing interest at 10.0%	330,000

Total obligations under capital leases	$381,000

MORGAN’S FOODS, INC.
Notes to Consolidated Financial Statements
February 27, 2005, February 29, 2004 and March 2, 2003

     The Company’s operating leases for restaurant land and buildings are noncancellable and expire on various dates through 2019. The leases have renewal options ranging from 1 to 16 years. Certain restaurant land and building leases require the payment of additional rent equal to an amount by which a percentage of annual sales exceeds annual minimum rentals. Total contingent rentals were $71,000, $64,000 and $71,000 in fiscal 2005, 2004 and 2003, respectively. Future noncancellable minimum rental payments under operating leases at February 27, 2005 are as follows: 2006 — $1,988,000; 2007 — $1,721,000; 2008 — $1,444,000; 2009 — $1,393,000; 2010 — $1,044,000 and an aggregate $3,633,000 for the years thereafter. Rental expense for all operating leases was $2,129,000, $2,191,000 and $2,214,000 for fiscal 2005, 2004 and 2003, respectively, and is included in operating expenses in the consolidated statements of operations.

     For KFC products, the Company is required to pay royalties of 4% of gross revenues and to expend an additional 5.5% of gross revenues on national and local advertising pursuant to its franchise agreements. For Taco Bell products in KFC/Taco “2n1” restaurants operated under license agreements from Taco Bell Corporation and franchise agreements from KFC Corporation, the Company is required to pay royalties of 10% of Taco Bell gross revenues and to make advertising fund contributions of 1/2% of Taco Bell gross revenues. For Taco Bell product sales in restaurants operated under Taco Bell franchises the Company is required to pay royalties of 5.5% of gross revenues and to expend an additional 4.5% of gross revenues on national and local advertising. For Pizza Hut products in Taco Bell/Pizza Hut Express “2n1” restaurants the Company is required to pay royalties of 5.5% of Pizza Hut gross revenues and to expend an additional 4.5% of Pizza Hut gross revenues on national and local advertising. For A&W products in “2n1” restaurants the Company is required to pay royalties of 7% of A&W gross revenues and to expend an additional 4% of A&W gross revenues on national and local advertising. Total royalties and advertising, which are included in the Consolidated Statements of Operations as part of restaurant operating expenses, were $8,033,000, $8,083,000 and $8,141,000 in fiscal 2005, 2004 and 2003, respectively.

     In fiscal year 2000 the Company signed an agreement and prepaid franchise fees of $170,000 which granted it the rights to develop 20 KFC, Taco Bell or KFC “2n1” restaurants in specific geographic areas. Under the agreement five restaurants are required to be developed each year over a four year period. As of February 27, 2005 the Company has developed only five restaurants under this agreement. The status of the development agreements has been discussed with the franchisors and the Company has not been declared in default of the KFC agreement. If the Company should default on the KFC agreement, it could lose the rights to develop certain KFC restaurants and could forfeit the remaining balance of prepaid franchise fees, which was $60,000 at February 27, 2005. The Company was declared in default under the terms of its Taco Bell development agreement which had a related deposit of $30,000. The Taco Bell franchisor allowed the Company to use $25,000 of the deposits towards other franchise/license agreement extension fees and returned the remaining amount to the Company. The Company believes that noncompliance with the development agreement will not have a material impact on its financial position, results of operations or cash flows.

     The franchise agreements with KFC and Taco Bell Corporation require the Company to upgrade and remodel its restaurants to comply with the franchisors’ current standards within agreed upon timeframes. The

MORGAN’S FOODS, INC.
Notes to Consolidated Financial Statements
February 27, 2005, February 29, 2004 and March 2, 2003

Company does not expect to commit funds to image enhancements and expansions during fiscal 2006. In order to meet the terms and conditions of the franchise agreements, the Company has the following obligations:

	Number
Fiscal Year	of Units		Obligation (1)
2007 image enhancements	9		$1,710,000
2008 image enhancements	10		1,880,000
2008 relocations	1	(2)	1,200,000
2009 image enhancements	13		3,250,000
2010 image enhancements	11		1,975,000
2010 relocations	2	(2)	2,000,000
Thereafter to 2014

Image Enhancements	19		3,550,000
Relocations	5	(2)	5,200,000

Total	70		$20,765,000

(1)	These amounts are based on current construction cost estimates and actual costs may vary.

(2)	Generally at the time relocation of an existing restaurant is required, the related assets have been depreciated or amortized to a low net book value. If an economically suitable new location cannot be obtained, the Company may choose to close the restaurant and abandon the remaining assets.

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

Note 7. Net Income (Loss) Per Common Share.

     Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period which totaled 2,718,441, 2,718,441 and 2,720,182 for fiscal 2005, 2004 and 2003, respectively. Diluted net income (loss) per common share is based on the combined weighted average number of shares outstanding during the period which totaled 2,718,441, 2,718,441 and 2,720,182 for fiscal 2005, 2004 and 2003, respectively. For fiscal years 2005, 2004 and 2003, 286,500 options were excluded from the computation of diluted earnings per share due to their antidulutive effect. In computing diluted net income (loss) per common share, the Company has utilized the treasury stock method.

Note 8. Income Taxes.

     The current tax provision consists of state and local taxes for fiscal 2005, 2004 and 2003 of $7,000, $4,000 and $10,000, respectively. The deferred tax provision was $600,000 during fiscal 2005 and resulted from a change in the valuation allowance for deferred tax assets at the beginning of the year, as described below. There was no deferred tax provision during fiscal years 2004 and 2003.

MORGAN’S FOODS, INC.
Notes to Consolidated Financial Statements
February 27, 2005, February 29, 2004 and March 2, 2003

     A reconciliation between the provision for income taxes and income taxes calculated at the statutory tax rate of 35% is as follows:

	2005	2004	2003
Tax provision (benefit) at statutory rate	$(650,000)	$(451,000)	$(414,000)
State and local taxes, net of federal benefit	5,000	3,000	7,000
Deferred tax provision-change in valuation allowance	600,000	—	—
Losses and temporary differences with no tax benefit	650,000	442,000	412,000
Other	2,000	10,000	5,000

	$607,000	$4,000	$10,000

     The components of deferred tax assets (liabilities) at February 27, 2005 and February 29, 2004 are as follows:

	2005	2004
Operating loss carryforwards	$3,054,000	$2,899,000
Tax credit carryforwards	56,000	56,000
Property and equipment	2,691,000	2,336,000
Accrued expenses not currently deductible	915,000	676,000
Inventory valuation	5,000	5,000
Advance payments	333,000	382,000
Intangible assets	(1,117,000)	(830,000)
Deferred tax asset valuation allowance	(5,937,000)	(4,924,000)

Net deferred tax asset	$—	$600,000

     The valuation allowance increased $1,013,000 during fiscal year 2005 and resulted from a change in judgment about the realizability of deferred tax assets and from timing differences attributable to the depreciation of property and accrued expenses offset by the difference attributable to the amortization of intangible assets for tax purposes. During fiscal year 2005 management concluded that realization of deferred tax assets was no longer more likely than not due to continuing operating losses. Accordingly, a valuation allowance was recorded to reduce net deferred tax assets to zero. The valuation allowance increased $398,000 during fiscal year 2004 principally due to the timing difference attributable to the depreciation of property and accrued expenses not currently deductible which were offset by the difference attributable to the amortization of intangible assets for tax purposes. The valuation allowance increased $116,000 during fiscal year 2003 principally due to the timing difference attributable to the depreciation of property, the increase in accrued expenses not deductible for tax purposes and the receipt of income which has been recognized for tax purposes but not yet for financial statement purposes.

MORGAN’S FOODS, INC.
Notes to Consolidated Financial Statements
February 27, 2005, February 29, 2004 and March 2, 2003

     At February 27, 2005, the Company has net operating loss carryforwards which, if not utilized, will expire as follows:

2008	$90,000
2009	752,000
2012	744,000
2013	690,000
2019	235,000
2020	1,312,000
2021	863,000
2022	1,085,000
2023	753,000
2024	383,000
2025	728,000

Total	$7,635,000

     The Company also has alternative minimum tax net operating loss carry forwards of $6,179,000 that will expire, if not utilized, in varying amounts through fiscal 2025. These carry forwards are available to offset up to 90% of alternative minimum taxable income that would otherwise be taxable. As of February 27, 2005, the Company has alternative minimum tax credit carry forwards of $56,000.

Note 9. Stock Options and Shareholders’ Equity.

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

     At the Company’s annual meeting on June 25, 1999 the shareholders approved the Key Employees Stock Option Plan. This plan allows the granting of options covering 291,000 shares of stock and has essentially the same provisions as the Stock Option Plan for Executives and Managers which was discussed above. Options for 129,850 shares were granted to executives and managers of the Company on January 7, 2000 at an exercise price of $3.00. Options for 11,500 shares were granted to executives on April 27, 2001 at an exercise price of $.85.

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

MORGAN’S FOODS, INC.
Notes to Consolidated Financial Statements
February 27, 2005, February 29, 2004 and March 2, 2003

     No options were granted during fiscal years 2005, 2004 or 2003 and there were no changes in outstanding options during these years. As of February 27, 2005, February 29, 2004 and March 2, 2003 there were 286,500 options outstanding and exercisable at a weighted average exercise price of $3.48 per share.

     The following table summarizes information about stock options outstanding at February 27, 2005.

	Number	Average	Number
	Outstanding	Remaining	Exercisable
Exercise Prices	at 2/27/05	Life	at 2/27/05
$0.85	11,500	5.9	11,500
$3.00	129,850	4.9	129,850
$4.13	145,150	4.1	145,150

	286,500	4.5	286,500

     On April 8, 1999, the Company adopted a Shareholder Rights Plan in which the Board of Directors declared a distribution of one Right for each of the Company’s outstanding Common Shares. Each Right entitles the holder to purchase from the Company one one-thousandth of a Series A Preferred Share (a “Preferred Share”) at a purchase price of $30.00 per Right, subject to adjustment. One one-thousandth of a Preferred Share is intended to be approximately the economic equivalent of one Common Share. The Rights will expire on April 7, 2009, unless redeemed by the Company as described below.

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

     If a person or group acquires 21% or more of the outstanding Common Shares, then each Right not owned by the acquiring person or its affiliates will entitle its holder to purchase, at the Right’s then-current exercise price, fractional Preferred Shares that are approximately the economic equivalent of Common Shares (or, in certain circumstances, Common Shares, cash, property or other securities of the Company) having a market value equal to twice the then-current exercise price. In addition, if, after the Rights become exercisable, the Company is acquired in a merger or other business combination transaction with an acquiring person or its affiliates or sells 50% or more of its assets or earnings power to an acquiring person or its affiliates, each Right will entitle its holder to purchase, at the Right’s then-current exercise price, a number of shares of the acquiring person’s common stock having a market value of twice the Right’s exercise price. The Board of Directors may redeem the Rights in whole, but not in part, at a price of $.01 per Right, subject to certain limitations.

     Effective April 14, 2003 the Company amended its Shareholder Rights Plan to exempt Mr. Stein-Sapir and his affiliates and associates (including Mortgage Information Services, Inc., a privately-held company controlled by Mr. Stein-Sapir, who also serves as its chief executive officer) from the definition of “Acquiring Person” under the Shareholder Rights Plan unless Mr. Stein-Sapir and his affiliates and

MORGAN’S FOODS, INC.
Notes to Consolidated Financial Statements
February 27, 2005, February 29, 2004 and March 2, 2003

associates collectively own 38% or more of the Company’s outstanding Common Shares. As of May 11, 2005, Mr. Stein-Sapir and his affiliates and associates beneficially owned 33.9% of the Company’s outstanding Common Shares.

     As of February 27, 2005, the Company issued 54 treasury shares to adjust calculations made by a prior stock transfer agent of fractional shares to be issued in 1997 for a reverse stock split. The effects of this adjustment were not significant to the Company or its shareholders.

Note 10. 401(k) Retirement Plan.

     The Company has a 401(k) Retirement Plan in which employees age 21 or older are eligible to participate. The Company matches a percentage of employee contributions. During fiscal 2005, 2004 and 2003, the Company incurred $80,000, $82,000 and $91,000, respectively, in expenses for matching contributions to the plan.

Note 11. Fair Value of Financial Instruments.

     The Company’s debt is reported at historical cost, based upon stated interest rates which represented market rates at the time of borrowing. Due to subsequent declines in credit quality throughout the restaurant industry resulting from weak and volatile operating performance and related declines in restaurant values, the market for fixed rate mortgage debt for restaurant financing is currently extremely limited. In addition, as described in Note 5 to the Consolidated Financial Statements, the Company was not in compliance with its debt agreements at February 27, 2005 and has initiated a financial restructuring. The Company’s debt is not publicly traded and there are very few, if any, lenders or financing transactions for similar debt in the marketplace at this time. Consequently, management has not been able to identify a market for fixed rate restaurant mortgage debt with a similar risk profile, and has concluded that it is not practicable to estimate the fair value of the Company’s debt as of February 27, 2005.

Note 12. New Accounting Standards.

     In December 2004, the FASB issued SFAS No. 123®, “Share-Based Payment.” This standard will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be measured based on the grant date fair value of the equity or liability instruments issued and will be remeasured each reporting period. Compensation costs will be recognized over the period that an employee provides service in exchange for the award. This standard replaces SFAS No. 123 and supersedes Accounting Principles Board (APB) Opinion No. 25 “Accounting for Stock Issued to Employees,” and applies to all awards granted, modified, repurchased or cancelled after February 26, 2006. The Company is currently evaluating the provisions of this standard to determine the impact on its consolidated financial statements. To the extent that the Company grants options or other share-based payments after February 26, 2006, SFAS No. 123(R) is expected to reduce operating results of the Company.

MORGAN’S FOODS, INC.
Notes to Consolidated Financial Statements
February 27, 2005, February 29, 2004 and March 2, 2003

Note 13. Selected Quarterly Financial Data (Unaudited).

	Fiscal 2005 Quarter Ended
	May 23,	August 15,	November 7,	February 27,
	2004	2004	2004	2005
Revenues	$18,343,000	$19,791,000	$19,190,000	$23,636,000
Operating costs and expenses, net	18,160,000	18,692,000	18,887,000	22,164,000
Operating income	183,000	1,099,000	303,000	1,472,000
Net income (loss)	(847,000)	99,000	(1,277,000)	167,000
Basic and diluted net income (loss) per share	(.31)	.04	(.47)	.06

	Fiscal 2004 Quarter Ended
	May 25,	August 17,	November 9,	February 29,
	2003	2003	2003	2004
Revenues	$19,828,000	$19,663,000	$19,382,000	$22,865,000
Operating costs and expenses, net	18,545,000	18,653,000	18,253,000	23,056,000
Operating income (loss)	1,283,000	1,010,000	1,129,000	(191,000)
Net income (loss)	180,000	(26,000)	90,000	(1,538,000)
Basic and diluted net income (loss) per share	.07	(.01)	.03	(.57)

     Results for the fourth quarter of fiscal 2005 include a gain on restaurant assets of $152,000 which was primarily the result of the receipt during the fourth quarter of fiscal 2005 of insurance proceeds relating to two flooded restaurants and one fire-damaged restaurant. Results for the fourth quarter of fiscal 2004 include impairment losses of $254,000 on two operating restaurants to reduce their carrying values to their estimated fair values. Although asset impairment calculations prepared in prior quarters did not require a write down, acceleration in the deterioration of the operating results and trade areas of these restaurants during the fourth quarters of fiscal 2004 necessitated the recording of the write downs during that quarter.

MORGAN’S FOODS, INC.
INDEX TO EXHIBITS
Item 14 (a) (3)

Exhibit
Number	Exhibit Description
3.1	Amended Articles of Incorporation, as amended (1)

3.2	Amended Code of Regulations (1)

4.1	Specimen Certificate for Common Shares (2)

4.2	Shareholder Rights Plan (3)

4.3	Amendment to Shareholder Rights Agreement

10.1	Specimen KFC Franchise Agreements (4)

10.2	Specimen Taco Bell Franchise Agreement (5)

10.3	Executive and Manager Nonqualified Stock Option Plan (6)

10.4	Key Employee Nonqualified Stock Option Plan (6)

10.5	Asset Purchase Agreements with Taco Bell Corp. and KFC Corporation and their Various Affiliated Companies (7)

10.6	Form of Mortgage Loan Agreement with Captec Financial Group, Inc. (8)

14	Code of Ethics for Senior Financial Officers (9)

19	Form of Indemnification Contract between Registrant and its Officers and Directors (6)

21	Subsidiaries

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of the Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Senior Vice President, Chief Financial Officer & Secretary pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chairman of the Board and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Senior Vice President, Chief Financial Officer and Secretary pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to Registrant’s Form 10-K for the 1992 fiscal year and incorporated herein by reference.

(2)	Filed as an exhibit to the Registrant’s Registration Statement (No. 33-35772) on Form S-2 and incorporated herein by reference.

(3)	Filed as an exhibit to the Registrant’s Form 8-A dated May 7, 1999 and incorporated herein by reference.

(4)	Filed as an exhibit to the Registrant’s Registration Statement (No. 2-78035) on Form S-1 and incorporated herein by reference.

(5)	Filed as an exhibit to Registrant’s Form 10-K for the 2000 fiscal year and incorporated herein by reference.

(6)	Filed as an exhibit to the Registrant’s Form S-8 filed November 17, 1999 and incorporated herein by reference.

(7)	Filed as an exhibit to Registrant’s Form 8-KA filed September 27, 1999 and incorporated herein by reference.

(8)	Filed as an exhibit to the Registrant’s Form 10-K for the 1996 fiscal year and incorporated herein by reference.

(9)	Filed as an exhibit to the Registrant’s Form 10-K for the 2004 fiscal year and incorporated herein by reference.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Morgan’s Foods, Inc.

Dated: May 31, 2005	/s/	Leonard R. Stein-Sapir

	By:	Leonard R. Stein-Sapir
Chairman of the Board,
Chief Executive Officer & Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/	Leonard R. Stein-Sapir	/s/	Lawrence S. Dolin

By:	Leonard R. Stein-Sapir	By:	Lawrence S. Dolin
	Chairman of the Board,		Director
	Chief Executive Officer & Director		Dated: May 31, 2005
Dated: May 31, 2005

/s/	James J. Liguori	/s/	Bahman Guyuron

By:	James J. Liguori	By:	Bahman Guyuron
	Director, President &		Director
	Chief Operating Officer		Dated: May 31, 2005
Dated: May 31, 2005

/s/	Kenneth L. Hignett	/s/	Steven S. Kaufman

By:	Kenneth L. Hignett	By:	Steven S. Kaufman
	Director, Senior Vice President,		Director
	Chief Financial Officer & Secretary		Dated: May 31, 2005
Dated: May 31, 2005

		/s/	Bernard Lerner

		By:	Bernard Lerner
Director
Dated: May 31, 2005