Form 10-Q
period 2005-05-22
MORGANS FOODS INC
filed 2005-07-06
CIK 68145

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended       May 22, 2005

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

Yes ☐   No ☑

     As of June 24, 2005, the issuer had 2,718,495 shares of common stock outstanding.

PART I FINANCIAL INFORMATION

     Item 1. Financial Statements.

Morgan’s Foods, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Quarter Ended
	May 22, 2005	May 23, 2004
Revenues	$20,760,000	$18,343,000

Cost of sales:
Food, paper and beverage	6,421,000	5,572,000
Labor and benefits	5,344,000	5,480,000
Restaurant operating expenses	5,115,000	4,782,000
Depreciation and amortization	750,000	783,000
General and administrative expenses	1,151,000	1,273,000
(Gain) loss on restaurant assets	(255,000)	270,000

Operating income	2,234,000	183,000
Interest Expense:
Bank debt and notes payable	(995,000)	(1,036,000)
Capital leases	(11,000)	(11,000)
Other income and expense, net	29,000	17,000

Net income (loss) before income taxes	1,257,000	(847,000)
Provision for income taxes	—	—

Net income (loss)	$1,257,000	$(847,000)

Basic and diluted net income (loss) per common share	$.46	$(.31)

Basic weighted average number of shares outstanding	2,718,495	2,718,441
Diluted weighted average number of shares outstanding	2,721,879	2,718,441

See notes to consolidated financial statements.

Morgan’s Foods, Inc.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	May 22, 2005	February 27, 2005
ASSETS
Current assets:
Cash and equivalents	$5,547,000	$3,654,000
Receivables	274,000	392,000
Inventories	690,000	588,000
Prepaid expenses	623,000	589,000

	7,134,000	5,223,000

Property and equipment:
Land	10,662,000	10,662,000
Buildings and improvements	19,741,000	19,423,000
Property under capital leases	435,000	435,000
Leasehold improvements	7,224,000	7,210,000
Equipment, furniture and fixtures	19,698,000	19,428,000
Construction in progress	44,000	189,000

	57,804,000	57,347,000
Less accumulated depreciation and amortization	26,454,000	25,740,000

	31,350,000	31,607,000
Other assets	1,014,000	1,040,000
Franchise agreements	1,657,000	1,693,000
Goodwill	9,227,000	9,227,000

	$50,382,000	$48,790,000

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Current liabilities:
Long-term debt, current	$43,252,000	$43,682,000
Current maturities of capital lease obligations	13,000	13,000
Accounts payable	4,526,000	4,034,000
Accrued liabilities	3,896,000	3,542,000

	51,687,000	51,271,000
Long-term capital lease obligations	365,000	368,000
Other long-term liabilities	1,647,000	1,725,000

SHAREHOLDERS’ DEFICIENCY
Preferred shares, 1,000,000 shares authorized, no shares outstanding
Common Stock
Authorized shares – 25,000,000
Issued shares – 2,969,405	30,000	30,000
Treasury shares – 250,910	(284,000)	(284,000)
Capital in excess of stated value	28,829,000	28,829,000
Accumulated deficit	(31,892,000)	(33,149,000)

Total shareholders’ deficiency	(3,317,000)	(4,574,000)

	$50,382,000	$48,790,000

See notes to consolidated financial statements.

Morgan’s Foods, Inc.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIENCY

(unaudited)

					Capital in		Total
	Common Shares		Treasury Shares		excess of	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	stated value	Deficit	Deficiency
Balance February 27, 2005	2,969,405	$30,000	(250,910)	$(284,000)	$28,829,000	$(33,149,000)	$(4,574 ,000)

Net income	—	—	—	—	—	1,257,000	1,257 ,000

Balance May 22, 2005	2,969,405	$30,000	(250,910)	$(284 ,000)	$28,829,000	$(31,892,000)	$(3,317,000)

See notes to consolidated financial statements.

Morgan’s Foods, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Quarter Ended
	May 22, 2005	May 23, 2004
Cash flows from operating activities:
Net income (loss)	$1,257,000	$(847,000)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	752,000	783,000
Amortization of deferred financing costs	26,000	29,000
Amortization of supply agreement advances	(164,000)	(186,000)
Funding from supply agreements	51,000	63,000
(Gain) loss on restaurant assets	(255,000)	270,000
Change in assets and liabilities:
Decrease in receivables	118,000	41,000
Increase in inventories	(102,000)	(51,000)
Increase in prepaid expenses	(34,000)	(243,000)
Increase in accounts payable	492,000	175,000
Increase in accrued liabilities and other	389,000	33,000

Net cash provided by operating activities	2,530,000	67,000

Cash flows from investing activities:
Capital expenditures	(465,000)	(246,000)
Insurance Proceeds	261,000	—

Net cash used in investing activities	(204,000)	(246,000)

Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of financing costs	—	22,000
Principal payments on long-term debt	(430,000)	(728,000)
Principal payments on capital lease obligations	(3,000)	(17,000)

Net cash used in financing activities	(433,000)	(723,000)

Net change in cash and equivalents	1,893,000	(902,000)
Cash and equivalents, beginning balance	3,654,000	4,353,000

Cash and equivalents, ending balance	$5,547,000	$3,451,000

See notes to consolidated financial statements.

Morgan’s Foods, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS ENDED MAY 22, 2005 AND MAY 23, 2004
(unaudited)

Note 1. Summary of Significant Accounting Policies.

     The interim consolidated financial statements of Morgan’s Foods, Inc. (“the Company”) have been prepared without audit. In the opinion of Company Management, all adjustments have been included. Unless otherwise disclosed, all adjustments consist only of normal recurring adjustments necessary for a fair statement of results of operations for the interim periods. These unaudited financial statements have been prepared using the same accounting principles that were used in preparation of the Company’s annual report on Form 10-K for the year ended February 27, 2005.

Note 2. Net Income (Loss) Per Common Share.

     Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is based on the combined weighted average number of shares outstanding, which includes the assumed exercise or conversion of options. In computing diluted net income (loss) per common share, the Company has utilized the treasury stock method. For the quarters ended May 22, 2005 and May 23, 2004, 275,000 and 286,500 shares, respectively, were excluded from the computation of diluted earnings per share due to their antidilutive effect.

Note 3. (Gain) Loss on Restaurant Assets.

     The Company experienced a gain on restaurant assets of $255,000 for the first quarter of fiscal 2006 compared to a loss of $270,000 for the first quarter of fiscal 2005. The 2006 amount is primarily due to the receipt of $261,000 of property damage and business interruption insurance proceeds. These insurance proceeds relate to three restaurants damaged from the Hurricane Ivan storm system. Insurance proceeds which will result in a gain are recognized in the financial statements only when such gains are realized, which is generally upon receipt of the proceeds. The 2005 amount includes impairment losses of $266,000 on three restaurants to reduce their carrying values to their estimated fair values.

Note 4. Debt.

     The Company’s debt arrangements require the maintenance of a consolidated fixed charge coverage ratio of 1.2 to 1 regarding all of the Company’s mortgage loans and the maintenance of individual restaurant fixed charge coverage ratios of between 1.2 and 1.5 to 1 on certain of the Company’s mortgage loans. The consolidated and individual coverage ratios are computed quarterly, based upon financial results for the preceding twelve months. At the end of fiscal 2005 and the first quarter of fiscal 2006, the Company was not in compliance with the consolidated ratio or with individual restaurant ratios relating to a substantial portion of its debt. As of the year ended February 27, 2005 and the first quarter of fiscal 2006, waivers of the fixed charge coverage ratio violations were not obtained from the lenders. Due to noncompliance with the fixed charge coverage ratios and as required by Emerging Issues Task Force No. 86-30, the Company has classified all of its debt as current as of February 27, 2005 and May 22, 2005. As described below, the Company has initiated an operational and financial restructuring process which management believes, but cannot assure, will allow the Company to satisfy the lenders without a forced repayment of the debt prior to its scheduled maturities.

     On November 30, 2004, the Company announced an organizational restructuring and discussions with its lenders which the Company believes will lead to a financial restructuring. Both actions, which are described below, are intended to substantially improve cash flow for the Company. Weak revenues and cash flows in the first quarter ended May 23, 2004 caused by a failed new product introduction by the Company’s KFC franchisor were compounded by the flooding of two of the Company’s more profitable restaurants in the third quarter of fiscal 2005. Both of the flooded restaurants reopened in the fourth quarter of fiscal 2005. As a result of the above mentioned items, the Company’s cash balances in the fourth quarter of fiscal 2005 were projected to drop below the levels considered adequate to fund cash obligations during the traditionally low revenue winter months. The organizational and financial restructurings were initiated to provide both the short term cash flow improvements necessary to navigate the difficult winter season and the permanent cash flow improvements to allow the Company to function appropriately.

     Organizational and Operational Restructuring. The organizational restructuring contains several elements. First, substantial cost reduction measures were put in place for both restaurant and administrative operations. Early in the fourth quarter of fiscal 2005, three senior officers of the Company reduced their salaries and other benefits to near zero while the remainder of the Company’s executive team and some of its management took pay cuts. These salary and benefit reductions reduced expenses during the first quarter of fiscal 2006 approximately $130,000. The Company is assessing the timing and extent of restoring some or all of these reductions. Second, on November 24, 2004, the Company completed previously planned closures of three unprofitable restaurants (two in the St. Louis market and one in the Pittsburgh market) which improved cash flow in the fourth quarter of fiscal 2005 and first quarter of 2006. Last, several members of management were reassigned and several positions were eliminated. The Company’s Vice President of Operations Services is now directly responsible for the operation of all restaurants and the Company’s former Director of Operations was reassigned to the extremely challenging Missouri market to streamline supervision and improve operations of those restaurants. Also, several restaurant supervision and support positions were eliminated. As a result of these organizational restructuring activities and successful product promotions by the franchisors in the fourth quarter, the Company recorded positive operating income and operating cash flows in the fourth quarter of fiscal 2005 and the first quarter of fiscal 2006 which represents a significant improvement over the prior year comparable results. As indicated above, some of these operational improvements are intended to be temporary measures (e.g., salary and benefit reductions). The Company cannot assure that the other organizational changes described above and future product promotions by the franchisors will yield sustained improvement of future operating results. Accordingly, the Company continues to pursue the financial restructuring described below.

     Financial Restructuring. Beginning in the second half of fiscal 2005, the Company has engaged in discussions with its three primary lenders with the intent of securing short term, temporary reductions in its debt service payments to conserve cash and to allow the Company to execute sale/leaseback financing on a number of its owned restaurant properties. On February 7, 2005, the Company reduced its debt service payments to interest only on loans with one lender representing approximately 50% of the principal balance of all of the Company’s loans. The Company expects to continue this reduced payment schedule until the financial restructuring is completed. Scheduled principal payments that have not been paid total approximately $110,000 per month. The Company has received a letter of understanding from this lender, acknowledging the financial restructuring and confirming its intent to negotiate a formal agreement of forbearance. As of July 6, 2005, negotiation of a forbearance agreement has been initiated but not completed. Accordingly, the reduced payment schedule remains an event of default although the Company has no reason to believe that the lender intends to take actions permitted by such default. On April 12, 2005 the Company signed an Agreement of Sale relating to a sale/ leaseback of ten of its restaurants; however, the prepayment penalty on the mortgage debt for nine of these ten restaurants must be waived for the transaction to be financially viable for the Company. On June 13, 2005 the sale leaseback transaction for the one restaurant that did not require a mortgage debt prepayment penalty to be waived was completed and the Company received net proceeds of $912,000 on this transaction. The remaining sale leaseback transactions, if successful, will generate proceeds to prepay a portion of the Company’s debt and in cash flow improvement as a result of rent payments being lower than the related debt service payments. Management expects that it will be able to complete the financial restructuring successfully and is encouraged by the improved financial results generated by the previously disclosed organizational restructuring. Nonetheless, given the level of the Company’s indebtedness and other demands on its cash resources, there can be no assurance that the Company’s lenders will consent to the restructuring, that the restructuring will be accomplished, or that other actions might not be taken by creditors that would impede the Company’s ability to satisfy its obligations.

     The Company’s reduced debt payment schedule and covenant violations discussed above could result in the exercise of certain remedies available to the lender which may include calling of the debt, acceleration of payments or foreclosure on the Company’s assets which secure the debt. The Company’s other lenders have similar remedies available to them based on covenant violations and the cross default provisions of those debt agreements. The lenders have not initiated any of these remedies and management believes, but cannot assure, that these actions will not be taken prior to the Company completing the financial restructuring described above. However, the recurring losses from operations and shareholders’ deficiency that the Company has sustained result in significant uncertainty as to the Company’s ability to complete the financial restructuring if the lenders initiate these remedies. Consequently, there is substantial doubt that the Company will be able to continue as a going concern and therefore, if applicable, the Company may be unable to realize its assets and discharge its liabilities in the normal course of business. The financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts and classification of liabilities that may be necessary if the Company is unable to continue as a going concern.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     Description of Business. Morgan’s Foods, Inc. (“the Company”) operates, through wholly-owned subsidiaries KFC restaurants under franchises from KFC Corporation and Taco Bell restaurants under franchises from Taco Bell Corporation. As of June 24, 2005, the Company operates 73 KFC restaurants, 7 Taco Bell restaurants, 14 KFC/Taco Bell “2n1’s” under franchises from KFC Corporation and franchises or licenses from Taco Bell Corporation, 3 Taco Bell/Pizza Hut Express “2n1’s” operated under franchisees from Taco Bell Corporation and licenses from Pizza Hut Corporation, 1 KFC/Pizza Hut Express “2n1” operated under a franchise from KFC Corporation and a license from Pizza Hut Corporation and 1 KFC/A&W “2n1” operated under a franchise from KFC Corporation and a license from A&W Restaurants, Inc. The Company’s fiscal year is a 52 — 53 week year ending on the Sunday nearest the last day of February.

Summary of Expenses and Operating Income as a Percentage of Revenues

	Quarter Ended
	May 22, 2005	May 23, 2004
Cost of sales:
Food, paper and beverage	30.9%	30.4%
Labor and benefits	25.7%	29.9%
Restaurant operating expenses	24.6%	26.1%
Depreciation and amortization	3.6%	4.3%
General and administrative expenses	5.5%	6.9%
Operating income	10.8%	1.0%

     Revenues. Revenues for the quarter ended May 22, 2005 were $20,760,000 compared to $18,343,000 for the quarter ended May 23, 2004. This increase of $2,417,000 was primarily due to a 15.6% increase in comparable restaurant revenues which was partially offset by $285,000 in revenues lost due to the closing of three restaurants. The increase in comparable restaurant revenues was primarily the result of effective product promotions by the franchisors during the quarter including the $.99 KFC snacker sandwich.

     Costs of Sales — Food, Paper and Beverages. Food, paper and beverage costs for the first quarter increased as a percentage of revenue from 30.4% in fiscal 2005 to 30.9% in fiscal 2006. This increase was primarily the result of the $.99 KFC snacker sandwich having relatively high food costs which was partially offset by efficiencies generated from higher average restaurant volumes.

     Cost of Sales — Labor and Benefits. Labor and benefits decreased as a percentage of revenue for the quarter ended May 22, 2005 to 25.7% compared to 29.9% for the year earlier quarter. The decrease was primarily due to efficiencies resulting from higher average restaurant volumes and decreased health care costs of $296,000.

     Restaurant Operating Expenses. Restaurant operating expenses decreased as a percentage of revenue to 24.6% in the first quarter of fiscal 2006 compared to 26.1% in the first quarter of fiscal 2005. This decrease was primarily due to efficiencies resulting from higher average restaurant volumes as well as reduced general insurance costs of $73,000 which were partially offset by increased bonus expense of $201,000 resulting from the Company’s substantially improved performance.

     Depreciation and Amortization. Depreciation and amortization was relatively unchanged at $750,000 and $783,000 for the first quarters of 2006 and 2005, respectively.

     General and Administrative Expenses. General and administrative expenses decreased from $1,273,000 in the first quarter of fiscal 2005 to $1,151,000 for the first quarter of fiscal 2006 primarily as a result of three senior officers of the Company reducing their salaries and other benefits to near zero while the remainder of the Company’s executive team and some of its management took pay cuts during the fourth quarter of fiscal 2005 which continued into the first quarter of fiscal 2006.

     (Gain) Loss on Restaurant Assets. The Company experienced a gain on restaurant assets of $255,000 for the first quarter of fiscal 2006 compared to a loss of $270,000 for the first quarter of fiscal 2005. The 2006 amount is primarily due to the receipt of $261,000 of property damage and business interruption insurance proceeds. These insurance proceeds relate to three restaurants damaged from the Hurricane Ivan storm system. Insurance proceeds which will result in a gain are recognized in the financial statements only when such gains are realized, which is generally upon receipt of the proceeds. The 2005 amount includes impairment losses of $266,000 on three restaurants to reduce their carrying values to their estimated fair values.

     Operating Income. Operating income in the first quarter of fiscal 2006 increased to $2,234,000 or 10.8% of revenues compared to $183,000 or 1.0% of revenues for the first quarter of fiscal 2005. Operating income increased primarily due to efficiencies resulting from higher average restaurant volumes, decreased health care costs and the receipt of $261,000 in property insurance proceeds discussed above.

     Interest Expense. Interest expense on bank debt decreased to $995,000 in the first quarter of fiscal 2006 from $1,036,000 in the first quarter of fiscal 2005 due to lower debt balances during the fiscal 2006 quarter. Interest expense on capitalized leases was substantially unchanged from the prior year first quarter.

     Other Income. Other income was substantially unchanged at $29,000 in the first quarter of fiscal 2006 and $17,000 in the first quarter of fiscal 2005.

     Provision for Income Taxes. The provision for income taxes for the first quarter of fiscal 2006 and 2005 was zero due to the Company’s net loss in the first quarter of fiscal 2005 and its operating loss carryforwards which will be used to offset the Company’s fiscal 2006 net income, if achieved.

     Liquidity and Capital Resources. Cash flow activity for the first quarters of fiscal 2006 and fiscal 2005 is presented in the Consolidated Statements of Cash Flows. Cash provided by operating activities was $2,530,000 for the quarter ended May 22, 2005 and $67,000 for the quarter ended May 23, 2004. The increase in cash provided by operating activities was primarily due the Company’s increased profitability during the first quarter of fiscal 2006. The Company paid bank and capitalized lease debt of $433,000 in the first quarter of fiscal 2006 and had Capital expenditures of $465,000 primarily as a result of expenditures required to repair one fire-damaged restaurant the majority of which either has or will be recovered through property insurance.

     The Company’s debt arrangements require the maintenance of a consolidated fixed charge coverage ratio of 1.2 to 1 regarding all of the Company’s mortgage loans and the maintenance of individual restaurant fixed charge coverage ratios of between 1.2 and 1.5 to 1 on certain of the Company’s mortgage loans. The consolidated and individual coverage ratios are computed quarterly, based upon financial results for the preceding twelve months. At the end of fiscal 2005 and the first quarter of fiscal 2006, the Company was not in compliance with the consolidated ratio or with individual restaurant ratios relating to a substantial portion of its debt. As of the year ended February 27, 2005 and the first quarter of fiscal 2006, waivers of the fixed charge coverage ratio violations were not obtained from the lenders. Due to noncompliance with the fixed charge coverage ratios and as required by Emerging Issues Task Force No. 86-30, the Company has classified all of its debt as current as of February 27, 2005 and May 22, 2005. As described below, the Company has initiated an operational and financial restructuring process which management believes, but cannot assure, will allow the Company to satisfy the lenders without a forced repayment of the debt prior to its scheduled maturities.

     On November 30, 2004, the Company announced an organizational restructuring and discussions with its lenders which the Company believes will lead to a financial restructuring. Both actions, which are described below, are intended to substantially improve cash flow for the Company. Weak revenues and cash flows in the first quarter ended May 23, 2004 caused by a failed new product introduction by the Company’s KFC franchisor were compounded by the flooding of two of the Company’s more profitable restaurants in the third quarter of fiscal 2005. Both of the flooded restaurants reopened in the fourth quarter of fiscal 2005. As a result of the above mentioned items, the Company’s cash balances in the fourth quarter of fiscal 2005 were projected to drop below the levels considered adequate to fund cash obligations during the traditionally low revenue winter months. The organizational and financial restructurings were initiated to provide both the short term cash flow improvements necessary to navigate the difficult winter season and the permanent cash flow improvements to allow the Company to function appropriately.

     Organizational and Operational Restructuring. The organizational restructuring contains several elements. First, substantial cost reduction measures were put in place for both restaurant and administrative operations. Early in the fourth quarter of fiscal 2005, three senior officers of the Company reduced their salaries and other benefits to near zero while the remainder of the Company’s executive team and some of its management took pay cuts. These salary and benefit reductions reduced expenses during the first quarter of fiscal 2006 approximately $130,000. The Company is assessing the timing and extent of restoring some or all of these reductions. Second, on November 24, 2004, the Company completed previously planned closures of three unprofitable restaurants (two in the St. Louis market and one in the Pittsburgh market) which improved cash flow in the fourth quarter of fiscal 2005 and first quarter of 2006. Last, several members of management were reassigned and several positions were eliminated. The Company’s Vice President of Operations Services is now directly responsible for the operation of all restaurants and the Company’s former Director of Operations was reassigned to the extremely challenging Missouri market to streamline supervision and improve operations of those restaurants. Also, several restaurant supervision and support positions were eliminated. As a result of these organizational restructuring activities and successful product promotions by the franchisors in the fourth quarter, the Company recorded positive operating income and operating cash flows in the fourth quarter of fiscal 2005 and the first quarter of fiscal 2006 which represents a significant improvement over the prior year comparable results. As indicated above, some of these operational improvements are intended to be temporary measures (e.g., salary and benefit reductions). The Company cannot assure that the other organizational changes described above and future product promotions by the franchisors will yield sustained improvement of future operating results. Accordingly, the Company continues to pursue the financial restructuring described below.

     Financial Restructuring. Beginning in the second half of fiscal 2005, the Company has engaged in discussions with its three primary lenders with the intent of securing short term, temporary reductions in its debt service payments to conserve cash and to allow the Company to execute sale/leaseback financing on a number of its owned restaurant properties. On February 7, 2005, the Company reduced its debt service payments to interest only on loans with one lender representing approximately 50% of the principal balance of all of the Company’s loans. The Company expects to continue this reduced payment schedule until the financial restructuring is completed. Scheduled principal payments that have not been paid total approximately $110,000 per month. The Company has received a letter of understanding from this lender, acknowledging the financial restructuring and confirming its intent to negotiate a formal agreement of forbearance. As of July 6, 2005, negotiation of a forbearance agreement has been initiated but not completed. Accordingly, the reduced payment schedule remains an event of default although the Company has no reason to believe that the lender intends to take actions permitted by such default. On April 12, 2005 the Company signed an Agreement of Sale relating to a sale/ leaseback of ten of its restaurants; however, the prepayment penalty on the mortgage debt for nine of these ten restaurants must be waived for the transaction to be financially viable for the Company. On June 13, 2005 the sale leaseback transaction for the one restaurant that did not require a mortgage debt prepayment penalty to be waived was completed and the Company received net proceeds of $912,000 on this transaction. The remaining sale leaseback transactions, if successful, will generate proceeds to prepay a portion of the Company’s debt and in cash flow improvement as a result of rent payments being lower than the related debt service payments. Management expects that it will be able to complete the financial restructuring successfully and is encouraged by the improved financial results generated by the previously disclosed organizational restructuring. Nonetheless, given the level of the Company’s indebtedness and other demands on its cash resources, there can be no assurance that the Company’s lenders will consent to the restructuring, that the restructuring will be accomplished, or that other actions might not be taken by creditors that would impede the Company’s ability to satisfy its obligations.

     The Company’s reduced debt payment schedule and covenant violations discussed above could result in the exercise of certain remedies available to the lender which may include calling of the debt, acceleration of payments or foreclosure on the Company’s assets which secure the debt. The Company’s other lenders have similar remedies available to them based on covenant violations and the cross default provisions of those debt agreements. The lenders have not initiated any of these remedies and management believes, but cannot assure, that these actions will not be taken prior to the Company completing the financial restructuring described above. However, the recurring losses from operations and shareholders’ deficiency that the Company has sustained result in significant uncertainty as to the Company’s ability to complete the financial restructuring if the lenders initiate these remedies. Consequently, there is substantial doubt that the Company will be able to continue as a going concern and therefore, if applicable, the Company may be unable to realize its assets and discharge its liabilities in the normal course of business. The financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts and classification of liabilities that may be necessary if the Company is unable to continue as a going concern.

     The Company’s existing borrowings are at fixed interest rates, and accordingly the Company does not have market risk exposure for fluctuations in interest rates. As described above, the Company has initiated a financial restructuring process which could result in refinancing of debt through sale leaseback transactions at higher or lower fixed interest rates, or at variable rates. Until the financial restructuring process is completed, it is not possible to quantify the market risk exposure, if any, that could result from future borrowings. The Company’s current plans call for sale leaseback transactions involving one to nine restaurants. Consequently, increases in sale leaseback rates are not expected to materially affect the Company’s market risk exposure. The Company does not enter into derivative financial investments for trading or speculation purposes. As a result, the Company believes that its market risk exposure is not material to the Company’s financial position, liquidity or results of operations.

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

PART II OTHER INFORMATION

Item 5. Submission of Matters to a Vote of Security Holders

     The Company’s annual meeting of shareholders was held on June 24, 2005 and voting was conducted on the following proposals:

Proposal 1 — The election of seven Directors. The following seven Directors were elected:

NAME	FOR	WITHHOLD	ABSTAIN
Leonard Stein-Sapir	2,472,114	12,901	11,981
Lawrence S. Dolin	2,473,703	11,312	11,981
Bahman Guyuron, M.D.	2,483,744	1,271	11,981
Kenneth L. Hignett	2,471,603	13,412	11,981
Steven S. Kaufman	2,484,228	787	11,981
Bernard Lerner	2,484,244	771	11,981
James J. Liguori	2,482,628	2,387	11,981

MORGAN’S FOODS, INC.

INDEX TO EXHIBITS

Exhibit
Number	Exhibit Description
31.1	Certification of the Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Senior Vice President, Chief Financial Officer & Secretary pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chairman of the Board and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Senior Vice President, Chief Financial Officer and Secretary pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Morgan’s Foods, Inc.
(Registrant)

Dated: July 6, 2005	By:	/s/ Kenneth L. Hignett
Kenneth L. Hignett
Senior Vice President, Chief Financial Officer & Secretary