Form 10-Q
period 2005-08-14
MORGANS FOODS INC
filed 2005-09-28
CIK 68145

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended August 14, 2005

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
Yes ☐ No ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of September 23, 2005, the issuer had 2,718,495 shares of common stock outstanding.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
INDEX TO EXHIBITS
SIGNATURES
EX-31.1 Certification of Chairman and CEO
EX-31.2 Certification of Vice President and CFO
EX-32.1 Certification of Chairman and CEO
EX-32.2 Certification of Vice President and CFO

PART I   FINANCIAL INFORMATION
Item 1. Financial Statements.
Morgan’s Foods, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Quarter Ended
	August 14, 2005	August 15, 2004
Revenues	$21,558,000	$19,791,000

Cost of sales:
Food, paper and beverage	6,621,000	6,303,000
Labor and benefits	5,511,000	5,359,000
Restaurant operating expenses	5,451,000	5,109,000
Depreciation and amortization	762,000	777,000
General and administrative expenses	1,316,000	1,122,000
(Gain) loss on restaurant assets	(142,000)	22,000

Operating income	2,039,000	1,099,000
Interest Expense:
Bank debt and notes payable	(946,000)	(1,010,000)
Capital leases	(20,000)	(11,000)
Other income and expense, net	13,000	22,000

Income before income taxes	1,086,000	100,000
Provision for income taxes	2,000	1,000

Net income	$1,084,000	$99,000

Basic and diluted net income per common share	$.40	$.04

Basic weighted average number of shares outstanding	2,718,495	2,718,441
Diluted weighted average number of shares outstanding	2,725,865	2,722,928
See notes to consolidated financial statements.

PART I   FINANCIAL INFORMATION
Item 1. Financial Statements.
Morgan’s Foods, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Twenty-Four Weeks Ended
	August 14, 2005	August 15, 2004
Revenues	$42,318,000	$38,134,000

Cost of sales:
Food, paper and beverage	13,042,000	11,875,000
Labor and benefits	10,855,000	10,839,000
Restaurant operating expenses	10,566,000	9,891,000
Depreciation and amortization	1,512,000	1,560,000
General and administrative expenses	2,467,000	2,395,000
(Gain) loss on restaurant assets	(397,000)	292,000

Operating income	4,273,000	1,282,000
Interest Expense:
Bank debt and notes payable	(1,941,000)	(2,046,000)
Capital leases	(31,000)	(22,000)
Other income and expense, net	42,000	39,000

Income (loss) before income taxes	2,343,000	(747,000)
Provision for income taxes	2,000	1,000

Net income (loss)	$2,341,000	$(748,000)

Basic and diluted net income (loss) per common share	$.86	$(.28)

Basic weighted average number of shares outstanding	2,718,495	2,718,441
Diluted weighted average number of shares outstanding	2,724,505	2,718,441
See notes to consolidated financial statements.

Morgan’s Foods, Inc.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	August 14, 2005	February 27, 2005
ASSETS
Current assets:
Cash and equivalents	$6,420,000	$3,654,000
Receivables	288,000	392,000
Inventories	642,000	588,000
Prepaid expenses	356,000	589,000

	7,706,000	5,223,000

Property and equipment:
Land	10,462,000	10,662,000
Buildings and improvements	19,415,000	19,423,000
Property under capital leases	1,298,000	435,000
Leasehold improvements	7,343,000	7,210,000
Equipment, furniture and fixtures	19,761,000	19,428,000
Construction in progress	50,000	189,000

	58,329,000	57,347,000
Less accumulated depreciation and amortization	27,106,000	25,740,000

	31,223,000	31,607,000
Other assets	986,000	1,040,000
Franchise agreements	1,623,000	1,693,000
Goodwill	9,227,000	9,227,000

	$50,765,000	$48,790,000

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Current liabilities:
Current maturities of long-term debt	$3,134,000	$43,682,000
Current maturities of capital lease obligations	23,000	13,000
Accounts payable	4,193,000	4,034,000
Accrued liabilities	4,074,000	3,542,000

	11,424,000	51,271,000
Long-term debt	38,899,000	—
Long-term capital lease obligations	1,212,000	368,000
Other long-term liabilities	1,463,000	1,725,000

SHAREHOLDERS’ DEFICIENCY
Preferred shares, 1,000,000 shares authorized, no shares outstanding
Common Stock
Authorized shares — 25,000,000
Issued shares — 2,969,405	30,000	30,000
Treasury stock — 250,910	(284,000)	(284,000)
Capital in excess of stated value	28,829,000	28,829,000
Accumulated deficit	(30,808,000)	(33,149,000)

Total shareholders’ deficiency	(2,233,000)	(4,574,000)

	$50,765,000	$48,790,000

See notes to consolidated financial statements.

Morgan’s Foods, Inc.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIENCY
(unaudited)

					Capital in		Total
	Common Shares		Treasury Shares		excess of	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	stated value	Deficit	Deficiency
Balance February 27, 2005	2,969,405	$30,000	(250,910)	$(284,000)	$28,829,000	$(33,149,000)	$(4,574,000)

Net income	—	—	—	—	—	2,341,000	2,341,000

Balance August 14, 2005	2,969,405	$30,000	250,910	$(284,000)	$28,829,000	$(30,808,000)	$(2,233,000)

See notes to consolidated financial statements

Morgan’s Foods, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Twenty-Four Weeks Ended
	August 14, 2005	August 15, 2004
Cash flows from operating activities:
Net income (loss)	$2,341,000	$(748,000)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	1,512,000	1,560,000
Amortization of deferred financing costs	54,000	57,000
Amortization of supply agreement advances	(327,000)	(365,000)
Funding from supply agreements	52,000	63,000
(Gain) loss on restaurant assets	(397,000)	292,000
Change in assets and liabilities:
Decrease in receivables	104,000	9,000
Increase in inventories	(54,000)	(126,000)
Decrease (increase) in prepaid expenses	233,000	(286,000)
Decrease in other assets	—	25,000
Increase in accounts payable	159,000	710,000
Increase in accrued liabilities	241,000	196,000

Net cash provided by operating activities	3,918,000	1,387,000

Cash flows from investing activities:
Capital expenditures	(811,000)	(492,000)
Purchase of franchise agreement	—	(25,000)
Insurance Proceeds	405,000	—
Redemption of certificate of deposit	—	300,000

Net cash used in investing activities	(406,000)	(217,000)

Cash flows from financing activities:
Principal payments on long-term debt	(1,649,000)	(1,470,000)
Principal payments on capital lease obligations	(9,000)	(33,000)
Proceeds from sale leaseback	912,000	-
Proceeds from issuance of long-term debt, net of financing costs	—	29,000

Net cash used in financing activities	(746,000)	(1,474,000)

Net change in cash and equivalents	2,766,000	(304,000)
Cash and equivalents, beginning balance	3,654,000	4,353,000

Cash and equivalents, ending balance	$6,420,000	$4,049,000

See notes to consolidated financial statements.

Morgan’s Foods, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS ENDED AUGUST 14, 2005 AND AUGUST 15, 2004
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
Note 2. Income (Loss) Per Common Share.
          Basic net income (loss) per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is based on the combined weighted average number of shares outstanding, which includes the assumed exercise, or conversion of options. In computing diluted net income (loss) per common share, the Company has utilized the treasury stock method. For the quarter and twenty-four weeks ended August 14, 2005 and the quarter ended August 15, 2004, 275,000 shares were excluded from the computation of diluted earnings per share due to their antidilutive effect. For the twenty-four weeks ended August 15, 2004, 286,500 shares were excluded from the computation of diluted earnings per share due to their antidilutive effect.
Note 3. (Gain) Loss on Restaurant Assets.
The Company experienced a gain on restaurant assets of $142,000 for the second quarter of fiscal 2006 compared to a loss of $22,000 for the second quarter of fiscal 2005. The 2006 amount is primarily due to the receipt of $144,000 of property damage and business interruption insurance proceeds. The second quarter fiscal 2005 amount includes an impairment loss of $21,000 on one restaurant. The Company experienced a gain on restaurant assets of $397,000 for the first twenty-four weeks of fiscal 2006 compared to a loss of $292,000 for the first twenty-four weeks of fiscal 2005. The 2006 amount is primarily due to the receipt of $405,000 of property damage and business interruption insurance proceeds. The insurance proceeds recognized in fiscal 2006 relate to restaurants damaged from the Hurricane Ivan storm system and one fire-damaged restaurant. Insurance proceeds which will result in a gain are recognized in the financial statements only when such gains are realized which is generally upon receipt of the proceeds. The 2005 loss on restaurant assets includes impairment losses of $287,000 on four restaurants to reduce their carrying values to their estimated fair values. The impairment losses recorded in all periods presented were recognized as a result of management determining that the future operating cash flows of these restaurants would not fully recover the carrying value of the property and equipment.

Note 4. Long-Term Debt.
     The Company’s debt arrangements require the maintenance of a consolidated fixed charge coverage ratio of 1.2 to 1 regarding all of its mortgage loans and individual restaurant coverage ratios between 1.2 and 1.5 to 1 on certain of its loans. The fixed charge coverage ratios are computed quarterly based upon financial results for the preceding twelve months. At the end of fiscal 2005 the Company was not in compliance with the consolidated ratio or with the individual restaurant ratios relating to a substantial portion of its debt and waivers of the fixed charge coverage ratio violations were not obtained from the lenders. Due to noncompliance with the fixed charge coverage ratios and as required by Emerging Issues Task Force No. 86-30, the Company classified all of its debt as current as of February 27, 2005. As of August 14, 2005, the Company was in compliance with the consolidated ratio of 1.2 to 1 on all of its debt but was not in compliance with the unit level ratios relating to $12,929,000 of its debt. The Company has obtained waivers of the violations from the applicable lenders as of August 14, 2005, in which the lenders agree to forebear exercising their rights and remedies through the following twelve months. Based on projected operating results, the Company believes that it will comply with the terms of the waivers throughout the forbearance period and accordingly has classified its debt as long-term as of August 14, 2005. Based upon financial results for the twenty-four weeks ended August 14, 2005 management anticipates that the Company will continue to achieve the required consolidated fixed charge coverage ratio of 1.2 to 1 regarding all of its mortgage loans but may not achieve the individual restaurant coverage ratios between 1.2 to 1 and 1.5 to 1 on certain of its loans for the fiscal year ending February 26, 2006. If the Company does not comply with debt covenants in the future, and if future waivers are not obtained, the lenders will have certain remedies available to them which could include calling of the debt or acceleration of payments. Noncompliance with the requirements of the Company’s mortgage debt, if not waived, could also trigger cross-default provisions of other debt agreements.
     Financial Restructuring. Beginning in the second half of fiscal 2005, the Company engaged in discussions with its three primary lenders with the intent of securing short-term, temporary reductions in its debt service payments to conserve cash and to allow the Company to execute sale/leaseback financing which in order to be financially viable would require mortgage debt prepayment penalties to be waived on a number of its owned restaurant properties. On February 7, 2005, the Company reduced its debt service payments to interest only on loans with one lender representing approximately 50% of the principal balance of all of the Company’s loans. The Company expected to continue this reduced payment schedule until the financial restructuring was completed. The Company had received a letter of understanding from this lender, acknowledging the financial restructuring and confirming its intent to negotiate a formal agreement of forbearance. During the second quarter of fiscal 2006, primarily as a result of the Company’s substantially improved financial performance, the Company and its lender determined that the financial restructuring was no longer necessary and the forbearance agreement was not executed. As a result the Company paid past due principal payments of $666,000, associated late fees of $74,000 and legal fees of $37,000 in order to cure its event of default with this lender. On June 13, 2005 a sale/leaseback transaction for one of its “2n1” restaurants that was unencumbered by debt was completed and the Company received net proceeds of $912,000 on this transaction.
Note 5. Lease Obligations and Other Commitments.
     During the second quarter of fiscal 2006, the Company completed a sale leaseback transaction for the land and building of one of its “2n1” restaurants. The Company recorded a deferred gain of $359,000 which it will realize over the 20 year lease term. Lease commitments for this transaction are included in the capital lease obligations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     Description of Business. Morgan’s Foods, Inc. operates through wholly-owned subsidiaries KFC restaurants under franchises from KFC Corporation and Taco Bell restaurants under franchises from Taco Bell Corporation. As of September 23, 2005, the Company operates 72 KFC restaurants, 7 Taco Bell restaurants, 14 KFC/Taco Bell “2n1’s” under franchises from KFC Corporation and franchises or licenses from Taco Bell Corporation, 3 Taco Bell/Pizza Hut Express “2n1’s” operated under franchisees from Taco Bell Corporation and licenses from Pizza Hut Corporation, 1 KFC/Pizza Hut Express “2n1” operated under a franchise from KFC Corporation and a license from Pizza Hut Corporation and 1 KFC/A&W “2n1” operated under a franchise from KFC Corporation and a license from A&W Restaurants, Inc. The Company’s fiscal year is a 52 — 53 week year ending on the Sunday nearest the last day of February.
Summary of Expenses and Operating Income as a Percentage of Revenues

	Quarter Ended		Twenty-Four Weeks Ended
	Aug. 14, 2005	Aug. 15, 2004	Aug. 14, 2005	Aug. 15, 2004
Cost of sales:
Food, paper and beverage	30.7%	31.9%	30.8%	31.1%
Labor and benefits	25.6%	27.1%	25.7%	28.4%
Restaurant operating expenses	25.3%	25.8%	25.0%	25.9%
Depreciation and amortization	3.5%	3.9%	3.6%	4.1%
General and administrative expenses	6.1%	5.7%	5.8%	6.3%
Operating income	9.5%	5.6%	10.1%	3.4%
     Revenues. Revenues for the quarter ended August 14, 2005 were $21,558,000 compared to $19,791,000 for the quarter ended August 15, 2004. This increase of $1,767,000 was due mainly to a 10.3% increase in comparable restaurant revenues which was partially offset by $253,000 in revenues lost due to the closing of three restaurants. The increase in comparable restaurant revenues was primarily the result of more effective product promotions by the franchisors during the current year quarter including the $.99 KFC snacker sandwich. Revenues for the twenty-four weeks ended August 14, 2005 were $42,318,000 compared to $38,134,000 for the twenty-four weeks ended August 15, 2004. This increase was primarily due to a 12.8% increase in comparable restaurant revenues which was partially offset by $538,000 in revenues lost due to the closing of three restaurants. The increase in comparable restaurant revenues for the twenty-four weeks was primarily the result of the reasons discussed above.
     Costs of Sales — Food, Paper and Beverages. Food, paper and beverage costs for the second quarter decreased as a percentage of revenue from 31.9% in fiscal 2005 to 30.7% in fiscal 2006. This decrease was primarily the result of efficiencies generated from higher average restaurant volumes. Food, paper and beverage costs for the twenty-four weeks ended August 14, 2005 decreased to 30.8% of revenue compared to 31.1% in the year earlier period for the reason discussed above.
     Cost of Sales — Labor and Benefits. Labor and benefits decreased as a percentage of revenue for the quarter ended August 14, 2005 to 25.6% compared to 27.1% for the year earlier quarter. The decrease was primarily due to lower workers’ compensation and healthcare costs as well as efficiencies generated from higher average restaurant volumes. Labor and benefits for the twenty-four weeks ended August 14, 2005 decreased as a percentage of revenue to 25.7% from 28.4% in the year earlier period for the reasons discussed above.

     Restaurant Operating Expenses. Restaurant operating expenses decreased as a percentage of revenue to 25.3% in the second quarter of fiscal 2006 compared to 25.8% in the second quarter of fiscal 2005 primarily as a result of efficiencies generated from higher average restaurant volumes which were partially offset by increased restaurant management bonus expense resulting from the Company’s substantially improved performance. Restaurant operating expenses for the twenty-four weeks ended August 14, 2005 decreased to 25.0% of revenue compared to 25.9% in the prior year period for the reasons discussed above.
     Depreciation and Amortization. Depreciation and amortization was substantially unchanged at $762,000 and $777,000 for the second quarters of 2006 and 2005, respectively. Depreciation and amortization was substantially unchanged at $1,512,000 and $1,560,000 for the twenty-four weeks ended August 14, 2005 and August 15, 2004, respectively.
     General and Administrative Expenses. General and administrative expenses increased to $1,316,000 in the second quarter of fiscal 2006 from $1,122,000 in the second quarter of fiscal 2005 due to increases in legal and professional expenses of $234,000 associated with the attempted financial restructuring which were partially offset as a result of three senior officers of the Company reducing their salaries and other benefits to near zero while the remainder of the Company’s executive team and some of its management took pay cuts during the fourth quarter of fiscal 2005 which continued into the second quarter of fiscal 2006. General and administrative expenses increased to $2,467,000 for the twenty-four weeks ended August 14, 2005 from $2,395,000 for the twenty-four weeks ended August 15, 2004 primarily for the reasons discussed above.
     (Gain) Loss on Restaurant Assets. The Company experienced a gain on restaurant assets of $142,000 for the second quarter of fiscal 2006 compared to a loss of $22,000 for the second quarter of fiscal 2005. The 2006 amount is primarily due to the receipt of $144,000 of property damage and business interruption insurance proceeds. The second quarter fiscal 2005 amount includes an impairment loss of $21,000 on one restaurant. The Company experienced a gain on restaurant assets of $397,000 for the first twenty-four weeks of fiscal 2006 compared to a loss of $292,000 for the first twenty-four weeks of fiscal 2005. The 2006 amount is primarily due to the receipt of $405,000 of property damage and business interruption insurance proceeds. The insurance proceeds recognized in fiscal 2006 relate to restaurants damaged from the Hurricane Ivan storm system and one fire-damaged restaurant. Insurance proceeds which will result in a gain are recognized in the financial statements only when such gains are realized which is generally upon receipt of the proceeds. The 2005 loss on restaurant assets includes impairment losses of $287,000 on four restaurants to reduce their carrying values to their estimated fair values. The impairment losses recorded in all periods presented were recognized as a result of management determining that the future operating cash flows of these restaurants would not fully recover the carrying value of the property and equipment.
     Operating Income. Operating income in the second quarter of fiscal 2006 increased to $2,039,000 or 9.5% of revenues compared to $1,099,000 or 5.6% of revenues for the second quarter of fiscal 2005 primarily as a result of efficiencies resulting from higher average restaurant volumes and the receipt of the property insurance proceeds discussed above. Operating income for the twenty-four weeks ended August 14, 2005 increased to $4,273,000 or 10.1% of revenues compared to $1,282,000 or 3.4% of revenues for the year earlier period for the reasons discussed above.
     Interest Expense. Interest expense on bank debt decreased to $946,000 in the second quarter of fiscal 2006 from $1,010,000 in the second quarter of fiscal 2005 due to lower debt balances during the fiscal 2006 quarter.

Interest expense on bank debt for the twenty-four weeks ended August 14, 2005 decreased to $1,941,000 from $2,046,000 for the year earlier period for the reason discussed above. Interest expense on capitalized leases increased to $20,000 in the second quarter of fiscal 2006 from $11,000 in the second quarter of fiscal 2005. Interest expense on capitalized leases increased to $31,000 for the twenty-four weeks ended August 14, 2005 from $22,000 for the year earlier period. The increases in both the quarter and twenty-four weeks were a result of the Company completing a sale/leaseback transaction for one of its restaurants.
     Other Income. Other income was substantially unchanged relative to the comparable periods in fiscal 2005 at $13,000 for the second quarter and $42,000 for the first twenty-four weeks of fiscal 2006.
     Provision for Income Taxes. The provision for income taxes was substantially unchanged in the second quarter and first twenty-four weeks of fiscal 2006 compared to the comparable periods in fiscal 2005. The low effective tax rate results from tax net operating loss carryforwards.
     Liquidity and Capital Resources. Cash flow activity for the first twenty-four weeks of fiscal 2006 and fiscal 2005 is presented in the Consolidated Statements of Cash Flows. Cash provided by operating activities was $3,918,000 for the twenty-four weeks ended August 14, 2005 compared to $1,387,000 for the twenty-four weeks ended August 15, 2004. The improvement in operating cash flow resulted principally from the improved profitability of the Company in fiscal 2006. The Company paid scheduled long-term bank and capitalized lease debt of $1,658,000 in the first twenty-four weeks of fiscal 2006 compared to payments of $1,503,000 for the same period in fiscal 2005. Capital expenditures in the twenty-four weeks ended August 14, 2005 were $811,000, compared to $492,000 for the same period in fiscal 2005.
     The Company’s debt arrangements require the maintenance of a consolidated fixed charge coverage ratio of 1.2 to 1 regarding all of its mortgage loans and individual restaurant coverage ratios between 1.2 and 1.5 to 1 on certain of its loans. The fixed charge coverage ratios are computed quarterly based upon financial results for the preceding twelve months. At the end of fiscal 2005 the Company was not in compliance with the consolidated ratio or with the individual restaurant ratios relating to a substantial portion of its debt and waivers of the fixed charge coverage ratio violations were not obtained from the lenders. Due to noncompliance with the fixed charge coverage ratios and as required by Emerging Issues Task Force No. 86-30, the Company classified all of its debt as current as of February 27, 2005. As of August 14, 2005, the Company was in compliance with the consolidated ratio of 1.2 to 1 on all of its debt but was not in compliance with the unit level ratios relating to $12,929,000 of its debt. The Company has obtained waivers of the violations from the applicable lenders as of August 14, 2005, in which the lenders agree to forebear exercising their rights and remedies through the following twelve months. Based on projected operating results, the Company believes that it will comply with the terms of the waivers throughout the forbearance period and accordingly has classified its debt as long-term as of August 14, 2005. Based upon financial results for the twenty-four weeks ended August 14, 2005 management anticipates that the Company will continue to achieve the required consolidated fixed charge coverage ratio of 1.2 to 1 regarding all of its mortgage loans but may not achieve the individual restaurant coverage ratios between 1.2 to 1 and 1.5 to 1 on certain of its loans for the fiscal year ending February 26, 2006. If the Company does not comply with debt covenants in the future, and if future waivers are not obtained, the lenders will have certain remedies available to them which could include calling of the debt or acceleration of payments. Noncompliance with the requirements of the Company’s mortgage debt, if not waived, could also trigger cross-default provisions of other debt agreements.

     Financial Restructuring. Beginning in the second half of fiscal 2005, the Company engaged in discussions with its three primary lenders with the intent of securing short-term, temporary reductions in its debt service payments to conserve cash and to allow the Company to execute sale/leaseback financing which in order to be financially viable would require mortgage debt prepayment penalties to be waived on a number of its owned restaurant properties. On February 7, 2005, the Company reduced its debt service payments to interest only on loans with one lender representing approximately 50% of the principal balance of all of the Company’s loans. The Company expected to continue this reduced payment schedule until the financial restructuring was completed. The Company had received a letter of understanding from this lender, acknowledging the financial restructuring and confirming its intent to negotiate a formal agreement of forbearance. During the second quarter of fiscal 2006, primarily as a result of the Company’s substantially improved financial performance, the Company and its lender determined that the financial restructuring was no longer necessary and the forbearance agreement was not executed. As a result the Company agreed to pay past due principal payments of $666,000 associated late fees of $74,000 and legal fees of $37,000 in order to cure its event of default with this lender. On June 13, 2005 a sale/leaseback transaction for one of its “2n1” restaurants that was unencumbered by debt was completed and the Company received net proceeds of $912,000 on this transaction.
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
     Contractual Obligations and Commitments. During the second quarter of fiscal 2006, the Company completed a sale/leaseback transaction for the land and building of one of its “2n1” restaurants. The Company recorded a deferred gain of $359,000 which it will realize over the 20 year lease term. Lease commitments for this transaction are included in the capital lease obligations.
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
     Safe Harbor Statements. This document contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The statements include those identified by such words as “may,” “will,” “expect” “anticipate,” “believe,” “plan” and other similar terminology. The “forward-looking statements” reflect the Company’s current expectations and are based upon data available at the time of the statements. Actual results involve risks and uncertainties, including both those specific to the Company and general economic and industry factors. Factors specific to the Company include, but are not limited to, its debt covenant compliance and its ability to obtain waivers of any debt covenant violations.
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

Morgan’s Foods, Inc.

(Registrant)

Dated: September 28, 2005	By:	/s/ Kenneth L. Hignett

Kenneth L. Hignett Senior Vice President, Chief Financial Officer & Secretary