Form 10-Q
period 2005-11-06
MORGANS FOODS INC
filed 2005-12-21
CIK 68145

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended November 6, 2005
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
Yes ☐ No ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☑
     As of December 21, 2005, the issuer had 2,718,495 shares of common stock outstanding.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements.
Morgan’s Foods, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Quarter Ended
	November 6, 2005	November 7, 2004
Revenues	$20,006,000	$19,190,000

Cost of sales:
Food, paper and beverage	6,285,000	6,182,000
Labor and benefits	5,373,000	5,290,000
Restaurant operating expenses	5,077,000	4,927,000
Depreciation and amortization	745,000	944,000
General and administrative expenses	1,225,000	1,110,000
(Gain)loss on restaurant assets	(319,000)	434,000

Operating income	1,620,000	303,000
Interest Expense:
Bank debt and notes payable	(924,000)	(991,000)
Capital leases	(23,000)	(11,000)
Other income and expense, net	21,000	23,000

Income (loss) before income taxes	694,000	(676,000)
Provision for income taxes	—	601,000

Net income (loss)	$694,000	$(1,277,000)

Basic net income (loss) per common share	$.26	$(.47)

Diluted net income (loss) per common share	$.25	$(.47)

Basic weighted average number of shares outstanding	2,718,495	2,718,441
Diluted weighted average number of shares outstanding	2,808,375	2,718,441
See notes to consolidated financial statements.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements.
Morgan’s Foods, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Thirty-Six Weeks Ended
	November 6, 2005	November 7, 2004
Revenues	$62,324,000	$57,324,000

Cost of sales:
Food, paper and beverage	19,327,000	18,057,000
Labor and benefits	16,228,000	16,129,000
Restaurant operating expenses	15,643,000	14,818,000
Depreciation and amortization	2,257,000	2,504,000
General and administrative expenses	3,692,000	3,505,000
(Gain)loss on restaurant assets	(717,000)	726,000

Operating income	5,894,000	1,585,000
Interest Expense:
Bank debt and notes payable	(2,865,000)	(3,037,000)
Capital leases	(54,000)	(33,000)
Other income and expense, net	63,000	62,000

Income (loss) before income taxes	3,038,000	(1,423,000)
Provision for income taxes	2,000	602,000

Net income (loss)	$3,036,000	$(2,025,000)

Basic net income (loss) per common share	$1.12	$(.74)

Diluted net income (loss) per common share	$1.11	$(.74)

Basic weighted average number of shares outstanding	2,718,495	2,718,441
Diluted weighted average number of shares outstanding	2,726,555	2,718,441
See notes to consolidated financial statements.

Morgan’s Foods, Inc.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	November 6, 2005	February 27, 2005
ASSETS
Current assets:
Cash and equivalents	$5,157,000	$3,654,000
Receivables	460,000	392,000
Inventories	615,000	588,000
Prepaid expenses	715,000	589,000

	6,947,000	5,223,000

Property and equipment:
Land	10,462,000	10,662,000
Buildings and improvements	19,552,000	19,423,000
Property under capital leases	1,298,000	435,000
Leasehold improvements	7,412,000	7,210,000
Equipment, furniture and fixtures	19,772,000	19,428,000
Construction in progress	96,000	189,000

	58,592,000	57,347,000
Less accumulated depreciation and amortization	27,742,000	25,740,000

	30,850,000	31,607,000
Other assets	960,000	1,040,000
Franchise agreements	1,604,000	1,693,000
Goodwill	9,227,000	9,227,000

	$49,588,000	$48,790,000

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Current liabilities:
Long-term debt, current	$3,147,000	$43,682,000
Current maturities of capital lease obligations	24,000	13,000
Accounts payable	3,607,000	4,034,000
Accrued liabilities	3,739,000	3,542,000

	10,517,000	51,271,000

Long-term debt	38,112,000	—
Long-term capital lease obligations	1,204,000	368,000
Other long-term liabilities	1,293,000	1,725,000

SHAREHOLDERS’ DEFICIENCY
Preferred shares, 1,000,000 shares authorized, no shares outstanding
Common Stock
Authorized shares — 25,000,000
Issued shares — 2,969,405	30,000	30,000
Treasury stock — 250,910	(284,000)	(284,000)
Capital in excess of stated value	28,829,000	28,829,000
Accumulated deficit	(30,113,000)	(33,149,000)

Total shareholders’ deficiency	(1,538,000)	(4,574,000)

	$49,588,000	$48,790,000

See notes to consolidated financial statements.

Morgan’s Foods, Inc.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIENCY
(unaudited)

					Capital in		Total
	Common Shares		Treasury Shares		excess of	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	stated value	Deficit	Deficiency
Balance February 27, 2005	2,969,405	$30,000	(250,910)	$(284,000)	$28,829,000	$(33,149,000)	$(4,574,000)

Net income	—	—	—	—	—	3,036,000	3,036,000

Balance November 6, 2005	2,969,405	$30,000	250,910	$(284,000)	$28,829,000	$(30,113,000)	$(1,538,000)

See notes to consolidated financial statements

Morgan’s Foods, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Thirty-Six Weeks Ended
	November 6, 2005	November 7, 2004
Cash flows from operating activities:
Net income (loss)	$3,036,000	$(2,025,000)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	2,257,000	2,420,000
Amortization of deferred financing costs	80,000	84,000
Amortization of supply agreement advances	(490,000)	(535,000)
Funding from supply agreements	52,000	130,000
(Gain) Loss on restaurant assets	(717,000)	726,000
Business interruption insurance proceeds	30,000	—
Provision for deferred taxes	—	600,000
Change in assets and liabilities:
(Increase) decrease in receivables	(68,000)	71,000
Increase in inventories	(20,000)	(96,000)
Increase in prepaid expenses	(126,000)	(661,000)
Decrease in other assets	—	110,000
Increase (decrease) in accounts payable	(427,000)	349,000
Decrease in accrued liabilities	(92,000)	(275,000)

Net cash provided by operating activities	3,515,000	898,000

Cash flows from investing activities:
Capital expenditures	(1,166,000)	(665,000)
Property insurance proceeds	694,000	—
Redemption of certificate of deposit	—	300,000
Purchase of franchise agreement	(13,000)	(25,000)

Net cash used in investing activities	(485,000)	(390,000)
Cash flows from financing activities:
Principal payments on long-term debt	(2,423,000)	(2,197,000)
Proceeds from sale leaseback	912,000	—
Principal payments on capital lease obligations	(16,000)	(49,000)
Proceeds from issuance of long-term debt, net of financing costs	—	29,000

Net cash used in financing activities	(1,527,000)	(2,217,000)

Net change in cash and equivalents	1,503,000	(1,709,000)
Cash and equivalents, beginning balance	3,654,000	4,353,000

Cash and equivalents, ending balance	$5,157,000	$2,644,000

See notes to consolidated financial statements.

Morgan’s Foods, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS ENDED NOVEMBER 6, 2005 AND NOVEMBER 7, 2004
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
Note 2. Income (Loss) Per Common Share.
     Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is based on the combined weighted average number of shares outstanding, which includes the assumed exercise, or conversion of options. In computing diluted net income (loss) per common share, the Company has utilized the treasury stock method. For the thirty-six weeks ended November 6, 2005 275,000 shares were excluded from the computation of diluted earnings per share due to their antidilutive effect. For the quarter and thirty-six weeks ended November 7, 2004, 286,500 shares were excluded from the computation of diluted earnings (loss) per share due to their antidilutive effect.
Note 3. (Gain) Loss on Restaurant Assets.
     The Company experienced a gain on restaurant assets of $319,000 for the third quarter of fiscal 2006 compared to a loss of $434,000 for the third quarter of fiscal 2005. The 2006 amount is due to the receipt of $319,000 of property damage and business interruption insurance proceeds. The third quarter fiscal 2005 amount includes an impairment loss of $432,000 on nine restaurants. The Company experienced a gain on restaurant assets of $717,000 for the first thirty-six weeks of fiscal 2006 compared to a loss of $726,000 for the first thirty-six weeks of fiscal 2005. The 2006 amount is primarily due to the receipt of $724,000 of property damage and business interruption insurance proceeds. The insurance proceeds recognized in fiscal 2006 relate to restaurants damaged from the Hurricane Ivan storm system and one fire-damaged restaurant. Insurance proceeds which will result in a gain are recognized in the financial statements only when such gains are realized which is generally upon receipt of the proceeds. The 2005 loss on restaurant assets includes impairment losses of $719,000 on nine restaurants to reduce their carrying values to their estimated fair values. The impairment losses recorded in all periods presented were recognized as a result of management determining that the future operating cash flows of these restaurants would not fully recover the carrying value of the property and equipment.
Note 4. Long-Term Debt.
     The Company’s debt arrangements require the maintenance of a consolidated fixed charge coverage ratio of 1.2 to 1 regarding all of its mortgage loans and individual restaurant coverage ratios between 1.2 and 1.5 to 1 on certain of its loans. The fixed charge coverage ratios are computed quarterly based upon financial results for the preceding twelve months. At the end of fiscal 2005 the Company was not in compliance with the consolidated ratio or with the individual restaurant ratios relating to a substantial portion of its debt and waivers of the fixed charge coverage ratio violations were not obtained from the lenders. Due to noncompliance with the fixed charge coverage ratios and as required by Emerging Issues Task Force No. 86-30, the Company classified all of its debt as current as of February 27, 2005. As of November 6, 2005, the Company was in compliance with the consolidated ratio of 1.2 to 1 for all of its debt but was not in compliance with the unit level ratios relating to $12,101,000 of its debt. The Company has obtained waivers of the violations from the applicable lenders as of November 6, 2005, in which the lenders agree to forebear exercising their rights and remedies through the following twelve months. Based on projected operating results, the Company believes that it will comply with the terms of the waivers throughout the forbearance period and accordingly has classified its debt as long-term as of November 6, 2005. Based upon financial results for the thirty-six weeks ended November 6, 2005 management anticipates that the Company will continue to achieve the required consolidated fixed charge coverage ratio of 1.2 to 1 regarding all of its mortgage loans but may not achieve the individual restaurant coverage ratios between 1.2 to 1 and 1.5 to 1 on certain of its loans for the fiscal year ending February 26, 2006. If the Company does not comply with debt covenants in the future, and if future waivers are not obtained, the lenders will have certain remedies available to them which could include calling of the debt or acceleration of payments. Noncompliance with the requirements of the Company’s mortgage debt, if not waived, could also trigger cross-default provisions of other debt agreements.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     Description of Business. Morgan’s Foods, Inc. operates through wholly-owned subsidiaries KFC restaurants under franchises from KFC Corporation and Taco Bell restaurants under franchises from Taco Bell Corporation. As of December 22, 2004, the Company operates 72 KFC restaurants, 7 Taco Bell restaurants, 14 KFC/Taco Bell “2n1’s” under franchises from KFC Corporation and franchises or licenses from Taco Bell Corporation, 3 Taco Bell/Pizza Hut Express “2n1’s” operated under franchisees from Taco Bell Corporation and licenses from Pizza Hut Corporation, 1 KFC/Pizza Hut Express “2n1” operated under a franchise from KFC Corporation and a license from Pizza Hut Corporation and 1 KFC/A&W “2n1” operated under a franchise from KFC Corporation and a license from A&W Restaurants, Inc. The Company’s fiscal year is a 52 — 53 week year ending on the Sunday nearest the last day of February.
Summary of Expenses and Operating Income as a Percentage of Revenues

	Quarter Ended		Thirty-Six Weeks Ended
	Nov. 6, 2005	Nov. 7, 2004	Nov. 6, 2005	Nov. 7, 2004
Cost of sales:
Food, paper and beverage	31.4%	32.2%	31.0%	31.5%
Labor and benefits	26.9%	27.6%	26.0%	28.1%
Restaurant operating expenses	25.4%	25.7%	25.1%	25.9%
Depreciation and amortization	3.7%	4.9%	3.6%	4.4%
General and administrative expenses	6.1%	5.8%	5.9%	6.1%
Operating income	8.1%	1.6%	9.5%	2.8%
     Revenues. Revenues for the quarter ended November 6, 2005 were $20,006,000 compared to $19,190,000 for the quarter ended November 7, 2004. This increase of $816,000 was due mainly to a 4.2% increase in comparable restaurant revenues primarily as a result of more effective product promotions by the franchisors. Also, prior year third quarter revenues were reduced by $279,000 as a result of 2 restaurants being closed for repairs to damages resulting from the Hurricane Ivan storm system. These increases were partially offset by $290,000 of revenues lost due to the permanent closing of three restaurants. Revenues for the thirty-six weeks ended November 6, 2005 were $62,324,000 compared to $57,324,000 for the thirty-six weeks ended November 7, 2004. This increase was primarily due to a 9.7% increase in comparable restaurant revenues and the revenues lost due to the Hurricane Ivan storm system discussed above in the prior year thirty-six weeks. These increases were partially offset by $770,000 of revenues lost due to the permanent closing of three restaurants.
     Costs of Sales — Food, Paper and Beverages. Food, paper and beverage costs for the third quarter decreased as a percentage of revenue from 32.2% in fiscal 2005 to 31.4% in fiscal 2006. This decrease was primarily the result of efficiencies generated from higher average restaurant volumes. Food, paper and beverage costs for the thirty-six weeks ended November 6, 2005 increased to 31.0% of revenue compared to 31.5% in the year earlier period for the reason discussed above.
     Cost of Sales — Labor and Benefits. Labor and benefits decreased as a percentage of revenue for the quarter ended November 6, 2005 to 26.9% compared to 27.6% for the year earlier quarter. The decrease was primarily due to decreased healthcare costs and efficiencies generated from higher average restaurant volumes. Labor and benefits for the thirty-six weeks ended November 6, 2005 decreased as a percentage of revenue to 26.0% from 28.1% in the year earlier period as a result of the reasons discussed above.
     Restaurant Operating Expenses. Restaurant operating expenses decreased as a percentage of revenue to 25.4% in the third quarter of fiscal 2006 compared to 25.7% in the third quarter of fiscal 2005 primarily as a result of efficiencies generated by higher average restaurant volumes which were partially offset by increased restaurant management bonus expense resulting from the Company’s substantially improved profitability. Restaurant operating expenses for the thirty-six weeks ended November 6, 2005 decreased to 25.1% of revenue compared to 25.9% in the prior year period for the reasons discussed above.
     Depreciation and Amortization. Depreciation and amortization decreased to $745,000 in the third quarter of fiscal 2006 from $944,000 in the third quarter of fiscal 2005 and to $2,257,000 for the thirty-six weeks ended November 6, 2005 from $2,504,000 for the thirty-six weeks ended November 7, 2004. These decreases were a result of the write-off in both goodwill and franchise fee amortization resulting from the closing of three unprofitable restaurants in the prior year third quarter.
     General and Administrative Expenses. General and administrative expenses increased to $1,225,000 in the third quarter of fiscal 2006 from $1,110,000 in the third quarter of fiscal 2005 due primarily to increased training, recruiting and legal and professional expenses which were partially offset as a result of three senior officers reducing their salaries and other benefits to near zero while the remainder of the Company’s executive team and some of its management took pay cuts during the fourth quarter of fiscal 2005 which continued into the third quarter of fiscal 2006. General and administrative expenses increased to $3,692,000 for the thirty-six weeks ended November 6, 2005 from $3,505,000 for the thirty-six weeks ended November 7, 2004 for the reasons discussed above and also as a result of $234,000 in legal and professional expenses associated with an attempted financial restructuring which the Company terminated as a result of its improved operating results.
     (Gain) Loss on Restaurant Assets. The Company experienced a gain on restaurant assets of $319,000 for the third quarter of fiscal 2006 compared to a loss of $434,000 for the third quarter of fiscal 2005. The 2006 amount is due to the receipt of $319,000 of property damage and business interruption insurance proceeds. The third quarter fiscal 2005 amount includes an impairment loss of $432,000 on nine restaurants. The Company experienced a gain on restaurant assets of $717,000 for the first thirty-six weeks of fiscal 2006 compared to a loss of $726,000 for the first thirty-six weeks of fiscal 2005. The 2006 amount is primarily due to the receipt of $724,000 of property damage and business interruption insurance proceeds. The insurance proceeds recognized in fiscal 2006 relate to restaurants damaged from the Hurricane Ivan storm system and one fire-damaged restaurant. Insurance proceeds which will result in a gain are recognized in the financial statements only when such gains are realized which is generally upon receipt of the proceeds. The 2005 loss on restaurant assets includes impairment losses of $719,000 on nine restaurants to reduce their carrying values to their estimated fair values. The impairment losses recorded in all periods presented were recognized as a result of management determining that the future operating cash flows of these restaurants would not fully recover the carrying value of the property and equipment.
     Operating Income. Operating income in the third quarter of fiscal 2006 increased to $1,620,000 or 8.1% of revenues compared to $303,000 or 1.6% of revenues for the third quarter of fiscal 2005 primarily as a result of increased revenues, decreased operating expenses and the receipt of the insurance proceeds discussed above. Operating income for the thirty-six weeks ended November 6, 2005 increased to $5,894,000 or 9.5% of revenues compared to $1,585,000 or 2.8% of revenues for the year earlier period. This increase was primarily the result of the reasons discussed above.
     Interest Expense. Interest expense on bank debt decreased to $924,000 in the third quarter of fiscal 2006 from $991,000 in the third quarter of fiscal 2005 due to lower debt balances during the fiscal 2006 quarter. Interest expense on bank debt for the thirty-six weeks ended November 6, 2005 decreased to $2,865,000 from $3,037,000 for the year earlier period for the reason discussed above. Interest expense on capitalized leases increased by $12,000 and $21,000 respectively in the third quarter and first thirty-six weeks of fiscal 2006 as a result of the Company completing a sale leaseback transaction for the land and building of one of its restaurants.
     Other Income. Other income was substantially unchanged in the third quarter and first thirty-six weeks of fiscal 2006 compared to the comparable periods in fiscal 2005.
     Provision for Income Taxes. The provision for income taxes decreased by $601,000 and $600,000 in the third quarter and first thirty-six weeks of fiscal 2006, respectively, compared to the comparable periods in fiscal 2005. The decrease in both periods presented is due to the Company’s determination that a $600,000 valuation allowance should be recorded against deferred tax assets in the prior year third quarter. The Company determined that realization of the deferred tax assets was no longer more likely than not due to continuing significant losses in prior years. The low effective tax rate results from tax net operating loss carryforwards.
     Liquidity and Capital Resources. Cash flow activity for the first thirty-six weeks of fiscal 2006 and fiscal 2005 is presented in the Consolidated Statements of Cash Flows. Cash provided by operating activities was $3,515,000 for the thirty-six weeks ended November 6, 2005 compared to $898,000 for the thirty-six weeks ended November 7, 2004. The increase in operating cash flow resulted principally from the improved profitability for the thirty-six weeks ended November 6, 2005. The Company paid scheduled long-term bank and capitalized lease debt of $2,439,000 in the first thirty-six weeks of fiscal 2006 compared to payments of $2,246,000 for the same period in fiscal 2005. Capital expenditures in the thirty-six weeks ended November 6, 2005 were $1,166,000, compared to $665,000 for the same period in fiscal 2005, reflecting the Company’s planned reduction in capital spending in the prior year thirty-six weeks.
     The Company’s debt arrangements require the maintenance of a consolidated fixed charge coverage ratio of 1.2 to 1 regarding all of its mortgage loans and individual restaurant coverage ratios between 1.2 and 1.5 to 1 on certain of its loans. The fixed charge coverage ratios are computed quarterly based upon financial results for the preceding twelve months. At the end of fiscal 2005 the Company was not in compliance with the consolidated ratio or with the individual restaurant ratios relating to a substantial portion of its debt and waivers of the fixed charge coverage ratio violations were not obtained from the lenders. Due to noncompliance with the fixed charge coverage ratios and as required by Emerging Issues Task Force No. 86-30, the Company classified all of its debt as current as of February 27, 2005. As of November 6, 2005, the Company was in compliance with the consolidated ratio of 1.2 to 1 for all of its debt but was not in compliance with the unit level ratios relating to $12,101,000 of its debt. The

Company has obtained waivers of the violations from the applicable lenders as of November 6, 2005, in which the lenders agree to forebear exercising their rights and remedies through the following twelve months. Based on projected operating results, the Company believes that it will comply with the terms of the waivers throughout the forbearance period and accordingly has classified its debt as long-term as of November 6, 2005. Based upon financial results for the thirty-six weeks ended November 6, 2005 management anticipates that the Company will continue to achieve the required consolidated fixed charge coverage ratio of 1.2 to 1 regarding all of its mortgage loans but may not achieve the individual restaurant coverage ratios between 1.2 to 1 and 1.5 to 1 on certain of its loans for the fiscal year ending February 26, 2006. If the Company does not comply with debt covenants in the future, and if future waivers are not obtained, the lenders will have certain remedies available to them which could include calling of the debt or acceleration of payments. Noncompliance with the requirements of the Company’s mortgage debt, if not waived, could also trigger cross-default provisions of other debt agreements.
Market Risk Exposure
     The Company’s existing borrowings are at fixed interest rates, and accordingly the Company does not have market risk exposure for fluctuations in interest rates. The Company does not enter into derivative financial instruments for trading or speculation purposes. As a result, the Company believes that its market risk exposure is not material to the Company’s financial position, liquidity or results of operations.
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
     Safe Harbor Statements. This document contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The statements include those identified by such words as “may,” “will,” “expect” “anticipate,” “believe,” “plan” and other similar terminology. The “forward-looking statements” reflect the Company’s current expectations and are based upon data available at the time of the statements. Actual results involve risks and uncertainties, including both those specific to the Company and general economic and industry factors. Factors specific to the Company include, but are not limited to, its debt covenant compliance and actions that lenders may take with respect to any debt covenant violations.
     Economic and industry risks and uncertainties include, but are not limited, to, franchisor promotions, business and economic conditions, legislation and governmental regulation, competition, success of operating initiatives and advertising and promotional efforts, volatility of commodity costs and increases in minimum wage and other operating costs, availability and cost of land and construction, consumer preferences, spending patterns and demographic trends. If an outbreak of the Avian Flu were to occur within the United States there could be an adverse impact the revenues of the Company.
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

Morgan’s Foods, Inc.

(Registrant)

Dated: December 21, 2005	By:	/s/ Kenneth L. Hignett
Kenneth L. Hignett
Senior Vice President, Chief Financial Officer & Secretary