Form 10-K
period 2006-02-26
MORGANS FOODS INC
filed 2006-06-15
CIK 68145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15 (d)
of the Securities Exchange Act of 1934
For the fiscal year ended February 26, 2006
Commission file number 1-08395
MORGAN’S FOODS, INC.

(Exact name of registrant as specified in its charter)

Ohio	34-0562210

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
24200 Chagrin Boulevard, Suite 126, Beachwood, OH 44122

(Address of principal executive officers) (Zip Code)

Registrant’s telephone number, including area code:	(216) 360-7500

Securities registered pursuant to Section 12 (b) of the Act:

Name of each exchange on
Title of each class	which registered

Common Shares, Without Par Value Securities registered pursuant to Section 12 (g) of the Act: None	American Stock Exchange
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
     Large accelerated filer ☐            Accelerated filer ☐            Non-accelerated filer ☑
     Indicate by check mark whether the registration is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of August 14, 2005, the aggregate market value of the common stock held by nonaffiliates of the Registrant was $6,204,534.
     As of May 10, 2006, the Registrant had 2,718,495 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Part III incorporates by reference certain information from the definitive Proxy Statement to security holders for the 2006 annual meeting, to be filed with the Securities and Exchange Commission on or before June 26, 2006.

MORGAN’S FOODS, INC.
PART I
Explanatory Note
     In preparing the fiscal 2006 financial statements, we determined that for book purposes our deferred tax asset valuation allowance at March 2, 2003 was understated by approximately $481,000 because of the incorrect use of deferred tax liabilities associated with indefinite lived intangible assets to reduce the amount of valuation allowance computed for deferred tax assets. The error also had the effect of understating income tax expense by approximately $283,000 and $285,000 for the years ended February 27, 2005 and February 29, 2004, respectively. The Company has corrected the error by restating its accumulated deficit at March 2, 2003, the fiscal 2005 and 2004 consolidated financial statements and accompanying notes to the consolidated financial statements, and quarterly data for fiscal 2005 and the first three quarters of fiscal 2006. We also restated other related financial data presented in Items 6, 7, and 15 of this Annual Report on Form 10-K which include Selected Financial Data, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 1. Business.
     General. Morgan’s Foods, Inc. (“the Company”) operates through wholly-owned subsidiaries KFC restaurants under franchises from KFC Corporation, Taco Bell restaurants under franchises from Taco Bell Corporation, Pizza Hut Express restaurants under licenses from Pizza Hut Corporation and an A&W restaurant under a license from A&W Restaurants, Inc. As of May 26, 2006, the Company operates 72 KFC restaurants, 7 Taco Bell restaurants, 14 KFC/Taco Bell “2n1’s” under franchises from KFC Corporation and franchises or licenses from Taco Bell Corporation, 3 Taco Bell/Pizza Hut Express “2n1’s” under franchises from Taco Bell Corporation and licenses from Pizza Hut Corporation, 1 KFC/Pizza Hut Express “2n1” under a franchise from KFC Corporation and a license from Pizza Hut Corporation and 1 KFC/A&W “2n1” operated under a franchise from KFC Corporation and a license from A&W Restaurants, Inc. The Company’s fiscal year is a 52 — 53 week year ending on the Sunday nearest the last day of February.
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
     Of the 98 KFC, Taco Bell and “2n1” restaurants operated by the Company as of May 26, 2006, 16 are

MORGAN’S FOODS, INC.
PART I (cont’d)
located in Ohio, 58 in Pennsylvania, 13 in Missouri, 2 in Illinois, 7 in West Virginia and 2 in New York. The Company was one of the first KFC Corporation franchisees and has operated in excess of 20 KFC franchises for more than 25 years. Operations relating to these units are seasonal to a certain extent, with higher sales generally occurring in the summer months.
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

MORGAN’S FOODS, INC.
PART I (cont’d)
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
     Government Regulation. The Company is subject to various federal, state and local laws affecting its business. Each of the Company’s restaurants must comply with licensing and regulation by a number governmental authorities, which include health, sanitation, safety and fire agencies in the state or municipality in which the restaurant is located. To date, the Company has not been significantly affected by any difficulty, delay or failure to obtain required licenses or approvals.
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
     Growth. The Company added no new restaurants in fiscal 2006 or fiscal 2005.
     Employees. As of May 10, 2006, the Company employed approximately 2,063 persons, including 45 administrative and 219 managerial employees. The balance are hourly employees, most of whom are part-time. None of the restaurant employees are represented by a labor union. The Company considers its employee relations to be satisfactory.
Item 1A. Risk Factors.
     The Company faces a variety of risks inherent in general business and in the restaurant industry

MORGAN’S FOODS, INC.
PART I (cont’d)
specifically, including operational, legal, regulatory and product risks. Management discusses below certain significant factors that could adversely affect the operations and results of the Company. Other factors may exist that the Company cannot anticipate or that the Company does not consider to be significant based upon information which is available currently.
     Due to the Company’s reliance on poultry in its menu items, an outbreak of the Avian Influenza in the United States could cause a shortage of chicken or could cause unreasonable panic in the public related to the consumption of chicken products, either of which would likely have a significant adverse impact on the Company’s business. The Company faces significant image enhancement and relocation requirements in future fiscal years as described under “Other Contractual Obligations and Commitments” in Part II of this report. There is no assurance that the Company will be able to obtain sale/leaseback or debt financing on terms which it finds reasonably acceptable to fund these obligations when due. Lack of acceptable financing could have a material adverse affect on the operations of the Company, including the loss of restaurants subject to enhancement or relocation requirements under applicable franchise agreements.
Item 1B. Unresolved Staff Comments.
     None.
Item 2. Properties.
     The Company leases approximately 6,000 square feet of space for its headquarters in Cleveland, OH. The lease expires August 31, 2006 and the rent under the current term is $8,600 per month. The Company also leases space for a regional office in Youngstown, OH, which is used to assist in the operation of the KFC, Taco Bell and “2n1” restaurants.
     Of the 98 KFC, Taco Bell and “2n1” restaurants, the Company owns the land and building for 56 locations, owns the building and leases the land for 23 locations and leases the land and building for 19 locations. 56 of the owned properties are subject to mortgages. Additionally, the Company leases the land and building for one closed location and owns the land and building for two closed locations which are subject to mortgages, all three of which are leased to an operator of an independent local restaurant concept. Remaining lease terms (including renewal options) range from 1 to 29 years and average approximately 12 years. These leases generally require the Company to pay taxes and utilities, to maintain casualty and liability insurance, and to keep the property in good repair. The Company pays annual rent for each leased KFC, Taco Bell or “2n1” restaurant in amounts ranging from $19,000 to $95,000. In addition, 15 of these leases require payment of additional rentals based on a percentage of gross sales in excess of certain base amounts. Sales for 9 KFC, Taco Bell and “2n1” restaurants exceeded the respective base amounts in fiscal 2006.
     The Company believes that its restaurants are generally efficient, well equipped and maintained and in good condition.

MORGAN’S FOODS, INC.
PART I (cont’d)
Item 3. Legal Proceedings.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     There were no matters submitted to security holders for a vote during the last quarter of the Company’s fiscal year ended February 26, 2006.
Executive Officers of the Company
     The Executive Officers and other Officers of the Company are as follows:

Name	Age	Position with Registrant	Officer Since
Executive Officers:

Leonard R. Stein-Sapir	67	Chairman of the Board and Chief Executive Officer	April 1989

James J. Liguori	57	President and Chief Operating Officer	June 1979

Kenneth L. Hignett	59	Senior Vice President- Chief Financial Officer & Secretary	May 1989

Other Officers:

Barton J. Craig	57	Senior Vice President- General Counsel	January 1994

Vincent J. Oddi	63	Vice President- Restaurant Development	September 1979

Ramesh J. Gursahaney	57	Vice President- Operations	January 1991
     Officers of the Company serve for a term of one year and until their successors are elected and qualified, unless otherwise specified by the Board of Directors. Any officer is subject to removal with or without cause, at any time, by a vote of a majority of the Board of Directors.

MORGAN’S FOODS, INC.
PART II
     Item 5. Market for the Company’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
     The Company’s Common Shares are traded over the counter under the symbol “MRFD”. The following table sets forth, for the periods indicated, the high and low sales prices of the Common Shares as reported.

	Price Range
	High	Low
Year ended February 26, 2006:

1st Quarter	$1.60	$.90
2nd Quarter	4.25	1.60
3rd Quarter	6.30	4.50
4th Quarter	8.00	4.50

Year ended February 27, 2005:

1st Quarter	$2.20	$1.90
2nd Quarter	1.90	.95
3rd Quarter	1.01	.60
4th Quarter	1.05	.75
     As of May 10, 2006, the Company had approximately 919 shareholders of record. The Company has paid no dividends since fiscal 1975.

MORGAN’S FOODS, INC.
PART II (cont’d)
Item 6. Selected Financial Data.
     The following selected financial information for each of the five fiscal years in the period ended February 26, 2006, is derived from, and qualified in its entirety by, the consolidated financial statements of the Company. The following selected financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included elsewhere in this report.
Dollars in thousands except per share amounts.

	Years Ended
	February 26,	February 27,	February 29,	March 2,	March 3,
	2006	2005	2004	2003	2002
		(as restated)(2)	(as restated)(2)	(as restated)(2)
Revenues	$87,457	$80,960	$81,738	$82,326	$84,930
Cost of sales:
Food, paper and beverage	27,146	25,222	24,712	25,645	25,987
Labor and benefits	23,186	22,803	22,816	22,329	22,155
Restaurant operating expenses	22,190	21,015	21,320	21,018	21,805
Depreciation and amortization	3,254	3,419	3,518	3,499	3,866
General and administrative expenses	5,133	4,870	5,574	5,749	5,209
Loss (gain) on restaurant assets	(715)	574	567	551	215

Operating income	7,263	3,057	3,231	3,535	5,693
Net income (loss)	3,437	(2,141)	(1,579)	(1,673)	602
Basic net income (loss) per common share (1)	$1.26	$(.79)	$(.58)	$(.62)	$.21
Diluted net income (loss) per common share (1)	$1.24	$(.79)	$(.58)	$(.62)	$.21
Working capital (deficiency)	$(3,178)	$(46,048)	$(3,999)	$(3,111)	$(1,312)
Total assets	50,751	48,790	52,672	56,025	60,253
Long-term debt	37,357	—	43,370	46,113	48,563
Long-term capital lease obligations	1,194	368	379	436	544
Shareholders’ deficiency	(2,186)	(5,623)	(3,482)	(1,903)	(197)

(1)	Computed based upon the basic weighted average number of common shares outstanding during each year, which were 2,718,495 in 2006, 2,718,495 in 2005, 2,718,441 in 2004, 2,720,182 in 2003 and 2,851,160 in 2002 and the diluted weighted average number of common and common equivalent shares outstanding during each year, which were 2,778,524 in 2006, 2,718,495 in 2005, 2,718,441 in 2004, 2,720,182 in 2003 and 2,853,789 in 2002.

(2)	The Company has restated its consolidated financial statements for the fiscal years ended February 27, 2005, February 29, 2004 and March 2, 2003 to correct an error in computing the deferred tax asset valuation allowance. See note 2 to the financial statements included elsewhere herein.

MORGAN’S FOODS, INC.
PART II (cont’d)
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following Management’s Discussion and Analysis gives effect to the restatement discussed in Note 2 to the consolidated financial statements.
     Results of Operations. During fiscal 2004 through 2006 the Company operated KFC franchised restaurants, Taco Bell franchised restaurants and various “2n1” restaurants which include the KFC, Taco Bell, Pizza Hut and A&W concepts in the states of Illinois, Missouri, Ohio, Pennsylvania, West Virginia and New York. The average number of restaurants in operation during each fiscal year was 99 in 2006, 101 in 2005 and 103 in 2004.
Summary of Expenses and Operating Income as a Percentage of Revenues

	2006	2005	2004
Cost of sales:
Food, paper and beverage	31.0%	31.2%	30.2%
Labor and benefits	26.5%	28.2%	27.9%
Restaurant operating expenses	25.4%	26.0%	26.1%
Depreciation and amortization	3.7%	4.2%	4.3%
General and administrative expenses	5.9%	6.0%	6.8%
Operating income	8.3%	3.8%	4.0%
     Revenues. Revenue was $87,457,000 in fiscal 2006, an increase of $6,497,000 or 8.0% compared to fiscal 2005. The $6,497,000 increase in restaurant revenues during fiscal 2006 was due mainly to an 8.5% increase in comparable restaurant revenues resulting from continuing effective promotions from the franchisors and $891,000 in revenues lost from locations that were closed for the repair of damages during fiscal 2005. The increases were partially offset by $957,000 in revenues being lost in fiscal 2006 due to the permanent closing of 3 locations in fiscal 2005 and 1 location in fiscal 2006. Revenue was $80,960,000 in fiscal 2005, a decrease of $778,000 or 1.0% compared to fiscal 2004. The decrease in restaurant revenues during fiscal 2005 was due mainly to $997,000 in revenues being lost due to the permanent closing of three restaurants and $558,000 in revenues being lost as a result of two restaurants being closed due to damages resulting from the Hurricane Ivan storm system and one restaurant being closed for damages resulting from a fire. Revenue was also adversely affected early in fiscal 2005 by a failed new product introduction by the Company’s KFC franchisor but more effective promotions later in the year contributed to a 1.0% increase in comparable restaurant revenues for the full fiscal 2005 year.
     Revenues for the 16 weeks ended February 26, 2006 were $25,133,000, an increase of $1,497,000, primarily the result of a 5.4% increase in comparable restaurant revenues. This increase was due to successful product promotions including the KFC value meals, variety bucket and the wings flavor station promotion. These revenue increases were partially offset by the decreases in revenues caused by the restaurants either temporarily or permanently closed as discussed above. Revenues for the 16 weeks ended February 27, 2005 were $23,636,000, an increase of $771,000 primarily the result of a 7.0% increase in comparable restaurant revenues. This increase was due to successful product promotions. These revenue increases were partially offset by the loss of revenue caused by the restaurants either permanently or temporarily closed as discussed above.

MORGAN’S FOODS, INC.
PART II (cont’d)
     Cost of Sales — Food, Paper and Beverage. Food, paper and beverage costs were $27,146,000 or 31.0% of revenues in fiscal year 2006 compared to $25,222,000 or 31.2% in fiscal year 2005. The decrease as a percentage of sales was primarily caused by increased efficiencies due to higher average restaurant volumes but partially offset by higher delivery costs due to fuel surcharges. Food, paper and beverage costs were $25,222,000 or 31.2% of revenues in fiscal year 2005 compared to $24,712,000 or 30.2% in fiscal 2004. This increase was primarily the result of increased commodity costs.
     For the fourth quarter of fiscal 2006, food, paper and beverage costs increased as a percentage of revenues to 31.1% from 30.3% in the fourth quarter fiscal 2005. The increase of 0.8% of revenues was primarily due to increased fuel surcharges for the delivery of food supplies partially offset by improved efficiencies due to higher restaurant volumes in the fiscal 2006 fourth quarter.
     Cost of Sales — Labor and Benefits. Labor and benefits decreased to 26.5% of revenues or $23,186,000 in fiscal 2006 from 28.2% of revenues or $22,803,000 in fiscal 2005 due to significant improvements in labor efficiency related to higher average restaurant volumes and lower health and welfare costs. Labor and benefits increased to 28.2% of revenues or $22,803,000 in fiscal 2005 from 27.9% of revenues or $22,816,000 in fiscal 2004 due to increased labor as a result of hiring for open restaurant management positions which was partially offset by decreased workers’ compensation costs.
     Labor and benefit costs for the fourth quarter of fiscal 2006 decreased to 27.7% of revenues or $6,958,000 compared to 28.2% of revenues or $6,674,000 in fiscal 2005. This percentage decrease was primarily the result of higher average restaurant volumes.
     Restaurant Operating Expenses. Restaurant operating expenses decreased to 25.4% of revenues or $22,190,000 in fiscal 2006 from 26.0% of revenues or $21,015,000 in fiscal 2005. This decrease was primarily the result of higher average restaurant volumes. Restaurant operating expenses were relatively unchanged as a percentage of revenue at $21,015,000 or 26.0% and $21,320,000 or 26.1% in fiscal 2005 and 2004, respectively
     Restaurant operating expenses for the fourth quarter of fiscal 2006 decreased to 26.1% of revenues or $6,547,000 from 26.2% of revenues or $6,201,000 in the year earlier quarter. This decrease was primarily the result of higher average restaurant volumes.
     Depreciation and Amortization. Depreciation and amortization decreased slightly to $3,254,000 in fiscal 2006 from $3,419,000 in fiscal 2005 as a result of certain assets becoming fully depreciated during the year. Depreciation and amortization decreased slightly to $3,419,000 in fiscal 2005 compared to $3,518,000 in fiscal 2004 also as a result of certain assets becoming fully depreciated during the year.
     General and Administrative Expenses. General and administrative expenses increased to $5,133,000 or 5.9% of revenues in fiscal 2006 from $4,870,000 or 6.0% of revenues in fiscal 2005 primarily as a result of increased legal and accounting costs incurred during fiscal 2006. General and administrative

MORGAN’S FOODS, INC.
PART II (cont’d)
expenses decreased to $4,870,000 or 6.0% of revenues in fiscal 2005 from $5,574,000 or 6.8% of revenues in fiscal 2004 as a result of decreased wages and benefits of $448,000. Early in the fourth quarter, three senior officers of the Company reduced their salaries and other benefits to near zero while the remainder of the Company’s executive team and some of its management took pay cuts. These salary and benefit reductions reduced expenses during the fourth quarter of fiscal 2005 approximately $300,000. In addition, training expenses were reduced by approximately $77,000, fees for debt covenant violation waivers decreased $80,000 due to fewer waivers being obtained in 2005 and certain occupancy costs were reduced.
     For the fourth quarter of fiscal 2006, general and administrative expenses remained essentially unchanged at $1,441,000 or 5.9% of revenues from $1,361,000 or 5.8% of revenues in the fourth quarter of fiscal 2005.
     Loss (gain) on Restaurant Assets. The Company experienced a gain on restaurant assets of $715,000 in fiscal 2006 compared to a loss of $574,000 in fiscal 2005. The 2006 amount represents the gains on restaurant assets replaced through insurance proceeds received for flood damages. The 2005 amount includes impairment losses of $823,000 on nine restaurants to reduce their carrying values to their estimated fair values. These impairment losses were offset by gains totaling $167,000 which were recognized for property damage insurance proceeds received in excess of the net book value of the related property, and $178,000 for business interruption insurance proceeds received. These insurance proceeds relate to two restaurants damaged from the Hurricane Ivan storm system and one fire-damaged restaurant. Insurance proceeds which will result in a gain are recognized in the financial statements only when such gains are realized, which is generally upon receipt of the proceeds. In fiscal 2004, the Company recorded losses of $313,000 as a result of the disposal of assets during the image enhancement of two restaurants, an increase of $81,000 in the reserve for one previously closed restaurant and the $135,000 loss associated with the unanticipated closing of another restaurant as a result of the landlord terminating the lease in order to use the property for another project.
     In the fourth quarter of fiscal 2006 the Company recorded no significant activity in gains or losses on restaurant assets compared to a gain of $152,000 in the prior year fourth quarter due to the receipt of insurance proceeds.
     Operating Income. Operating income in fiscal 2006 increased to $7,263,000 from $3,057,000 in fiscal 2005 primarily as a result of higher revenues and improved operating efficiencies as discussed above. Operating income in fiscal 2005 decreased to $3,057,000 from $3,231,000 in fiscal 2004 primarily as a result of lower revenues and increased commodity and labor costs which were partially offset by reduced general and administrative expenses and a reduced loss on restaurant assets primarily the result of insurance proceeds received.
     Interest Expense. Interest expense on bank debt and notes payable decreased to $4,078,000 in fiscal 2006 from $4,341,000 in fiscal 2005. Interest expense on bank debt and notes payable decreased to $4,341,000 in fiscal 2005 from $4,578,000 in fiscal 2004. The decreases in interest expense for fiscal 2006

MORGAN’S FOODS, INC.
PART II (cont’d)
and 2005 were the result of principal payments which reduced the outstanding debt balances. Interest expense from capitalized lease debt increased to $89,000 in fiscal 2006 from $45,000 in fiscal 2005 due to the conversion of a previously owned restaurant to a capitalized lease during the 2006 fiscal year.
     Other Income. Other income increased to $154,000 in fiscal 2006 compared to $78,000 in fiscal 2005 primarily due to $34,000 of income from vending machines placed in the Company’s restaurants. Other income decreased to $78,000 in fiscal 2005 from $106,000 in fiscal 2004 as a result of lower interest income due to decreases in both the interest rate earned and the amount of average cash investments.
     Provision for Income Taxes. The provision for income taxes decreased by $1,077,000 to a benefit of $(187,000) in fiscal 2006 compared to fiscal 2005 due to a $1,151,000 change in deferred income taxes primarily as a result of the Company’s judgment regarding the valuation reserve and the realization of the deferred tax asset offset by a current tax accrual of $81,000 in the current year, primarily for alternative minimum taxes compared to a current accrual in fiscal 2005 of $7,000. The provision for income taxes in fiscal year 2005 increased to $890,000 compared to $289,000 in fiscal year 2004 primarily due to the Company’s determination that the valuation allowance should be increased by $600,000 because realization of the deferred tax asset was no longer more likely than not due to continuing significant losses. This change had no effect on the Company’s cash position.
     Liquidity and Capital Resources. Cash flow activity for fiscal 2006 and fiscal 2005 is presented in the Consolidated Statements of Cash Flows. Cash provided by operating activities was $5,922,000 for the year ended February 26, 2006 compared to $3,066,000 for the year ended February 27, 2005. The increase in operating cash flow was primarily the result of the high level of net income for fiscal 2006. Cash provided by operating activities was $3,066,000 for the year ended February 27, 2005 compared to $3,667,000 for the year ended February 29, 2004. The decline in operating cash flow resulted principally from the net loss for the year ended February 27, 2005, reduced funding from supply agreements and changes in operating assets and liabilities related to the timing of payments. The Company paid long-term bank and capitalized lease debt of $3,247,000 in fiscal 2006 compared to payments of $2,901,000 in fiscal 2005. Capital expenditures in fiscal 2006 were $1,502,000, compared to $2,141,000 in fiscal 2005. This decrease is primarily a result of prior year expenditures required to repair the two flood-damaged restaurants and one fire-damaged restaurant discussed previously as well as the replacement of substantially all of the KFC restaurants’ menu boards as required by the KFC franchisor.
     The Company’s debt arrangements require the maintenance of a consolidated fixed charge coverage ratio of 1.2 to 1 regarding all of the Company’s mortgage loans and the maintenance of individual restaurant fixed charge coverage ratios of between 1.2 and 1.5 to 1 on certain of the Company’s mortgage loans. Fixed charge coverage ratios are calculated by dividing the cash flow before rent and debt service for the previous 12 months by the debt service and rent due in the coming 12 months. The consolidated and individual coverage ratios are computed quarterly. At the end of fiscal 2006, the Company was in compliance with the consolidated fixed charge coverage ratio of 1.2. However, at the end of fiscal 2006 the Company was not in compliance with the individual fixed charge coverage ratio on 23 of its restaurant properties and has obtained

MORGAN’S FOODS, INC.
PART II (cont’d)
waivers of these violations. At the end of fiscal 2005 and each of the fiscal 2005 quarters, the Company was not in compliance with the consolidated ratio or with individual restaurant ratios relating to a substantial portion of its debt. As of the end of the third quarter of fiscal 2005 and year ended February 27, 2005, waivers of the fixed charge coverage ratio violations had not been obtained from the lenders. Due to noncompliance with the fixed charge coverage ratios and as required by Emerging Issues Task Force No. 86-30, the Company had classified all of its debt as current as of February 27, 2005 and for the first quarter of fiscal 2006.
     Organizational and Operational Restructuring. The organizational restructuring of November 2004 contained several elements. First, substantial cost reduction measures were put in place for both restaurant and administrative operations. Early in the fourth quarter of fiscal 2005, three senior officers of the Company reduced their salaries and other benefits to near zero while the remainder of the Company’s executive team and some of its management took pay cuts. These adjustments continued, substantially unchanged through fiscal 2006. Second, on November 24, 2004 the Company completed the closure of three unprofitable restaurants (two in the St. Louis market and one in the Pittsburgh market) which improved cash flow in the fourth quarter of fiscal 2005. Last, several members of management were reassigned and several positions were eliminated. Based upon the Company’s improved operations, management believes that the results of the restructuring have been satisfactory.
     Financial Restructuring. Beginning in the second half of fiscal 2005, the Company engaged in discussions with its three primary lenders with the intent of securing short term, temporary reductions in its debt service payments to conserve cash and to allow the Company to execute sale/leaseback financing on a number of its owned restaurant properties. On February 7, 2005, the Company reduced its debt service payments to interest only on loans with one lender representing 50.2% of the principal balance of all of the Company’s loans. Due to the improvement in the Company’s operating performance in early fiscal 2006, the financial restructuring was not deemed by management to be advisable and the initiative was terminated. Upon termination of the initiative, all deferred principal payments were made current and related late payment penalties of $74,000 were paid, putting the Company in good standing relating to all of its loan facilities.
     Market Risk Exposure. The Company’s existing borrowings are at fixed interest rates, and accordingly the Company does not have market risk exposure for fluctuations in interest rates. The Company does not enter into derivative financial investments for trading or speculation purposes. Also, the Company is subject to volatility in food costs as a result of market risk and we manage that risk through the use of longer term purchasing contracts. Our ability to recover increased costs through higher pricing is, at times, limited by the competitive environment in which we operate. As a result, the Company believes that its market risk exposure is not material to the Company’s financial position, liquidity or results of operations.

MORGAN’S FOODS, INC.
PART II (cont’d)
     The Company’s contractual obligations and commitments as of February 26, 2006 were as follows:
(In thousands)

Contractual Obligations	2007	2008	2009	2010	2011	Thereafter	Total
Long-term debt, including current	$3,116	$2,913	$3,046	$3,313	$3,606	$24,479	$40,473
Interest expense on long-term debt	3,662	3,368	3,105	2,801	2,363	8,381	23,680
Capital leases (1)	24	28	33	38	42	1,054	1,219
Operating leases (1)	1,934	1,605	1,554	1,184	909	2,804	9,990

(1)	These amounts do not include contingent rentals based on sales performance.
     Other Contractual Obligations and Commitments.
     For KFC products, the Company is required to pay royalties of 4% of gross revenues and to expend an additional 5.5% of gross revenues on national and local advertising pursuant to its franchise agreements. For Taco Bell products in KFC/Taco “2n1” restaurants operated under license agreements from Taco Bell Corporation and franchise agreements from KFC Corporation, the Company is required to pay royalties of 10% of Taco Bell gross revenues and to make advertising fund contributions of 1/2% of Taco Bell gross revenues. For Taco Bell product sales in restaurants operated under Taco Bell franchises the Company is required to pay royalties of 5.5% of gross revenues and to expend an additional 4.5% of gross revenues on national and local advertising. For Pizza Hut products in Taco Bell/Pizza Hut Express “2n1” restaurants the Company is required to pay royalties of 5.5% of Pizza Hut gross revenues and to expend an additional 4.5% of Pizza Hut gross revenues on national and local advertising. For A&W products in “2n1” restaurants the Company is required to pay royalties of 7% of A&W gross revenues and to expend an additional 4% of A&W gross revenues on national and local advertising. Total royalties and advertising, which are included in the Consolidated Statements of Operations as part of restaurant operating expenses, were $8,591,000, $8,033,000 and $8,083,000 in fiscal 2006, 2005 and 2004, respectively.
     In fiscal year 2000 the Company signed an agreement and prepaid franchise fees of $170,000 which granted it the rights to develop 20 KFC, Taco Bell or KFC “2n1” restaurants in specific geographic areas. Under the agreement five restaurants are required to be developed each year over a four year period. As of February 26, 2006 the Company has developed only five restaurants under this agreement. The status of the development agreements has been discussed with the franchisors and the Company has not been declared in default of the KFC agreement. If the Company should be declared in default on the KFC agreement, it could lose the rights to develop certain KFC restaurants and could forfeit the remaining balance of prepaid franchise fees, which was $60,000 at February 26, 2006. The Company was declared in default under the terms of its Taco Bell development agreement which had a related deposit of $30,000. The Taco Bell franchisor allowed the Company to use $25,000 of the deposits toward other franchise/license agreement

MORGAN’S FOODS, INC.
PART II (cont’d)
extension fees and returned the remaining amount to the Company. The Company believes that noncompliance with the KFC development agreement will not have a material impact on its financial position, results of operations or cash flows.
     The franchise agreements with KFC and Taco Bell Corporation require the Company to upgrade and remodel its restaurants to comply with the franchisors’ current standards within agreed upon timeframes. If a property is of usable size and configuration, the Company can perform an image enhancement to bring the building to the current image of the franchisor. If the property is too small to fit a drive-thru or has some other deficiency, the Company would need to relocate the restaurant to another location within the trade area to meet the franchisor’s requirements. In order to meet the terms and conditions of the franchise agreements, the Company has the following obligations:

	Number
Fiscal Year	of Units		Obligation (1)
2007 image enhancements	6		$1,884,000
2008 image enhancements	10		2,300,000
2008 relocations	1	(2)	1,400,000
2009 image enhancements	10		2,725,000
2010 image enhancements	14		3,650,000
2011 image enhancements	10		2,650,000
2011 relocations	1	(2)	750,000
2014 image enhancements	1		800,000
2015 relocations	4	(2)	5,000,000
2016 relocations	1	(2)	1,400,000
2020 image enhancements	3		2,900,000
2020 relocations	4	(2)	5,700,000

Total	65		$31,159,000

(1)	These amounts are based on current construction cost estimates and actual costs may vary.

(2)	Generally at the time relocation of an existing restaurant is required, the related assets have been depreciated or amortized to a low net book value. If an economically suitable new location cannot be obtained, the Company may choose to close the restaurant and abandon the remaining assets.
     There can be no assurance that the Company will be able to accomplish the image enhancements and relocations required in the franchise agreements on terms acceptable to the Company. If the Company is unable to meet the requirements of a franchise agreement, the franchisor may choose to extend the time allowed for compliance or may terminate the franchise agreement.
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

MORGAN’S FOODS, INC.
PART II (cont’d)
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
     New Accounting Standards. In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), which is an interpretation of SFAS No. 143, “Accounting for Asset Retirement Obligation.” FIN 47 clarifies terminology within SFAS No. 143 and requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have a material impact on the Company’s consolidated balance sheets or statements of operations, shareholders’ equity and cash flows.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 replaces APB No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” and establishes retrospective application as the required method for reporting a change in accounting principle. SFAS 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.
     In June 2005, the FASB’s Emerging Issues Task Force reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements” (“EITF 05-6”). This guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. This guidance was effective for interim reporting periods beginning after June 29, 2005, and is applicable only to leasehold improvements that

MORGAN’S FOODS, INC.
PART II (cont’d)
are purchased or acquired in reporting periods beginning after the effective date. The adoption of EITF 05-6 did not have an impact on the Company’s consolidated balance sheets and statements of operations, shareholders’ equity and cash flows.
     In October 2005, the FASB issued FASB Staff Position No. FAS 13-1. “Accounting for Rental Costs Incurred during a Construction Period” (“FSP 13-1”). The guidance requires rental costs for operating leases during the construction period to be recognized as rental expense. The guidance permits either retroactive or prospective treatment for periods beginning after December 15, 2005. The Company currently complies with this guidance and, therefore, the application of FSP 13-1 is not expected to have a material effect on the Company’s consolidated balance sheets and statements of operations, shareholders’ equity and cash flows.
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
     Safe Harbor Statements. This document contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The statements include those identified by such words as “may,” “will,” “expect” “anticipate,” “believe,” “plan” and other similar terminology. The “forward-looking statements” reflect the Company’s current expectations and are based upon data available at the time of the statements. Actual results involve risks and uncertainties, including both those specific to the Company and general economic and industry factors. Factors specific to the Company include, but are not limited to, its debt covenant compliance, actions that lenders may take with respect to any debt covenant violations, and its ability to obtain waivers of any debt covenant violations and its ability to pay all of its current and long-term obligations.
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

MORGAN’S FOODS, INC.
PART II (cont’d)
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
     The Company’s debt is all at fixed interest rates, not publicly traded and there are very few, if any, lenders or financing transactions for similar debt in the marketplace at this time. The Company is subject to volatility in food costs as a result of market risk and we manage that risk through the use of longer term purchasing contracts. Our ability to recover increased costs through higher pricing is, at times, limited by the competitive environment in which we operate.
Item 8. Financial Statements and Supplementary Data.
     The Consolidated Financial Statements of the Company are set forth in Item 15 of this Report.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
     None.
Item 9A. Controls and Procedures
     The effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) was evaluated as of the date of the financial statements. This evaluation was carried out under the supervision of and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer. Based on that evaluation, management concluded that as of February 26, 2006 the Company did not maintain effective internal controls over financial reporting because of a material weakness in its internal controls over accounting for income taxes, including the calculation of deferred tax asset valuation allowances, which resulted in the Company having to restate its consolidated financial statements as described in Note 2 to the consolidated financial statements included elsewhere herein. Because of the material weakness, management concluded that disclosure controls and procedures were not effective as of February 26, 2006. Notwithstanding the existence of such material weakness, management has concluded that the consolidated financial statements included in this Form 10-K fairly present in all material respects the Company’s financial condition as of February 26, 2006 and February 27, 2005 and the results of operations and cash flows for each of the three years ended February 26, 2006, February 27, 2005 and February 29, 2004.
     To remediate the material weakness in controls over the Company’s accounting for income taxes, the Company has determined that it will engage an independent registered public accounting firm (other than its auditors, Deloitte & Touche LLP) to perform an analysis of its internal controls over accounting for and disclosure of income taxes and will implement recommendations that result from such analysis. There were no significant changes in internal controls or in other factors in the fiscal quarter ended February 26, 2006 that could significantly affect these controls.
Item 9B. Other Information
     None.

MORGAN’S FOODS, INC.
PART III
Item 10. Directors and Executive Officers of the Registrant.
     Information on Directors of the Company is incorporated herein by reference to the definitive Proxy Statement to security holders for the 2006 annual meeting to be filed with the Securities and Exchange Commission on or before June 26, 2006.
     Information regarding the Executive Officers of the Company is reported in a separate section captioned “Executive Officers of the Company” included in Part I hereof.
Item 11. Executive Compensation.
     Information on executive compensation is incorporated herein by reference to the definitive Proxy Statement to security holders for the 2006 annual meeting to be filed with the Securities and Exchange Commission on or before June 26, 2006.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
     Information on security ownership of certain beneficial owners, officers and directors is incorporated herein by reference to the definitive Proxy Statement to security holders for the 2006 annual meeting to be filed with the Securities and Exchange Commission on or before June 26, 2006.
Item 13. Certain Relationships and Related Transactions.
     Information on certain relationships and related transactions is incorporated herein by reference to the definitive Proxy Statement to security holders for the 2006 annual meeting to be filed with the Securities and Exchange Commission on or before June 26, 2006.
Item 14. Principal Accountant Fees and Services.
     Information on Principal accountant fees and services is incorporated herein by reference to the definitive Proxy Statement to security holders for the 2006 annual meeting to be filed with the Securities and Exchange Commission on or before June 26, 2006.

MORGAN’S FOODS, INC.
PART IV
Item 15. Exhibits and Financial Statement Schedules.
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

MORGAN’S FOODS, INC.
INDEX TO FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES
ITEM 15 (a) 1 and 2
Item 15 (a) 1

Page
Reference
Report of Independent Registered Public Accounting Firm	22

Consolidated Balance Sheets at February 26, 2006 and February 27, 2005 (as restated)	23

Consolidated Statements of Operations for the years ended February 26, 2006, February 27, 2005 (as restated) and February 29, 2004 (as restated)	24

Consolidated Statements of Shareholders’ Equity (Deficiency) for the years ended February 26, 2006, February 27, 2005 (as restated) and February 29, 2004 (as restated)	25

Consolidated Statements of Cash Flows for the years ended February 26, 2006, February 27, 2005 (as restated) and February 29, 2004 (as restated)	26

Notes to Consolidated Financial Statements	27
Item 15 (a) 2
     All schedules normally required by Form 10-K are not required under the related instructions or are inapplicable, and therefore are not presented.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
Morgan’s Foods, Inc.
Cleveland, Ohio
We have audited the accompanying consolidated balance sheets of Morgan’s Foods, Inc. and subsidiaries (the “Company”) as of February 26, 2006 and February 27, 2005 and the related consolidated statements of operations, shareholders’ equity (deficiency), and cash flows for each of the three years in the period ended February 26, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Morgan’s Foods, Inc. and subsidiaries at February 26, 2006 and February 27, 2005 and the results of their operations and their cash flows for each of the three years in the period ended February 26, 2006 in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 2, the accompanying financial statements for the years ended February 27, 2005 and February 29, 2004 have been restated.
/s/ Deloitte & Touche LLP
Cleveland, Ohio
June 14, 2006

MORGAN’S FOODS, INC.
Consolidated Balance Sheets
February 26, 2006 and February 27, 2005 (as restated)

	2006	2005
		(as restated
		see Note 2)
ASSETS

Current assets:
Cash and equivalents	$6,415,000	$3,654,000
Receivables	332,000	392,000
Inventories	643,000	588,000
Prepaid expenses	856,000	589,000

	8,246,000	5,223,000

Property and equipment (Notes 6 and 7):
Land	10,462,000	10,662,000
Buildings and improvements	19,688,000	19,423,000
Property under capital leases	1,298,000	435,000
Leasehold improvements	7,436,000	7,210,000
Equipment, furniture and fixtures	19,964,000	19,428,000
Construction in progress	55,000	189,000

	58,903,000	57,347,000
Less accumulated depreciation and amortization	28,678,000	25,740,000

	30,225,000	31,607,000
Other assets	925,000	1,040,000
Deferred tax assets (Note 9)	550,000	—
Franchise agreements	1,578,000	1,693,000
Goodwill	9,227,000	9,227,000

	$50,751,000	$48,790,000

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)

Current liabilities:
Long-term debt, current (Note 6)	$3,116,000	$43,682,000
Current maturities of capital lease obligations (Note 7)	24,000	13,000
Accounts payable	4,308,000	4,034,000
Accrued liabilities (Note 5)	3,976,000	3,542,000

	11,424,000	51,271,000
Long-term debt (Note 6)	37,357,000	—
Long-term capital lease obligations (Note 7)	1,194,000	368,000
Other long-term liabilities	1,631,000	1,725,000
Deferred tax liabilities (Note 9)	1,331,000	1,049,000

Commitments and contingencies (Notes 6 and 7)

SHAREHOLDERS’ EQUITY (DEFICIENCY)

Preferred shares, 1,000,000 shares authorized, no shares outstanding
Common Stock:
Authorized shares - 25,000,000
Issued shares - 2,969,405	30,000	30,000
Treasury shares - 250,910 in 2006 and 2005	(284,000)	(284,000)
Capital in excess of stated value	28,829,000	28,829,000
Accumulated deficit	(30,761,000)	(34,198,000)

Total shareholders’ deficiency	(2,186,000)	(5,623,000)

	$50,751,000	$48,790,000

See notes to consolidated financial statements.

MORGAN’S FOODS, INC.
Consolidated Statements of Operations
Years Ended February 26, 2006, February 27, 2005 (as restated) and February 29, 2004 (as restated)

	2006	2005	2004
		(as restated	(as restated
		See Note 2)	see Note 2)
Revenues	$87,457,000	$80,960,000	$81,738,000

Cost of sales:
Food, paper and beverage	27,146,000	25,222,000	24,712,000
Labor and benefits	23,186,000	22,803,000	22,816,000
Restaurant operating expenses	22,190,000	21,015,000	21,320,000
Depreciation and amortization	3,254,000	3,419,000	3,518,000
General and administrative expenses	5,133,000	4,870,000	5,574,000
Loss (gain) on restaurant assets (Note 3)	(715,000)	574,000	567,000

Operating income	7,263,000	3,057,000	3,231,000
Interest expense:
Bank debt and notes payable	(4,078,000)	(4,341,000)	(4,578,000)
Capital leases	(89,000)	(45,000)	(49,000)
Other income and expense, net	154,000	78,000	106,000

Income (loss) before income taxes	3,250,000	(1,251,000)	(1,290,000)
Provision (credit) for income taxes (Note 9)	(187,000)	890,000	289,000

Net income (loss)	$3,437,000	$(2,141,000)	$(1,579,000

Basic net income (loss) per common share:	$1.26	$(.79)	$(.58)

Diluted net income (loss) per common share:	$1.24	$(.79)	$(.58)

See notes to consolidated financial statements.

MORGAN’S FOODS, INC.
Consolidated Statements of Shareholders’ Equity (Deficiency)
Years Ended February 26, 2006, February 27, 2005 (as restated) and February 29, 2004

							Total
					Capital in		Shareholders’
	Common Shares		Treasury Shares		excess of	Accumulated	Equity
	Shares	Amount	Shares	Amount	stated value	Deficit	(Deficiency)
Balance, March 2, 2003 (as originally reported)	2,969,405	$30,000	(250,964)	$(284,000)	$28,829,000	$(29,997,000)	$(1,422,000)
Adjustment, March 2, 2003 (see Note 2)	—	—	—	—	—	$(481,000)	$(481,000)
Balance, March 2, 2003 (as restated see Note 2)	2,969,405	$30,000	(250,964)	$(284,000)	$28,829,000	$(30,478,000)	$(1,903,000)
Net loss	—	—	—	—	—	(1,579,000)	$(1,579,000)

Balance, February 29, 2004 (as restated see Note 2)	2,969,405	$30,000	(250,964)	$(284,000)	$28,829,000	$(32,057,000)	(3,482,000)
Net loss	—	—	—	—	—	(2,141,000)	(2,141,000)
Adjustment of treasury shares (Note 10)	—	—	54	—	—	—	—

Balance, February 27, 2005 (as restated see Note 2)	2,969,405	$30,000	(250,910)	$(284,000)	$28,829,000	$(34,198,000)	$(5,623,000)
Net income	—	—	—	—	—	3,437,000	3,437,000
Balance February 26, 2006	2,969,405	$30,000	(250,910)	$(284,000)	$28,829,000	$(30,761,000)	$(2,186,000)

See notes to consolidated financial statements.

MORGAN’S FOODS, INC.
Consolidated Statements of Cash Flows
Years Ended February 26, 2006, February 27, 2005 (as restated), and February 29, 2004 (as restated)

	2006	2005	2004
		(as restated	(as restated
		see Note 2)	see Note 2)
Cash flows from operating activities:
Net income (loss)	$3,437,000	$(2,141,000)	$(1,579,000)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	3,254,000	3,419,000	3,518,000
Amortization of deferred financing costs	115,000	121,000	134,000
Amortization of supply agreement advances (Note 1)	(712,000)	(709,000)	(845,000)
Funding from supply agreements (Note 1)	626,000	641,000	1,200,000
Decrease (increase) in tax assets	(550,000)	600,000	—
Increase in tax liabilities	282,000	283,000	285,000
Loss (gain) on restaurant assets	(715,000)	574,000	567,000
Business interruption insurance proceeds	30,000	152,000	—
Changes in assets and liabilities:
Decrease (Increase) in receivables	60,000	(150,000)	58,000
Increase in inventories	(46,000)	(15,000)	(81,000)
Decrease (Increase) in prepaid expenses	(267,000)	(265,000)	238,000
Decrease in other assets	—	25,000	6,000
Increase in accounts payable	274,000	392,000	449,000
Increase (Decrease) in accrued liabilities	134,000	139,000	(283,000)

Net cash provided by operating activities	5,922,000	3,066,000	3,667,000

Cash flows from investing activities:
Capital expenditures	(1,502,000)	(2,141,000)	(1,170,000)
Insurance proceeds	694,000	588,000	—
Purchase of franchise agreement	(30,000)	(25,000)	(35,000)
Redemption (purchase) of short term investment	—	300,000	(300,000)

Net cash used in investing activities	(838,000)	(1,278,000)	(1,505,000)

Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of financing costs	12,000	414,000	—
Principal payments on long-term debt	(3,221,000)	(2,845,000)	(2,603,000)
Proceeds from sale leaseback	912,000	—	—
Principal payments on capital lease obligations	(26,000)	(56,000)	(107,000)

Net cash used in financing activities	(2,323,000)	(2,487,000)	(2,710,000)

Net change in cash and equivalents	2,761,000	(699,000)	(548,000)
Cash and equivalents, beginning balance	3,654,000	4,353,000	4,901,000

Cash and equivalents, ending balance	$6,415,000	$3,654,000	$4,353,000

See notes to consolidated financial statements.

MORGAN’S FOODS, INC.
Notes to Consolidated Financial Statements
February 26, 2006, February 27, 2005 (as restated), and February 29, 2004 (as restated)
Note 1. Description of Business and Summary of Significant Accounting Policies.
     Description of Business. Morgan’s Foods, Inc. and its subsidiaries (“the Company”) operate 72 KFC restaurants, 7 Taco Bell restaurants, 14 KFC/Taco Bell “2n1” restaurants, 3 Taco Bell/Pizza Hut Express “2n1” restaurants, 1 KFC/Pizza Hut Express “2n1” and 1 KFC/A&W “2n1”, in the states of Illinois, Missouri, Ohio, Pennsylvania, West Virginia and New York. The Company’s fiscal year is a 52-53 week year ending on the Sunday nearest the last day of February.
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
     Advertising Costs. The Company expenses advertising costs as incurred. Advertising expense was $4,905,000, $4,623,000 and $4,645,000 for fiscal years 2006, 2005 and 2004, respectively.
     Cash and Investments. The Company considers all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents. At February 29, 2004 the Company held a $300,000 certificate of deposit as a restricted short-term investment to secure a letter of credit which expired June 18, 2004.
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

MORGAN’S FOODS, INC.
Notes to Consolidated Financial Statements
February 26, 2006, February 27, 2005 (as restated), and February 29, 2004 (as restated)
     Management assesses the carrying value of property and equipment whenever there is an indication of potential impairment, including quarterly assessments of any restaurant with negative cash flows. If the property and equipment of a restaurant on a held and used basis are not recoverable based upon forecasted, undiscounted cash flows, the assets are written down to their fair value. Management uses a valuation methodology to determine fair value, which is the sum of the restaurant’s business value and real estate value. Business value is determined using a cash flow multiplier based upon market conditions and estimated cash flows of the restaurant. Real estate value is generally determined based upon the discounted market value of implied rent of the owned assets. Management believes the carrying value of property and equipment, after impairment write-downs (see Note 3), will be recovered from future cash flows.
     Deferred Financing Costs. Costs related to the acquisition of long-term debt are capitalized and expensed as interest over the term of the related debt. Amortization expense was $115,000, $121,000 and $134,000 for fiscal years 2006, 2005 and 2004, respectively. The balance of deferred financing costs was $752,000 at February 26, 2006 and $867,000 at February 27, 2005 and is included in other assets in the consolidated balance sheets.
     Franchise Agreements. Franchise agreements are recorded at cost. Amortization is computed on the straight-line method over the term of the franchise agreement. The Company’s franchise agreements are predominantly 20 years in length.
     Goodwill. Goodwill represents the cost of acquisitions in excess of the fair value of identifiable assets. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized, but is subject to assessment for impairment whenever there is an indication of impairment or at least annually as of fiscal year end by applying a fair value based test.
     Advance on Supply Agreements. In conjunction with entering into contracts that require the Company to sell exclusively the specified beverage products for the term of the contract, the Company has received advances from the supplier. The Company amortizes advances on supply agreements as a reduction of food, paper and beverage cost of sales over the term of the related contract using the straight-line method. These advances of $1,190,000 and $1,286,000 at February 26, 2006 and February 27, 2005, respectively, are included in other long-term liabilities in the consolidated balance sheets.
     Lease Accounting. Operating lease expense is recognized on the straight-line basis over the term of the lease for those leases with fixed escalations. The difference between the scheduled amounts and the straight-line amounts is accrued. These accruals of $441,000 and $439,000 at February 26, 2006 and February 27, 2005, respectively, are included in other long-term liabilities in the consolidated balance sheets.
     Income Taxes. The provision for income taxes is based upon income or loss before tax for financial reporting purposes. Deferred tax assets or liabilities are recognized for the expected future tax consequences

MORGAN’S FOODS, INC.
Notes to Consolidated Financial Statements
February 26, 2006, February 27, 2005 (as restated), and February 29, 2004 (as restated)
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
     Stock-Based Compensation. The Company’s outstanding stock options are accounted for using the intrinsic value method, under which compensation cost is measured as the excess, if any, of the quoted market price of the stock at the grant date over the amount an employee must pay to acquire the stock. Had compensation cost for the options granted been determined based on their fair values at the grant dates in accordance with the fair value method of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, the Company’s proforma net income (loss) and earnings (loss) per share would not have differed from the reported amounts for fiscal 2006, 2005 or 2004.
Note 2. Restatement of Fiscal Year 2005 and 2004 Financial Statements.
     In preparing the fiscal 2006 financial statements, the Company determined that the deferred tax asset valuation allowance at March 2, 2003 was understated by $481,000 because of the incorrect use of deferred tax liabilities associated with indefinite lived intangible assets for book purposes to reduce the amount of valuation allowance computed for deferred tax assets. The error also had the effect of understating income tax expense by $283,000 and $285,000 for the years ended February 27, 2005 and February 29, 2004, respectively. As a result, the Company has restated the accompanying fiscal 2005 and 2004 consolidated financial statements to correct the error for the understatement of income tax expense and the related effect of the change on deferred tax assets and deferred tax liabilities. The Company has also made certain other immaterial corrections to its income tax disclosures in Note 9.
     A correction was also made in the presentation of the 2005 consolidated statement of cash flows to allocate the insurance proceeds received between business interruption ($152,000) and property damage ($588,000) with the business interruption portion being classified under cash flows from operations and the property damage portion as cash flows from investing activities where it is an offset to the capital expenditure used to replace the property. Previously, the entire amount was shown under cash flows from investing activities.
     The following tables summarize the impact of the restatement discussed above on the previously issued consolidated financial statements as of February 27, 2005 and for the years ended February 27, 2005 and February 29, 2004.

	As of February 27, 2005
	As Previously
	Reported	Adjustment	As Restated
Consolidated Balance Sheet
Deferred income tax liability	$0	$1,049,000	$1,049,000
Accumulated deficit	(33,149,000)	(1,049,000)	(34,198,000)
Total shareholders’ deficiency	(4,574,000)	(1,049,000)	(5,623,000)

MORGAN’S FOODS, INC.
Notes to Consolidated Financial Statements
February 26, 2006, February 27, 2005 (as restated), and February 29, 2004 (as restated)

	For the Year Ended February 27, 2005
	As Previously
	Reported	Adjustment	As Restated
Consolidated Statement of Operations
Income tax expense	$607,000	$283,000	$890,000
Net loss	(1,858,000)	(283,000)	(2,141,000)
Net loss per share to common stockholders – basic and diluted	(0.68)	(0.11)	(0.79)

	For the Year Ended February 29, 2004
	As Previously
	Reported	Adjustment	As Restated
Consolidated Statement of Operations
Income tax expense	$4,000	$285,000	$289,000
Net loss	(1,294,000)	(285,000)	(1,579,000)
Net loss per share — basic and diluted	(0.48)	(0.10)	(0.58)

	For the Year Ended February 27, 2005
	As Previously
	Reported	Adjustment	As Restated
Consolidated Statement of Cash Flows
Net loss	$(1,858,000)	$(283,000)	$(2,141,000)
Increase in tax liability	—	283,000	283,000
Insurance proceeds, operating activities	—	152,000	152,000
Net cash provided from operating activities	2,914,000	152,000	3,066,000
Insurance proceeds, investing activities	740,000	(152,000)	588,000
Net cash used in investing activities	(1,126,000)	(152,000)	(1,278,000)

	For the Year Ended February 29, 2004
	As Previously
	Reported	Adjustment	As Restated
Consolidated Statement of Cash Flows
Net loss	$(1,294,000)	$(285,000)	$(1,579,000)
Increase in tax liability	—	285,000	285,000
Net cash provided from operating activities	3,667,000	—	3,667,000
Note 3. (Gain) Loss on Restaurant Assets.
     During fiscal 2006 the Company recognized a gain of 715,000 and during fiscal 2005 and 2004, the Company recognized losses totaling $574,000 and $567,000, respectively, from the sale, disposal or loss of restaurant assets, the closing of unprofitable restaurants and the impairment of restaurant assets. The 2006 amount includes $694,000 of property damage insurance proceeds. These insurance proceeds relate to two restaurants damaged from the Hurricane Ivan storm system and one fire-damaged restaurant. The 2005 amounts include impairment losses of $823,000 on nine restaurants to reduce their carrying values to their estimated fair values. The impairment losses recognized in fiscal 2005 resulted from management’s determination that future operating cash flows would not fully recover the carrying value of the restaurants’ property and equipment. The fiscal 2005 amounts also include gains recognized totaling $167,000 for

MORGAN’S FOODS, INC.
Notes to Consolidated Financial Statements
February 26, 2006, February 27, 2005 (as restated), and February 29, 2004 (as restated)
     property damage insurance proceeds received in excess of the net book value of the related property, and $178,000 for business interruption insurance proceeds received. One restaurant was closed during fiscal 2006. Three restaurants were closed during fiscal 2005. At February 26, 2006 the accrual for closed restaurants consisted of remaining exit costs for one restaurant and was almost entirely lease termination costs. The closed restaurant did not have a material effect upon the Company’s consolidated results of operations or financial position.
Note 4. Intangible Assets.
     In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and intangibles with indefinite lives are not subject to amortization, but are subject to assessment for impairment whenever there is an indication of impairment or, at least annually as of the Company’s year end by applying a fair value based test. The Company has five reporting units for the purpose of evaluating goodwill impairment which are based on the geographic market areas of its restaurants. These five reporting units are Youngstown, OH, West Virginia, Pittsburgh, PA, St Louis, MO and Erie, PA. The Company has performed the annual goodwill impairment tests during fiscal 2006, 2005 and 2004 and determined that the fair value of each reporting unit was greater than its carrying value at each date.

	Intangible Assets
	As of February 26, 2006		As of February 27, 2005
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Franchise Agreements	$2,420,000	$(842,000)	$2,441,000	$(748,000)
Goodwill	10,593,000	(1,366,000)	10,593,000	(1,366,000)

Total	$13,013,000	$(2,208,000)	$13,034,000	$(2,114,000)

     The Company’s intangible asset amortization expense relating to its franchise agreements was $94,000, $122,000 and $123,000 for fiscal 2006, 2005 and 2004, respectively. The estimated intangible amortization expense for each of the next five years is $125,000.
     The decrease in franchise agreements resulted from a $25,000 reduction associated with the closing of one restaurant which was partially offset by renewals paid on several locations.
Note 5. Accrued Liabilities.
     Accrued liabilities consist of the following at February 26, 2006 and February 27, 2005:

	2006	2005
Accrued compensation	$1,742,000	$1,817,000
Accrued taxes other than income taxes	762,000	820,000
Accrued liabilities related to closed restaurants	221,000	268,000
Deferred gain on sale/leaseback	346,000	—
Other accrued expenses	905,000	637,000

	$3,976,000	$3,542,000

MORGAN’S FOODS, INC.
Notes to Consolidated Financial Statements
February 26, 2006, February 27, 2005 (as restated), and February 29, 2004 (as restated)
Note 6. Debt.
     Debt consists of the following at February 26, 2006 and February 27, 2005:

	2006	2005
Mortgage debt, including interest at 8.3% to 10.6%, through 2021, collateralized by seventy-five restaurants having a net book value at February 26, 2006 of $22,484,000	$39,731,000	$42,127,000

Equipment loans, including interest at 9.9% to 11.1% through October 2007 collateralized by equipment at several KFC restaurants	742,000	1,518,000

Note payable at 8%, including interest through July 2005	—	37,000

	40,473,000	43,682,000
Less long term debt, current	3,116,000	43,682,000

	$37,357,000	$—

     The combined aggregate amounts of scheduled future maturities for all long-term debt as of February 26, 2006, (as described below, all debt has been classified as current in the consolidated balance sheet as of February 27, 2005), are as follows:

2007	$3,116,000
2008	2,913,000
2009	3,046,000
2010	3,313,000
2011	3,606,000
Later years	24,479,000

$40,473,000

     The Company paid interest relating to long-term debt of approximately $3,995,000, $4,262,000, and $4,476,000 in fiscal 2006, 2005 and 2004, respectively.
     The Company’s debt arrangements require the maintenance of a consolidated fixed charge coverage ratio of 1.2 to 1 regarding all of the Company’s mortgage loans and the maintenance of individual restaurant fixed charge coverage ratios of between 1.2 and 1.5 to 1 on certain of the Company’s mortgage loans. Fixed charge coverage ratios are calculated by dividing the cash flow before rent and debt service for the previous 12 months by the debt service and rent due in the coming 12 months. The consolidated and individual coverage ratios are computed quarterly. At the end of fiscal 2006, the Company was in compliance with the consolidated fixed charge coverage ratio of 1.2. However, at the end of fiscal 2006 the Company was not in compliance with the individual fixed charge coverage ratio on 23 of its restaurant properties and has obtained waivers of these violations. At the end of fiscal 2005 and each of the fiscal 2005 quarters, the Company was not in compliance with the consolidated ratio or with individual restaurant ratios relating to a substantial portion of its debt. As of the end of the third quarter of fiscal 2005 and year ended February 27, 2005, waivers

MORGAN’S FOODS, INC.
Notes to Consolidated Financial Statements
February 26, 2006, February 27, 2005 (as restated), and February 29, 2004 (as restated)
of the fixed charge coverage ratio violations had not been obtained from the lenders. Due to noncompliance with the fixed charge coverage ratios and as required by Emerging Issues Task Force No. 86-30, the Company had classified all of its debt as current as of February 27, 2005.
Note 7. Lease Obligations and Other Commitments.
     Property under capital leases at February 26, 2006 and February 27, 2005 are as follows:

	2006	2005
Leased property:
Buildings and Land	$1,298,000	$435,000
Equipment, furniture and fixtures	—	—

Total	1,298,000	435,000
Less accumulated amortization	187,000	127,000

	$1,111,000	$308,000

     On June 13, 2005, the Company sold one of its owned properties to an unrelated party for $985,000 and leased the land and building back under a 20 year lease with two renewal options of five years each. The Company received cash of $967,000 and recorded a deferred gain of $377,000 as a result of the transaction.
     Amortization of leased property under capital leases was $60,000, $57,000 and $131,000 in fiscal 2006, 2005 and 2004, respectively.
     Related obligations under capital leases at February 26, 2006 and February 27, 2005 are as follows:

	2006	2005
Capital lease obligations	$1,218,000	$381,000
Less current maturities	24,000	13,000

Long-term capital lease obligations	$1,194,000	$368,000

     The Company paid interest of approximately $89,000, $45,000 and $49,000 relating to capital lease obligations in fiscal 2006, 2005 and 2004, respectively.
     Future minimum rental payments to be made under capital leases at February 26, 2006 are as follows:

2007	$141,000
2008	142,000
2009	143,000
2010	143,000
2011	144,000
Later years	1,857,000

2,570,000
Less amount representing interest at 10.0%	1,352,000

Total obligations under capital leases	$1,218,000

MORGAN’S FOODS, INC.
Notes to Consolidated Financial Statements
February 26, 2006, February 27, 2005 (as restated), and February 29, 2004 (as restated)
     The Company’s operating leases for restaurant land and buildings are noncancellable and expire on various dates through 2019. The leases have renewal options ranging from 1 to 13 years. Certain restaurant land and building leases require the payment of additional rent equal to an amount by which a percentage of annual sales exceeds annual minimum rentals. Total contingent rentals were $105,000, $71,000 and $64,000 in fiscal 2006, 2005 and 2004, respectively. Future noncancellable minimum rental payments under operating leases at February 26, 2006 are as follows: 2007 — $1,934,000; 2008 — $1,605,000; 2009 — $1,554,000; 2010 — $1,184,000; 2011 — $909,000 and an aggregate $2,804,000 for the years thereafter. Rental expense for all operating leases was $2,134,000, $2,129,000 and $2,191,000 for fiscal 2006, 2005 and 2004, respectively, and is included in restaurant operating expenses in the consolidated statements of operations.
     For KFC products, the Company is required to pay royalties of 4% of gross revenues and to expend an additional 5.5% of gross revenues on national and local advertising pursuant to its franchise agreements. For Taco Bell products in KFC/Taco “2n1” restaurants operated under license agreements from Taco Bell Corporation and franchise agreements from KFC Corporation, the Company is required to pay royalties of 10% of Taco Bell gross revenues and to make advertising fund contributions of 1/2% of Taco Bell gross revenues. For Taco Bell product sales in restaurants operated under Taco Bell franchises the Company is required to pay royalties of 5.5% of gross revenues and to expend an additional 4.5% of gross revenues on national and local advertising. For Pizza Hut products in Taco Bell/Pizza Hut Express “2n1” restaurants the Company is required to pay royalties of 5.5% of Pizza Hut gross revenues and to expend an additional 4.5% of Pizza Hut gross revenues on national and local advertising. For A&W products in “2n1” restaurants the Company is required to pay royalties of 7% of A&W gross revenues and to expend an additional 4% of A&W gross revenues on national and local advertising. Total royalties and advertising, which are included in the consolidated statements of operations as part of restaurant operating expenses, were $8,591,000, $8,033,000 and $8,083,000 in fiscal 2006, 2005 and 2004, respectively.
     In fiscal year 2000 the Company signed an agreement and prepaid franchise fees of $170,000 which granted it the rights to develop 20 KFC, Taco Bell or KFC “2n1” restaurants in specific geographic areas. Under the agreement five restaurants are required to be developed each year over a four year period. As of February 26, 2006 the Company has developed only five restaurants under this agreement. The status of the development agreements has been discussed with the franchisors and the Company has not been declared in default of the KFC agreement. If the Company should be declared in default on the KFC agreement, it could lose the rights to develop certain KFC restaurants and could forfeit the remaining balance of prepaid franchise fees, which was $60,000 at February 26, 2006. The Company was declared in default under the terms of its Taco Bell development agreement which had a related deposit of $30,000. The Taco Bell franchisor allowed the Company to use $25,000 of the deposits toward other franchise/license agreement extension fees and returned the remaining amount to the Company. The Company believes that noncompliance with the KFC development agreement will not have a material impact on its financial position, results of operations or cash flows.
     The franchise agreements with KFC and Taco Bell Corporation require the Company to upgrade and remodel its restaurants to comply with the franchisors’ current standards within agreed upon timeframes. If a

MORGAN’S FOODS, INC.
Notes to Consolidated Financial Statements
February 26, 2006, February 27, 2005 (as restated), and February 29, 2004 (as restated)
property is of usable size and configuration, the Company can perform an image enhancement to bring the building to the current image of the franchisor. If the property is too small to fit a drive-thru or has some other deficiency, the Company would need to relocate the restaurant to another location within the trade area to meet the franchisor’s requirements. In order to meet the terms and conditions of the franchise agreements, the Company has the following obligations:

	Number
Fiscal Year	of Units		Obligation (1)
2007 image enhancements	6		$1,884,000
2008 image enhancements	10		2,300,000
2008 relocations	1	(2)	1,400,000
2009 image enhancements	10		2,725,000
2010 image enhancements	14		3,650,000
2011 image enhancements	10		2,650,000
2011 relocations	1	(2)	750,000
2014 image enhancements	1		800,000
2015 relocations	4	(2)	5,000,000
2016 relocations	1	(2)	1,400,000
2020 image enhancements	3		2,900,000
2020 relocations	4	(2)	5,700,000

Total	65		$31,159,000

(1)	These amounts are based on current construction cost estimates and actual costs may vary.

(2)	Generally at the time relocation of an existing restaurant is required, the related assets have been depreciated or amortized to a low net book value. If an economically suitable new location cannot be obtained, the Company may choose to close the restaurant and abandon the remaining assets.
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
Note 8. Net Income (Loss) Per Common Share.
     Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period which totaled 2,718,495, 2,718,495 and 2,718,441 for fiscal 2006, 2005 and 2004, respectively. Diluted net income (loss) per common share is based on the combined weighted average number of shares outstanding during the period which totaled 2,778,524, 2,718,495 and 2,718,441 for fiscal 2006, 2005 and 2004, respectively. For fiscal years 2005 and 2004, 286,500 options were excluded from the computation of diluted earnings per share due to their antidilutive effect. In computing diluted net income (loss) per common share, the Company has utilized the treasury stock method.

MORGAN’S FOODS, INC.
Notes to Consolidated Financial Statements
February 26, 2006, February 27, 2005 (as restated), and February 29, 2004 (as restated)
Note 9. Income Taxes.
     The current tax provision/benefit consists of federal tax of $69,000 for fiscal 2006 and state and local taxes for fiscal 2006, 2005 and 2004 of $12,000, $7,000 and $4,000, respectively. The deferred tax provision was a benefit of $(268,000) during fiscal 2006 and resulted from a change in the valuation allowance for deferred tax assets offset by an increase in deferred tax liabilities associated with indefinite lived intangible assets for book purposes. The deferred tax provision was $883,000 during fiscal 2005 and resulted from a change in the valuation allowance for deferred tax assets, as described below and an increase in deferred tax liabilities associated with indefinite lived intangible assets. The deferred tax provision was $285,000 during fiscal 2004 and resulted from an increase in deferred tax liabilities associated with indefinite lived intangible assets for book purposes.
     A reconciliation of the provision for income taxes and income taxes calculated at the statutory tax rate of 35% is as follows:

	2006	2005	2004
Tax provision (benefit) at statutory rate	$1,138,000	$(438,000)	$(451,000)
State and local taxes, net of federal benefit	9,000	5,000	3,000
Deferred tax provision-change in valuation allowance	(1,515,000)	1,296,000	683,000
Other	181,000	27,000	54,000

	$(187,000)	$890,000	$289,000

MORGAN’S FOODS, INC.
Notes to Consolidated Financial Statements
February 26, 2006, February 27, 2005 (as restated), and February 29, 2004 (as restated)
     The components of deferred tax assets (liabilities) at February 26, 2006 and February 27, 2005 are as follows:

	2006	2005

Operating loss carryforwards	$1,981,000	$3,054,000
Tax credit carryforwards	125,000	56,000
Property and equipment	2,662,000	2,691,000
Deferred gain on sale/leaseback	145,000	-0-
Accrued expenses not currently deductible	894,000	915,000
Inventory valuation	5,000	5,000
Advance payments	284,000	333,000
Intangible assets	(75,000)	(68,000)
Deferred tax asset valuation allowance	(5,471,000)	(6,986,000)

Net deferred tax asset	$550,000	$-0-

Deferred tax liabilities associated with indefinite lived assets	(1,331,000)	(1,049,000)

Net total deferred taxes	$(781,000)	$(1,049,000)

     The valuation allowance decreased $1,515,000 during fiscal year 2006 principally due to the utilization of operating loss carryforwards and from a change in judgment regarding the realizability of deferred tax assets. The valuation allowance increased $1,296,000 during fiscal year 2005 resulting from a judgment regarding the realizability of deferred tax assets and from timing differences attributable to the depreciation of property and accrued expenses. During fiscal year 2005 management concluded that realization of deferred tax assets was no longer more likely than not due to continuing operating losses. Accordingly an additional valuation allowance was recorded to reduce net deferred tax assets to zero. The valuation allowance increased $683,000 during fiscal year 2004 principally due to the timing difference attributable to the depreciation of property and accrued expenses not currently deductible.
     At February 26, 2006, the Company has federal net operating loss carryforwards which, if not utilized, will expire as follows:

2020	$388,000
2021	863,000
2022	1,085,000
2023	753,000
2024	383,000
2025	1,481,000

Total	$4,953,000

MORGAN’S FOODS, INC.
Notes to Consolidated Financial Statements
February 26, 2006, February 27, 2005 (as restated), and February 29, 2004 (as restated)
     The Company also has alternative minimum tax net operating loss carryforwards of $3,839,000 that will expire, if not utilized, in varying amounts through fiscal 2025. These carryforwards are available to offset up to 90% of alternative minimum taxable income that would otherwise be taxable. As of February 26, 2006, the Company has alternative minimum tax credit carryforwards of $125,000.
Note 10. Stock Options and Shareholders’ Equity.
     On April 2, 1999, the Board of Directors of the Company approved a Stock Option Plan for Executives and Managers. Under the plan 145,500 shares were reserved for the grant of options. The Stock Option Plan for Executives and Managers provides for grants to eligible participants of nonqualified stock options only. The exercise price for any option awarded under the Plan is required to be not less than 100% of the fair market value of the shares on the date that the option is granted. Options are granted by the Stock Option Committee of the Company. Options for the 145,500 shares were granted to executives and managers of the Company on April 2, 1999 at an exercise price of $4.125. The plan provides that the options are exercisable after a waiting period of 6 months and that each option expires 10 years after its date of issue.
     At the Company’s annual meeting on June 25, 1999 the shareholders approved the Key Employees Stock Option Plan. This plan allows the granting of options covering 291,000 shares of stock and has essentially the same provisions as the Stock Option Plan for Executives and Managers which was discussed above. Options for 129,850 shares were granted to executives and managers of the Company on January 7, 2000 at an exercise price of $3.00. Options for 11,500 shares were granted to executives on April 27, 2001 at an exercise price of $.85. As of February 26, 2006, options for 150,000 shares were available for grant.
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
     No options were granted during fiscal years 2006, 2005 or 2004 and there were no changes in outstanding options during these years. As of February 26, 2006, February 27, 2005 and February 29, 2004 there were 286,500 options outstanding and exercisable at a weighted average exercise price of $3.48 per share.
     The following table summarizes information about stock options outstanding at February 26, 2006.

	Number	Average	Number
	Outstanding	Remaining	Exercisable
Exercise Prices	at 2/26/06	Life	at 2/26/06
$0.85	11,500	4.9	11,500
$3.00	129,850	3.9	129,850
$4.13	145,150	3.1	145,150

	286,500	3.5	286,500

MORGAN’S FOODS, INC.
Notes to Consolidated Financial Statements
February 26, 2006, February 27, 2005 (as restated), and February 29, 2004 (as restated)
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
     Effective April 14, 2003 the Company amended its Shareholder Rights Plan to exempt Mr. Stein-Sapir and his affiliates and associates (including Mortgage Information Services, Inc. (“MIS”), a privately-held company controlled by Mr. Stein-Sapir, who also serves as its chief executive officer) from the definition of “Acquiring Person” under the Shareholder Rights Plan unless Mr. Stein-Sapir and his affiliates and associates collectively own 38% or more of the Company’s outstanding Common Shares. As of the end of fiscal 2006, Mr. Stein-Sapir and his affiliates and associates beneficially owned 33.9% of the Company’s outstanding Common Shares. On March 21, 2006 MIS distributed its 444,733 shares of the Company’s common stock to the MIS shareholders as a dividend leaving MIS owning no shares of the Company.
     As of February 27, 2005, the Company issued 54 treasury shares to adjust calculations made by a prior stock transfer agent of fractional shares to be issued in 1997 for a reverse stock split. The effects of this adjustment were not significant to the Company or its shareholders.

MORGAN’S FOODS, INC.
Notes to Consolidated Financial Statements
February 26, 2006, February 27, 2005 (as restated), and February 29, 2004 (as restated)
Note 11. 401(k) Retirement Plan.
     The Company has a 401(k) Retirement Plan in which employees age 21 or older are eligible to participate. The Company matches a percentage of employee contributions. During fiscal 2006, 2005 and 2004, the Company incurred $79,000, $80,000 and $82,000, respectively, in expenses for matching contributions to the plan.
Note 12. Fair Value of Financial Instruments.
     The Company’s debt is reported at historical cost, based upon stated interest rates which represented market rates at the time of borrowing. Due to subsequent declines in credit quality throughout the restaurant industry resulting from weak and volatile operating performance and related declines in restaurant values, the market for fixed rate mortgage debt for restaurant financing is currently extremely limited. The Company’s debt is not publicly traded and there are very few, if any, lenders or financing transactions for similar debt in the marketplace at this time. Consequently, management has not been able to identify a market for fixed rate restaurant mortgage debt with a similar risk profile, and has concluded that it is not practicable to estimate the fair value of the Company’s debt as of February 26, 2006.
Note 13. New Accounting Standards.
     In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), which is an interpretation of SFAS No. 143, “Accounting for Asset Retirement Obligation.” FIN 47 clarifies terminology within SFAS No. 143 and requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have a material impact on the Company’s consolidated balance sheets or statements of operations, shareholders’ equity and cash flows.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 replaces APB No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” and establishes retrospective application as the required method for reporting a change in accounting principle. SFAS 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.
     In June 2005, the FASB’s Emerging Issues Task Force reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements” (“EITF 05-6”). This guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a

MORGAN’S FOODS, INC.
Notes to Consolidated Financial Statements
February 26, 2006, February 27, 2005 (as restated), and February 29, 2004 (as restated)
lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. This guidance was effective for interim reporting periods beginning after June 29, 2005, and is applicable only to leasehold improvements that are purchased or acquired in reporting periods beginning after the effective date. The adoption of EITF 05-6 did not have an impact on the Company’s consolidated balance sheets and statements of operations, shareholders’ equity and cash flows.
     In October 2005, the FASB issued FASB Staff Position No. FAS 13-1. “Accounting for Rental Costs Incurred during a Construction Period” (“FSP 13-1”). The guidance requires rental costs for operating leases during the construction period to be recognized as rental expense. The guidance permits either retroactive or prospective treatment for periods beginning after December 15, 2005. The Company currently complies with this guidance and, therefore, the application of FSP 13-1 is not expected to have a material effect on the Company’s consolidated balance sheets and statements of operations, shareholders’ equity and cash flows.
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
Note 14. Selected Quarterly Financial Data (Unaudited).

	Fiscal 2006 Quarter Ended
	May 22,	August 14,	November 6,	February 26,
	2005	2005	2005	2006
	(as previously	(as previously	(as previously
	reported)	reported)	reported)
Revenues	$20,760,000	$21,558,000	$20,006,000	$25,133,000
Operating costs and expenses, net	18,526,000	19,519,000	18,386,000	23,763,000
Operating income	2,234,000	2,039,000	1,620,000	1,370,000
Net income	1,257,000	1,084,000	694,000	597,000
Basic net income per share	.46	.40	.26	.22
Fully diluted net income per share	.46	.40	.25	.21

MORGAN’S FOODS, INC.
Notes to Consolidated Financial Statements
February 26, 2006, February 27, 2005 (as restated), and February 29, 2004 (as restated)

	Fiscal 2006 Quarter Ended
	May 22,	August 14,	November 6,	February 26,
	2005	2005	2005	2006
	(as restated)	(as restated)	(as restated)
Revenues	$20,760,000	$21,558,000	$20,006,000	$25,133,000
Operating costs and expenses, net	18,526,000	19,519,000	18,386,000	23,763,000
Operating income	2,234,000	2,039,000	1,620,000	1,370,000
Net income	1,192,000	1,019,000	629,000	597,000
Basic net income per share	.44	.37	.23	.22
Fully diluted net income per share	.43	.37	.23	.21

	Fiscal 2005 Quarter Ended
	May 23,	August 15,	November 7,	February 27,
	2004	2004	2004	2005
	(as previously	(as previously	(as previously	(as previously
	reported)	reported)	reported)	reported)
Revenues	$18,343,000	$19,791,000	$19,190,000	$23,636,000
Operating costs and expenses, net	18,160,000	18,692,000	18,887,000	22,164,000
Operating income	183,000	1,099,000	303,000	1,472,000
Net income (loss)	(847,000)	99,000	(1,277,000)	167,000
Basic and diluted net income (loss) per share	(.31)	.04	(.47)	.06

	Fiscal 2005 Quarter Ended
	May 23,	August 15,	November 7,	February 27,
	2004	2004	2004	2005
	(as restated)	(as restated)	(as restated)	(as restated)
Revenues	$18,343,000	$19,791,000	$19,190,000	$23,636,000
Operating costs and expenses, net	18,160,000	18,692,000	18,887,000	22,164,000
Operating income	183,000	1,099,000	303,000	1,472,000
Net income (loss)	(912,000)	34,000	(1,343,000)	80,000
Basic and diluted net income (loss) per share	(.33)	.01	(.49)	.02
     Results for the first, second and third quarters of fiscal 2006 contained gains on restaurant assets of $255,000, $142,000 and $319,000 respectively, resulting from insurance proceeds related to two flooded restaurants and one fire damaged restaurant. Results for the fourth quarter of fiscal 2006 contained no significant gains or losses on restaurant assets. Results for the fourth quarter of fiscal 2005 included a gain on restaurant assets of $152,000 which was primarily the result of the receipt during the fourth quarter of fiscal 2005 of insurance proceeds related to two flooded restaurants and one fire damaged restaurant. Results for all quarters of fiscal 2005 and the first three quarters of fiscal 2006 have been restated to show the effect of the restatement of deferred taxes discussed in Note 2.

MORGAN’S FOODS, INC.
INDEX TO EXHIBITS
Item 14 (a) (3)

Exhibit
Number	Exhibit Description
3.1	Amended Articles of Incorporation, as amended (1)

3.2	Amended Code of Regulations (1)

4.1	Specimen Certificate for Common Shares (2)

4.2	Shareholder Rights Plan (3)

4.3	Amendment to Shareholder Rights Agreement (10)

10.1	Specimen KFC Franchise Agreements (4)

10.2	Specimen Taco Bell Franchise Agreement (5)

10.3	Executive and Manager Nonqualified Stock Option Plan (6)

10.4	Key Employee Nonqualified Stock Option Plan (6)

10.5	Asset Purchase Agreements with Taco Bell Corp. and KFC Corporation and their Various Affiliated Companies (7)

10.6	Form of Mortgage Loan Agreement with Captec Financial Group, Inc. (8)

14	Code of Ethics for Senior Financial Officers (9)

19	Form of Indemnification Contract between Registrant and its Officers and Directors (6)

21	Subsidiaries

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of the Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Senior Vice President, Chief Financial Officer & Secretary pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chairman of the Board and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Senior Vice President, Chief Financial Officer and Secretary pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to Registrant’s Form 10-K for the 1992 fiscal year and incorporated herein by reference.

(2)	Filed as an exhibit to the Registrant’s Registration Statement (No. 33-35772) on Form S-2 and incorporated herein by reference.

(3)	Filed as an exhibit to the Registrant’s Form 8-A dated May 7, 1999 and incorporated herein by reference.

(4)	Filed as an exhibit to the Registrant’s Registration Statement (No. 2-78035) on Form S-1 and incorporated herein by reference.

(5)	Filed as an exhibit to Registrant’s Form 10-K for the 2000 fiscal year and incorporated herein by reference.

(6)	Filed as an exhibit to the Registrant’s Form S-8 filed November 17, 1999 and incorporated herein by reference.

(7)	Filed as an exhibit to Registrant’s Form 8-KA filed September 27, 1999 and incorporated herein by reference.

(8)	Filed as an exhibit to the Registrant’s Form 10-K for the 1996 fiscal year and incorporated herein by reference.

(9)	Filed as an exhibit to the Registrant’s Form 10-K for the 2004 fiscal year and incorporated herein by reference.

(10)	Filed as an exhibit to the Registrant’s Form 8-A/A filed June 9, 2003 and incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Morgan’s Foods, Inc.

Dated: June 14, 2006	/s/	Leonard R. Stein-Sapir

	By:	Leonard R. Stein-Sapir
Chairman of the Board,
Chief Executive Officer & Director
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/	Leonard R. Stein-Sapir	/s/	Lawrence S. Dolin

By:	Leonard R. Stein-Sapir	By:	Lawrence S. Dolin
	Chairman of the Board,		Director
	Chief Executive Officer & Director		Dated: June 14, 2006
Dated: June 14, 2006

/s/	James J. Liguori	/s/	Bahman Guyuron

By:	James J. Liguori	By:	Bahman Guyuron
	Director, President &		Director
	Chief Operating Officer		Dated: June 14, 2006
Dated: June 14, 2006

/s/	Kenneth L. Hignett	/s/	Steven S. Kaufman

By:	Kenneth L. Hignett	By:	Steven S. Kaufman
	Director, Senior Vice President,		Director
	Chief Financial Officer & Secretary		Dated: June 14, 2006
Dated: June 14, 2006

		/s/	Bernard Lerner

		By:	Bernard Lerner Director Dated: June 14, 2006