Form 10-Q
period 2006-05-21
MORGANS FOODS INC
filed 2006-07-12
CIK 68145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	May 21, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	1-08395

Morgan’s Foods, Inc.

(Exact name of registrant as specified in its charter)

Ohio	34-0562210

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

24200 Chagrin Boulevard, Suite 126, Beachwood, Ohio	44122

(Address of principal executive offices)	(Zip Code)
(216) 360-7500

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                     Yes    ✓       No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer ✓
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes No ✓
     As of July 10, 2006, the issuer had 2,718,495 shares of common stock outstanding.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements.
Morgan’s Foods, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
Morgan’s Foods, Inc.
CONSOLIDATED BALANCE SHEETS
(unaudited)
Morgan’s Foods, Inc.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIENCY
(unaudited)
Morgan’s Foods, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS QUARTERS ENDED MAY 21, 2006 AND MAY 22, 2005
Note 1. Summary of Significant Accounting Policies
Note 2. Net Income Per Common Share
Note 3. Gain on Restaurant Assets
Note 4. Debt
Note 5. Restatement
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Summary of Expenses and Operating Income as a Percentage of Revenues
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Item 4. Controls and Procedures.
PART II OTHER INFORMATION
Item 1. Legal Proceedings
Item 1A. Risk Factors
MORGAN’S FOODS, INC. INDEX TO EXHIBITS
SIGNATURES
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I FINANCIAL INFORMATION
Item 1. Financial Statements.
Morgan’s Foods, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Quarter Ended
	May 21, 2006	May 22, 2005
		(as restated see Note 5)
Revenues	$21,101,000	$20,760,000
Cost of sales:
Food, paper and beverage	6,640,000	6,421,000
Labor and benefits	5,495,000	5,344,000
Restaurant operating expenses	5,211,000	5,115,000
Depreciation and amortization	723,000	750,000
General and administrative expenses	1,135,000	1,151,000
Gain on restaurant assets (Note 3)	(6,000)	(255,000)

Operating income	1,903,000	2,234,000
Interest Expense:
Bank debt and notes payable	(919,000)	(995,000)
Capital leases	(27,000)	(11,000)
Other income and expense, net	23,000	29,000

Net income before income taxes	980,000	1,257,000
Provision for income taxes	81,000	65,000

Net income	$899,000	$1,192,000

Basic net income per common share	$.33	$.44

Diluted net income per common share	$.32	$.43

Basic weighted average number of shares outstanding	2,718,495	2,718,495
Diluted weighted average number of shares outstanding	2,806,030	2,721,879
See notes to consolidated financial statements.

Morgan’s Foods, Inc.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	May 21, 2006	February 26, 2006
ASSETS
Current assets:
Cash and equivalents	$7,127,000	$6,415,000
Receivables	328,000	332,000
Inventories	717,000	643,000
Prepaid expenses	737,000	856,000

	8,909,000	8,246,000

Property and equipment:
Land	10,462,000	10,462,000
Buildings and improvements	19,727,000	19,688,000
Property under capital leases	1,298,000	1,298,000
Leasehold improvements	7,451,000	7,436,000
Equipment, furniture and fixtures	20,041,000	19,964,000
Construction in progress	248,000	55,000

	59,227,000	58,903,000
Less accumulated depreciation and amortization	29,337,000	28,678,000

	29,890,000	30,225,000
Other assets	899,000	925,000
Deferred tax asset	550,000	550,000
Franchise agreements	1,556,000	1,578,000
Goodwill	9,227,000	9,227,000

	$51,031,000	$50,751,000

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Current liabilities:
Long-term debt, current	$3,086,000	$3,116,000
Current maturities of capital lease obligations	25,000	24,000
Accounts payable	4,675,000	4,308,000
Accrued liabilities	3,836,000	3,976,000

	11,622,000	11,424,000
Long-term debt (Note 4)	36,587,000	37,357,000
Long-term capital lease obligations	1,187,000	1,194,000
Other long-term liabilities	1,525,000	1,631,000
Deferred tax liabilities	1,397,000	1,331,000

SHAREHOLDERS’ DEFICIENCY
Preferred shares, 1,000,000 shares authorized, no shares outstanding
Common Stock
Authorized shares - 25,000,000
Issued shares - 2,969,405	30,000	30,000
Treasury shares - 250,910	(284,000)	(284,000)
Capital in excess of stated value	28,829,000	28,829,000
Accumulated deficit	(29,862,000)	(30,761,000)

Total shareholders’ deficiency	(1,287,000)	(2,186,000)

	$51,031,000	$50,751,000

See notes to consolidated financial statements.

Morgan’s Foods, Inc.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIENCY
(unaudited)

					Capital in		Total
	Common Shares		Treasury Shares		excess of	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	stated value	Deficit	Deficiency

Balance February 26, 2006	2,969,405	$30,000	(250,910)	$(284,000)	$28,829,000	$(30,761,000)	$(2,186,000)

Net income	—	—	—	—	—	899,000	899,000

Balance May 21, 2006	2,969,405	$30,000	(250,910)	$(284,000)	$28,829,000	$(29,862,000)	$(1,287,000)

See notes to consolidated financial statements

Morgan’s Foods, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Quarter Ended
	May 21, 2006	May 22, 2005
		(as restated
		see Note 5)
Cash flows from operating activities:
Net income	$899,000	$1,192,000
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	723,000	752,000
Amortization of deferred financing costs	26,000	26,000
Amortization of supply agreement advances	(170,000)	(164,000)
Funding from supply agreements	41,000	51,000
Increase in tax liabilities	66,000	65,000
Gain on restaurant assets (Note 3)	(6,000)	(255,000)
Change in assets and liabilities:
Decrease in receivables	4,000	118,000
Increase in inventories	(74,000)	(102,000)
Decrease (increase) in prepaid expenses	119,000	(34,000)
Increase in accounts payable	367,000	492,000
Increase (decrease) in accrued liabilities and other	(105,000)	389,000

Net cash provided by operating activities	1,890,000	2,530,000

Cash flows from investing activities:
Capital expenditures	(362,000)	(465,000)
Purchase of franchise agreement	(10,000)	—
Insurance Proceeds	—	261,000

Net cash used in investing activities	(372,000)	(204,000)

Cash flows from financing activities:
Principal payments on long-term debt	(800,000)	(430,000)
Principal payments on capital lease obligations	(6,000)	(3,000)

Net cash used in financing activities	(806,000)	(433,000)

Net change in cash and equivalents	712,000	1,893,000
Cash and equivalents, beginning balance	6,415,000	3,654,000

Cash and equivalents, ending balance	$7,127,000	$5,547,000

See notes to consolidated financial statements.

Morgan’s Foods, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS ENDED MAY 21, 2006 AND MAY 22, 2005
(unaudited)
Note 1. Summary of Significant Accounting Policies
     The interim consolidated financial statements of Morgan’s Foods, Inc. (“the Company”) have been prepared without audit. In the opinion of Company Management, all adjustments have been included. Unless otherwise disclosed, all adjustments consist only of normal recurring adjustments necessary for a fair statement of results of operations for the interim periods. These unaudited financial statements have been prepared using the same accounting principles that were used in preparation of the Company’s annual report on Form 10-K for the year ended February 26, 2006. In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.” The Company has adopted these provisions and has determined that there is no effect on currently outstanding options. To the extent that the Company grants options or other share-based payments after February 26, 2006, SFAS No. 123(R) is expected to reduce the operating results of the Company.
Note 2. Net Income Per Common Share
     Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is based on the combined weighted average number of shares outstanding, which includes the assumed exercise or conversion of options. In computing diluted net income per common share, the Company has utilized the treasury stock method. For the quarter ended May 22, 2005, 275,000 shares were excluded from the computation of diluted earnings per share due to their antidilutive effect.
Note 3. Gain on Restaurant Assets
     The Company experienced a gain on restaurant assets of $6,000 for the first quarter of fiscal 2007 and a gain of $255,000 for the first quarter of fiscal 2006. Gains and losses on restaurant assets are realized from the sale, disposal or loss of restaurant assets, the closing of unprofitable restaurants and the impairment of restaurant assets. The 2006 amount is primarily due to the receipt of $261,000 of property damage insurance proceeds. These insurance proceeds relate to two restaurants damaged by floods from the Hurricane Ivan storm system and one restaurant damaged by fire. Insurance proceeds which will result in a gain are recognized in the financial statements only when such gains are realized, which is generally upon receipt of the proceeds.
Note 4. Debt
     The Company’s debt arrangements require the maintenance of a consolidated fixed charge coverage ratio of 1.2 to 1 regarding all of the Company’s mortgage loans and the maintenance of individual restaurant fixed charge coverage ratios of between 1.2 and 1.5 to 1 on certain of the Company’s mortgage loans. Fixed charge coverage ratios are calculated by dividing the cash flow before rent and debt service for the previous 12 months by the debt service and rent due in the coming 12 months. The consolidated and individual coverage ratios are computed quarterly. At the end of fiscal 2006 and as of the quarter ended May 21, 2006, the Company was in compliance with the consolidated fixed charge coverage ratio of 1.2. However, at the end of fiscal 2006 and as of the quarter ended May 21, 2006, the Company was not in compliance with the individual fixed charge coverage ratio on certain of its restaurant properties and has obtained waivers of these technical violations.
Note 5. Restatement

     In preparing the fiscal 2006 annual financial statements, the Company determined that the deferred tax asset valuation allowance for prior periods was understated because of the incorrect use of deferred tax liabilities associated with indefinite lived intangible assets for book purposes to reduce the amount of valuation allowance computed for deferred tax assets. The error also had the effect of understating income tax expense by $65,000 for the first quarter of fiscal 2006 ended May 22, 2005. As a result, the Company has restated the accompanying consolidated financial statements for the first quarter of fiscal 2006 ended May 22, 2005.
     The following tables summarize the impact of the restatement discussed above on the above referenced financial statements as of May 22, 2005:

	For the Quarter Ended May 22, 2005
	As Previously
	Reported	Adjustment	As Restated
Consolidated Statement of Operations
Income tax expense	$—	$65,000	$65,000
Net Income	1,257,000	(65,000)	1,192,000
Net income per share
— basic	.46	(0.02)	0.44
— diluted	.46	(0.03)	0.43

	For the Quarter Ended May 22, 2005
	As Previously
	Reported	Adjustment	As Restated
Consolidated Statement of Cash Flows
Net Income	$1,257,000	$(65,000)	$1,192,000
Increase in tax liability	—	65,000	65,000
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following management’s discussion and analysis of financial condition and results of operations give effect to the restatements discussed in Note 5.
     Description of Business. Morgan’s Foods, Inc. (“the Company”) operates, through wholly-owned subsidiaries, KFC restaurants under franchises from KFC Corporation and Taco Bell restaurants under franchises from Taco Bell Corporation. As of July 10, 2006, the Company operates 72 KFC restaurants, 7 Taco Bell restaurants, 14 KFC/Taco Bell “2n1’s” under franchises from KFC Corporation and franchises or licenses from Taco Bell Corporation, 3 Taco Bell/Pizza Hut Express “2n1’s” operated under franchises from Taco Bell Corporation and licenses from Pizza Hut Corporation, 1 KFC/Pizza Hut Express “2n1” operated under a franchise from KFC Corporation and a license from Pizza Hut Corporation and 1 KFC/A&W “2n1” operated under a franchise from KFC Corporation and a license from A&W Restaurants, Inc. The Company’s fiscal year is a 52 — 53 week year ending on the Sunday nearest the last day of February.
Summary of Expenses and Operating Income as a Percentage of Revenues

	Quarter Ended
	May 21, 2006	May 22, 2005
Cost of sales:
Food, paper and beverage	31.5%	30.9%
Labor and benefits	26.0%	25.7%
Restaurant operating expenses	24.7%	24.6%
Depreciation and amortization	3.4%	3.6%
General and administrative expenses	5.4%	5.5%
Operating income	9.0%	10.8%

     Revenues. Revenues for the quarter ended May 21, 2006 were $21,101,000 compared to $20,760,000 for the quarter ended May 22, 2005. This increase of $341,000 was primarily due to a 1.6% increase in comparable restaurant revenues. The increase in comparable restaurant revenues was primarily the result of effective product promotions by the Company’s franchisors during the quarter, including the $.99 KFC buffalo snacker sandwich.
     Costs of Sales — Food, Paper and Beverages. Food, paper and beverage costs for the first quarter increased as a percentage of revenue from 30.9% in fiscal 2006 to 31.5% in fiscal 2007. This increase was primarily the result of a continuing shift in the sales mix to slightly higher food cost items.
     Cost of Sales — Labor and Benefits. Labor and benefits increased as a percentage of revenue for the quarter ended May 21, 2006 to 26.0% compared to 25.7% for the year earlier quarter. The increase was primarily due to staffing restaurants for increased sales volumes and the payment of deferred wage increases.
     Restaurant Operating Expenses. Restaurant operating expenses were relatively unchanged as a percentage of revenue to 24.7% in the first quarter of fiscal 2007 compared to 24.6% in the first quarter of fiscal 2006. There were increases in utilities, credit card fees, and general insurance which were largely offset by decreases in promotional toys and manager bonuses.
     Depreciation and Amortization. Depreciation and amortization was relatively unchanged at $723,000 and $750,000 for the first quarters of 2007 and 2006, respectively.
     General and Administrative Expenses. General and administrative expenses were relatively unchanged at $1,135,000 for the first quarter of fiscal 2007 compared to $1,151,000 in the first quarter of fiscal 2006.
     Gain on Restaurant Assets. The Company experienced a gain on restaurant assets of $6,000 for the first quarter of fiscal 2007 compared to a gain of $255,000 for the first quarter of fiscal 2006. The fiscal 2006 amount is primarily due to the receipt of $261,000 of property damage insurance proceeds. These insurance proceeds relate to three restaurants damaged from the Hurricane Ivan storm system. Insurance proceeds which will result in a gain are recognized in the financial statements only when such gains are realized, which is generally upon receipt of the proceeds.
     Operating Income. Operating income in the first quarter of fiscal 2007 decreased to $1,903,000 or 9.0% of revenues compared to $2,234,000 or 10.8% of revenues for the first quarter of fiscal 2006. The receipt of $261,000 in property damage insurance proceeds in the fiscal 2006 first quarter is the majority of the difference.
     Interest Expense. Interest expense on bank debt decreased to $919,000 in the first quarter of fiscal 2007 from $995,000 in the first quarter of fiscal 2006 due to lower debt balances during the fiscal 2007 quarter. Interest expense on capitalized leases was $27,000 in the fiscal 2007 first quarter compared to $9,000 in the comparable year earlier period due to the conversion of a previously owned restaurant property to a sale leaseback during fiscal 2006.
     Other Income. Other income decreased to $23,000 in first quarter of fiscal 2007 as compared to $29,000 in first quarter fiscal 2006.

     Provision for Income Taxes. The provision for income taxes increased to $81,000 compared to $65,000 in fiscal 2006. The increase was primarily due to a provision for alternative minimum tax during the current fiscal year first quarter.
     Liquidity and Capital Resources. Cash flow activity for the first quarters of fiscal 2007 and fiscal 2006 is presented in the Consolidated Statements of Cash Flows. Cash provided by operating activities was $1,890,000 for the quarter ended May 21, 2006 compared to $2,530,000 for the quarter ended May 22, 2005. The decrease in cash provided by operating activities was primarily due to a large increase in accrued liabilities in the fiscal 2006 quarter caused by the delayed payment of field bonuses for the prior quarter. The Company paid bank and capitalized lease debt of $806,000 in the first quarter of fiscal 2007 and had Capital expenditures of $362,000 primarily as a result of expenditures to upgrade one restaurant and the replacement of unserviceable equipment.
The Company’s debt arrangements require the maintenance of a consolidated fixed charge coverage ratio of 1.2 to 1 regarding all of the Company’s mortgage loans and the maintenance of individual restaurant fixed charge coverage ratios of between 1.2 and 1.5 to 1 on certain of the Company’s mortgage loans. Fixed charge coverage ratios are calculated by dividing the cash flow before rent and debt service for the previous 12 months by the debt service and rent due in the coming 12 months. The consolidated and individual coverage ratios are computed quarterly. At the end of fiscal 2006 and as of the quarter ended May 21, 2006, the Company was in compliance with the consolidated fixed charge coverage ratio of 1.2. However, at the end of fiscal 2006 and as of the quarter ended May 21, 2006, the Company was not in compliance with the individual fixed charge coverage ratio on certain of its restaurant properties and has obtained waivers of these violations.
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
     Safe Harbor Statements. This document contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The statements include those identified by such words as “may,” “will,” “expect” “anticipate,” “believe,” “plan” and other similar terminology. The “forward-looking statements” reflect the Company’s current expectations and are based upon data available at the time of the statements. Actual results involve risks and uncertainties, including both those specific to the Company and general economic and industry factors. Factors specific to the Company include, but are not limited to, its debt covenant compliance, actions that lenders may take with respect to any debt covenant violations, its ability to obtain waivers of any debt covenant violations and its ability to pay all of its current and long-term obligations.
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
Item 4. Controls and Procedures.
     The effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) was evaluated as of the date of the financial statements. This evaluation was carried out under the supervision of and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer. Based on that evaluation, management concluded that as of May 21, 2006 the Company did not maintain effective internal controls over financial reporting because of a material weakness in its internal controls over accounting for income taxes, including the calculation of deferred tax asset valuation allowances, which resulted in the Company having to restate its fiscal 2005 and 2004 consolidated financial statements. Because of the material weakness, management concluded that disclosure controls and procedures were not effective as of May 21, 2006. Additionally, the Company’s inability to file its quarterly report on Form 10-Q for the period ended May 21, 2006 by the required deadline indicates a material weakness in its closing process. Notwithstanding the existence of such material weaknesses, management has concluded that the consolidated financial statements included in this Form 10-Q fairly present in all material respects the Company’s financial condition as of May 21, 2006 and February 26, 2006 and the results of operations and cash flows for the quarters ended May 21, 2006 and May 22, 2005.
     To remediate the material weakness in controls over the Company’s accounting for income taxes, the Company has determined that it will engage an independent registered public accounting firm (other than its auditors, Deloitte & Touche LLP) to perform an analysis of its internal controls over accounting for and disclosure of income taxes and will implement recommendations that result from such analysis. The Company will streamline its closing process and adjust its closing calendar to remediate the material weakness in its closing process.

PART II OTHER INFORMATION
Item 1. Legal Proceedings
     The Company is a party to various legal proceedings and claims arising in the ordinary course of its business. The Company believes that the outcome of these matters will not have a material adverse affect on its consolidated financial position, results of operations or liquidity.
Item 1A. Risk Factors
     The Company’s annual report on form 10-K for the fiscal year ended February 26, 2006 discusses the risk factors facing the Company. There have been no material changes in the Company’s risk factors since that time.

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

Morgan’s Foods, Inc. (Registrant)
Dated: July 12, 2006	By:	/s/ Kenneth L. Hignett
Kenneth L. Hignett
Senior Vice President, Chief Financial Officer & Secretary