Form 10-Q
period 2006-08-13
MORGANS FOODS INC
filed 2006-09-27
CIK 68145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended August 13, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from                      to
Commission File Number 1-08395
Morgan’s Foods, Inc.
(Exact name of registrant as specified in its charter)

Ohio	34-0562210
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

24200 Chagrin Boulevard, Suite 126, Beachwood, Ohio	44122
(Address of principal executive offices)	(Zip Code)
(216) 360-7500
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of September 27, 2006, the issuer had 2,718,495 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
MORGAN’S FOODS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
MORGAN’S FOODS, INC. CONSOLIDATED BALANCE SHEETS (UNAUDITED)
MORGAN’S FOODS, INC. CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIENCY) (UNAUDITED)
MORGAN’S FOODS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
MORGAN’S FOODS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) August 13, 2006 (Unaudited)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Item 1A. Risk Factors
MORGAN’S FOODS, INC. INDEX TO EXHIBITS
SIGNATURES
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I. FINANCIAL INFORMATION
     Item 1. Financial Statements (Unaudited)
MORGAN’S FOODS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Quarter Ended
	August 13, 2006	August 14, 2005
		as restated; see
		Note 5
Revenues	$22,543,000	$21,558,000

Cost of sales:
Food, paper and beverage	6,910,000	6,621,000
Labor and benefits	5,858,000	5,511,000
Restaurant operating expenses	5,582,000	5,451,000
Depreciation and amortization	722,000	762,000
General and adminstrative expenses	1,220,000	1,316,000
Gain on restaurant assets (Note 3)	(20,000)	(142,000)

Operating income	2,271,000	2,039,000
Interest expense:
Bank debt and notes payable	873,000	946,000
Capital leases	27,000	20,000
Other income and expense, net	(78,000)	(11,000)

Net income before income taxes	1,449,000	1,084,000
Provision for income taxes	160,000	65,000

Net income	1,289,000	1,019,000

Basic net income per common share	$0.47	$0.37

Diluted net income per common share	$0.46	$0.37

Basic weighted average number of shares outstanding	2,718,495	2,718,495
Diluted weighted average number of shares outstanding	2,820,397	2,725,865
See notes to these consolidated financial statements.

PART I. FINANCIAL INFORMATION
     Item 1. Financial Statements (Unaudited)
MORGAN’S FOODS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Twenty-Four Weeks Ended
	August 13, 2006	August 14, 2005
		as restated; see
		Note 5
Revenues	$43,644,000	$42,318,000

Cost of sales:
Food, paper and beverage	13,550,000	13,042,000
Labor and benefits	11,353,000	10,855,000
Restaurant operating expenses	10,793,000	10,566,000
Depreciation and amortization	1,445,000	1,512,000
General and adminstrative expenses	2,355,000	2,467,000
Gain on restaurant assets (Note 3)	(26,000)	(397,000)

Operating income	4,174,000	4,273,000
Interest expense:
Bank debt and notes payable	1,792,000	1,941,000
Capital leases	54,000	31,000
Other income and expense, net	(101,000)	(40,000)

Net income before income taxes	2,429,000	2,341,000
Provision for income taxes	241,000	130,000

Net income	2,188,000	2,211,000

Basic net income per common share	$0.80	$0.81

Diluted net income per common share	$0.78	$0.81

Basic weighted average number of shares outstanding	2,718,495	2,718,495
Diluted weighted average number of shares outstanding	2,813,593	2,724,505
See notes to these consolidated financial statements.

MORGAN’S FOODS, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	August 13,	February 26,
	2006	2006
	(UNAUDITED)
ASSETS
Current assets:
Cash and equivalents	$7,446,000	$6,415,000
Receivables	223,000	332,000
Inventories	724,000	643,000
Prepaid expenses	435,000	856,000

	8,828,000	8,246,000
Property and equipment:
Land	10,462,000	10,462,000
Buildings and improvements	19,818,000	19,688,000
Property under capital leases	1,298,000	1,298,000
Leasehold improvements	7,467,000	7,436,000
Equipment, furniture and fixtures	20,186,000	19,964,000
Construction in progress	554,000	55,000

	59,785,000	58,903,000
Less accumulated depreciation and amortization	30,007,000	28,678,000

	29,778,000	30,225,000
Other assets	874,000	925,000
Franchise agreements	1,550,000	1,578,000
Deferred tax asset	550,000	550,000
Goodwill	9,227,000	9,227,000

	$50,807,000	$50,751,000

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities:
Long-term debt, current	$3,033,000	$3,116,000
Current maturities of capital lease obligations	26,000	24,000
Accounts payable	3,786,000	4,308,000
Accrued liabilities	3,969,000	4,100,000

	10,814,000	11,548,000
Long-term debt (Note 4)	35,878,000	37,357,000
Long-term capital lease obligations	1,181,000	1,194,000
Other long-term liabilities	1,469,000	1,507,000
Deferred tax liabilities	1,463,000	1,331,000

SHAREHOLDERS’ EQUITY (DEFICIENCY)
Preferred shares, 1,000,000 shares authorized, no shares outstanding
Common Stock
Authorized shares — 25,000,000
Issued shares — 2,969,405	30,000	30,000
Treasury shares — 250,910	(284,000)	(284,000)
Capital in excess of stated value	28,829,000	28,829,000
Accumulated deficit	(28,573,000)	(30,761,000)

Total shareholders equity (deficiency)	2,000	(2,186,000)

	$50,807,000	$50,751,000

See notes to these consolidated financial statements.

MORGAN’S FOODS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIENCY)
(UNAUDITED)

					Capital in		Total
	Common Shares		Treasury Shares		excess of	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	stated value	Deficit	Equity (Deficiency)
Balance February 26, 2006	2,969,405	$30,000	250,910	$(284,000)	$28,829,000	$(30,761,000)	$(2,186,000)
Net income						2,188,000	2,188,000

Balance August 13, 2006	2,969,405	$30,000	250,910	$(284,000)	$28,829,000	$(28,573,000)	$2,000

See notes to these consolidated financial statments

MORGAN’S FOODS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Twenty-Four Weeks Ended
	August 13, 2006	August 14, 2005
OPERATING ACTIVITIES
Net income	$2,188,000	$2,211,000
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	1,445,000	1,512,000
Amortization of deferred financing costs	51,000	54,000
Amortization of supply agreement advances	(340,000)	(327,000)
Funding from supply agreements	41,000	52,000
Increase in tax liabilities	132,000	130,000
Gain on restaurant assets (Note 3)	(26,000)	(397,000)
Change in assets and liabilities:
Decrease in receivables	109,000	104,000
Increase in inventories	(81,000)	(54,000)
Decrease in prepaid expenses	421,000	233,000
Increase (decrease) in accounts payable	(523,000)	159,000
Increase in accrued liabilities and other	168,000	241,000

NET CASH PROVIDED BY OPERATING ACTIVITIES	3,585,000	3,918,000

INVESTING ACTIVITIES
Capital expenditures	(945,000)	(811,000)
Purchase of franchise agreement	(36,000)	—
Insurance Proceeds	—	405,000

NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES	(981,000)	(406,000)

FINANCING ACTIVITIES
Principal payments on long-term debt	(1,562,000)	(1,649,000)
Principal payments on capital lease obligations	(11,000)	(9,000)
Proceeds from sale leaseback	—	912,000

NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	(1,573,000)	(746,000)

NET CHANGE IN CASH AND EQUIVALENTS	1,031,000	2,766,000
Cash and equivalents, beginning balance	6,415,000	3,654,000

CASH AND EQUIVALENTS, ENDING BALANCE	$7,446,000	$6,420,000

Interest paid was $1,873,000 and $2,029,000 in the first 24 weeks of fiscal 2007 and 2006 respectively
Cash payments for income taxes were $127,000 and $2,000 in the first 24 weeks of fiscal 2007 and 2006 respectively
See notes to these consolidated financial statements.

MORGAN’S FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
August 13, 2006
(Unaudited)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS
The interim consolidated financial statements of Morgan’s Foods, Inc. (“the Company”) have been prepared without audit. In the opinion of Company Management, all adjustments have been included. Unless otherwise disclosed, all adjustments consist only of normal recurring adjustments necessary for a fair statement of results of operations for the interim periods. These unaudited financial statements have been prepared using the same accounting principles that were used in preparation of the Company’s annual report on Form 10-K for the year ended February 26, 2006. Certain prior period amounts have been reclassified to conform with current period presentations.
In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”. The Company has adopted these provisions effective February 27, 2006 utilizing the modified prospective application method, and has determined that there is no effect on currently outstanding options as all options issued and outstanding at February 27, 2006 and August 13, 2006 were fully vested . To the extent that the Company grants options or other share-based payments after February 26, 2006, SFAS No. 123(R) is expected to reduce the operating results of the Company. Had compensation cost for the options granted prior to February 27, 2006 been determined based on their fair values at the grant dates in accordance with the fair value method of SFAS No. 123, “Accounting for Stock Based Compensation,” the Company’s pro forma net income and earnings per share amounts would not have differed from the reported amounts. No amounts of share-based employee compensation cost were included in net income, as reported, for any of the periods presented herein. See Note 6 for further discussion.
In July 2006, the FASB issued Interpretation(“FIN”) 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of Statement of Financial Accounting Standards No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company is currently determining the effect, if any, the adoption of FIN 48 will have on its financial statements.
NOTE 2 — NET INCOME PER COMMON SHARE
Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is based on the combined weighted average number of shares outstanding, which includes the assumed exercise, or conversion of options. In computing diluted net income per common share, the Company has utilized the treasury stock method. For the quarter and twenty-four weeks ended August 14, 2005 275,000 shares were excluded from the computation of diluted earnings per share due to their antidilutive effect.
NOTE 3 — GAIN ON RESTAURANT ASSETS
The Company experienced a gain on restaurant assets of $20,000 for the second quarter of fiscal 2007 compared to a gain of $142,000 for the second quarter of fiscal 2006. The fiscal 2007 amount is primarily due to the sub lease of a previously closed location. The second quarter fiscal 2006 is primarily due to the receipt of $144,000 of property damage insurance proceeds. The Company experienced a gain on restaurant assets of $26,000 for the first twenty-four weeks of fiscal 2007 compared to a gain of $397,000 for the first twenty-four weeks of fiscal 2006. The 2006 amount is primarily due to the receipt of $379,000 of property damage insurance proceeds. The insurance proceeds recognized in fiscal 2006 relate to restaurants damaged from the Hurricane Ivan storm system and one fire-damaged restaurant. Insurance proceeds which will result in a gain are recognized in the financial statements only when such gains are realized, which is generally upon receipt of the proceeds.

NOTE 4 — DEBT
The Company’s debt arrangements require the maintenance of a consolidated fixed charge coverage ratio of 1.2 to 1 regarding all of the Company’s mortgage loans and the maintenance of individual restaurant fixed charge coverage ratios of between 1.2 and 1.5 to 1 on certain of the Company’s mortgage loans. Fixed charge coverage ratios are calculated by dividing the cash flow before rent and debt service for the previous 12 months by the debt service and rent due in the coming 12 months. The consolidated and individual coverage ratios are computed quarterly. At the end of fiscal 2006 and as of the quarter ended August 13, 2006, the Company was in compliance with the consolidated fixed charge coverage ratio of 1.2. However, at the end of fiscal 2006 and as of the quarter ended August 13, 2006, the Company was not in compliance with the individual fixed charge coverage ratio on certain of its restaurant properties and has obtained waivers of these technical violations.
NOTE 5 — RESTATEMENT
In preparing the fiscal 2006 annual financial statements, the Company determined that the deferred tax asset valuation allowance for prior periods was understated because of the incorrect use of deferred tax liabilities associated with indefinite lived intangible assets for book purposes to reduce the amount of valuation allowance computed for deferred tax assets. The error also had the effect of understating income tax expense by $65,000 for the second quarter of fiscal 2006 ended August 14, 2005 and by $130,000 for the 24 weeks ended August, 14, 2005. As a result, in its Annual Report on Form 10-K, the Company restated the quarterly consolidated financial statements for fiscal 2006.
The following tables summarize the impact of the restatement discussed above on the financial statements as of August 14, 2005:

	For the Quarter Ended August 14, 2005
	As Previously
	Reported	Adjustment	As Restated
Consolidated Statement of Operations
Income tax expense	$—	$65,000	$65,000
Net income	1,084,000	(65,000)	1,019,000
Net income per share
-basic	0.40	(0.03)	0.37
-diluted	0.40	(0.03)	0.37

	For the 24 Weeks Ended August 14, 2005
	As Previously
	Reported	Adjustment	As Restated
Consolidated Statement of Operations
Income tax expense	$—	$130,000	$130,000
Net income	2,341,000	(130,000)	2,211,000
Net income per share
-basic	0.86	(0.05)	0.81
-diluted	0.86	(0.05)	0.81

	For the 24 Weeks Ended August 14, 2005
	As Previously
	Reported	Adjustment	As Restated
Consolidated Statement of Cash Flows
Net income	$2,341,000	$(130,000)	$2,211,000
Increase in tax liability	—	130,000	130,000

NOTE 6—STOCK OPTIONS
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
At the Company’s annual meeting on June 25, 1999 the shareholders approved the Key Employees Stock Option Plan. This plan allows the granting of options covering 291,000 shares of stock and has essentially the same provisions as the Stock Option Plan for Executives and Managers which was discussed above. Options for 129,850 shares were granted to executives and managers of the Company on January 7, 2000 at an exercise price of $3.00. Options for 11,500 shares were granted to executives on April 27, 2001 at an exercise price of $.85. As of February 26, 2006 and August 13, 2006, options for 150,000 shares were available for grant.
Prior to February 27, 2006 the Company applied APB No. 25 and related interpretations in accounting for its option grants for employees. Accordingly, no compensation cost was recognized for options granted as the options were granted at fair market value at the date of grant. As all of the outstanding options were fully vested as of February 26, 2006 and August 13, 2006, there is no unrecognized compensation cost related to nonvested awards. See Note 1 for discussion of the adoption of SFAS No. 123® effective February 27, 2006.
No options were granted during fiscal years 2006 and the twenty-four week period ended August 13, 2006, and there were no changes in outstanding options during these periods. As of February 26, 2006 and August 13, 2006, there were 286,500 options outstanding, fully vested and exercisable at a weighted average exercise price of $3.48 per share.
     The following table summarizes information about stock options outstanding at August 13, 2006.

	Number	Average	Number
	Outstanding	Remaining	Exercisable
Exercise Prices	at 8/13/06	Life	at 8/13//06
$0.85	11,500	4.7	11,500
$3.00	129,850	3.4	129,850
$4.13	145,150	2.6	145,150

	286,500	3.0	286,500
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following management’s discussion and analysis of financial condition and results of operations gives effect to the restatements discussed in Note 5.
Description of Business. Morgan’s Foods, Inc. (“the Company”) operates, through wholly-owned subsidiaries, KFC restaurants under franchises from KFC Corporation and Taco Bell restaurants under franchises from Taco Bell Corporation. As of September 27, 2006, the Company operates 72 KFC restaurants, 7 Taco Bell restaurants, 14 KFC/Taco Bell “2n1’s” under franchises from KFC Corporation and franchises or licenses from Taco Bell Corporation, 3 Taco Bell/Pizza Hut Express “2n1’s” operated under franchises from Taco Bell Corporation and licenses from Pizza Hut Corporation, 1 KFC/Pizza Hut Express “2n1” operated under a franchise from KFC Corporation and a license from Pizza Hut Corporation and 1 KFC/A&W “2n1” operated under a franchise from KFC Corporation and a license from A&W Restaurants, Inc. The Company’s fiscal year is a 52 — 53 week year ending on the Sunday nearest the last day of February.

Summary of Expenses and Operating Income as a Percentage of Revenues

	Quarter Ended		YTD Ended
	August 13, 2006	August 14, 2005	August 13, 2006	August 14, 2005

Cost of sales:
Food, paper and beverage	30.7%	30.7%	31.0%	30.8%
Labor and benefits	26.0%	25.6%	26.0%	25.7%
Restaurant operating expenses	24.8%	25.3%	24.7%	25.0%
Depreciation and amortization	3.2%	3.5%	3.3%	3.6%
General and administrative expenses	5.4%	6.1%	5.4%	5.8%
Operating income	10.1%	9.5%	9.6%	10.1%
Revenues. Revenues for the quarter ended August 13, 2006 were $22,543,000 compared to $21,558,000 for the quarter ended August 14, 2005. This increase of $985,000 was due mainly to a 5.1% increase in comparable restaurant revenues driven by a 3.4% increase in transactions. The increase in comparable restaurant revenues was primarily the result of more effective product promotions by the franchisors during the current year quarter including the Mashed Potato Bowl and Boneless Wings. Revenues for the twenty-four weeks ended August 13, 2006 were $43,644,000 compared to $42,318,000 for the twenty-four weeks ended August 14, 2005. This increase was primarily due to a 3.3% increase in comparable restaurant revenues. The increase in comparable restaurant revenues for the twenty-four weeks was primarily the result of the reasons discussed above.
Costs of Sales — Food, Paper and Beverages. Food, paper and beverage costs were unchanged as a percentage of revenue at 30.7% for both the second quarters of fiscal 2007 and 2006. Food, paper and beverage costs for the twenty-four weeks ended August 13, 2006 increased slightly to 31.0% of revenue compared to 30.8% in the year earlier period. The increase was primarily the result of higher fuel surcharges included in the delivery costs of food products as well as a shift in the sales mix to slightly higher food cost items.
Cost of Sales — Labor and Benefits. Labor and benefits increased slightly as a percentage of revenue for the quarter ended August 13, 2006 to 26.0% compared to 25.6% for the year earlier quarter. The increase was primarily due to wage increases scheduled for fiscal 2006 but deferred until fiscal 2007 and slightly higher health and welfare plan costs in the current year quarter. Labor and benefits for the twenty-four weeks ended August 13, 2006 increased as a percentage of revenue to 26.0% from 25.7% in the year earlier period primarily for the reasons discussed above.
Restaurant Operating Expenses. Restaurant operating expenses decreased as a percentage of revenue to 24.8% in the second quarter of fiscal 2007 compared to 25.3% in the second quarter of fiscal 2006 primarily as a result of efficiencies generated from higher average restaurant volumes. Restaurant operating expenses for the twenty-four weeks ended August 13, 2006 decreased to 24.7% of revenue compared to 25.0% in the prior year period for the reasons discussed above.
Depreciation and Amortization. Depreciation and amortization was substantially unchanged at $722,000 and $762,000 for the second quarters of fiscal 2007 and 2006, respectively. Depreciation and amortization was substantially unchanged at $1,445,000 and $1,512,000 for the twenty-four weeks ended August 13, 2006 and August 14, 2005, respectively.
General and Administrative Expenses. General and administrative expenses decreased to $1,220,000 in the second quarter of fiscal 2007 compared to $1,316,000 in the second quarter of fiscal 2006. The fiscal 2006 figure includes $55,000 in transaction fees and $35,000 in legal fees related to the proposed sale and leaseback of 10 owned properties, only one of which was completed. General and administrative expenses decreased to $2,355,000 for the twenty-four weeks ended August 13, 2006 from $2,467,000 for the twenty-four weeks ended August 15, 2006 primarily for the reasons discussed above.
Gain on Restaurant Assets. The Company experienced a gain on restaurant assets of $20,000 for the second quarter of fiscal 2007 compared to a gain of $142,000 for the second quarter of fiscal 2006. The fiscal 2006 amount is primarily due to the receipt of $125,000 of property damage insurance proceeds. The Company experienced a gain on restaurant assets of $26,000 for the first twenty-four weeks of fiscal 2007 compared to a gain of $397,000 for the first twenty-four weeks of fiscal 2006. The 2006 amount is primarily due to the receipt of $379,000 of property insurance proceeds. The insurance proceeds recognized in fiscal 2006 relate to restaurants damaged from the Hurricane Ivan storm system and one fire-damaged restaurant. Insurance proceeds which will result in a gain are recognized in the financial statements only when such gains are realized which is generally upon receipt of the proceeds.
Operating Income. Operating income in the second quarter of fiscal 2007 increased to $2,271,000 or 10.1% of revenues compared to $2,039,000 or 9.5% of revenues for the second quarter of fiscal 2006 primarily as a result of increased revenues and the operating efficiencies resulting from higher average restaurant volumes which more than offset the $142,000 of gain on restaurant assets in the fiscal 2006 period. Operating income for the twenty-four weeks ended August 13, 2006 decreased to $4,174,000 or 9.6% of revenues compared to $4,273,000 or 10.1% of revenues for the year earlier period. The prior year period included gains resulting from the receipt of insurance proceeds. Operating income, not including the gain on restaurant assets of $26,000 in fiscal 2007 and $397,000 in fiscal 2006, would have increased $272,000 in fiscal 2007 compared to fiscal 2006 for the reasons discussed above.
Interest Expense. Interest expense on bank debt decreased to $873,000 in the second quarter of fiscal 2007 from $946,000 in the second quarter of fiscal 2006 due to lower debt balances during the fiscal 2007 quarter. Interest expense on bank debt for the twenty-four weeks ended August 13, 2006 decreased to $1,792,000 from $1,941,000 for the year earlier period for the reason discussed above.
Other Income. Other income increased to $78,000 for the second quarter of fiscal 2007 from $11,000 for second quarter of fiscal 2006. The increase was primarily due to revenue from various sub-leased properties. Other income increased to $101,000 for the first twenty-four weeks of fiscal 2007 from $40,000 for fiscal 2006 for the reasons discussed above.
Provision for Income Taxes. The provision for income taxes increased to $160,000 for second quarter of fiscal 2007 compared to $65,000 in fiscal 2006. The increase was primarily due to a provision for alternative minimum tax during the current fiscal year and the increase in state income taxes to $56,000 in the quarter ended August 13,2006 compared to $2,000 in the quarter indeed August 14, 2005. The provision increased to $241,000 for the twenty-four weeks ended August 13, 2006 from $130,000 for the year earlier period for the above reason.
Liquidity and Capital Resources. Cash flow activity for the first twenty-four weeks of fiscal 2007 and fiscal 2006 is presented in the Consolidated Statements of Cash Flows. Cash provided by operating activities was $3,585,000 for the twenty-four weeks ended August 13, 2006 compared to $3,918,000 for the twenty-four weeks ended August 14, 2005. The decrease in operating cash flow resulted primarily from a reduction in accounts payable balances caused by a change in vendor payment terms. The Company paid scheduled long-term bank and capitalized lease debt of $1,573,000 in the first twenty-four weeks of fiscal 2007 compared to payments of $1,658,000 for the same period in fiscal 2006. Capital expenditures in the twenty-four weeks ended August 13, 2006 were $945,000, compared to $811,000 for the same period in fiscal 2006.
The Company’s debt arrangements require the maintenance of a consolidated fixed charge coverage ratio of 1.2 to 1 regarding all of the Company’s mortgage loans and the maintenance of individual restaurant fixed charge coverage ratios of between 1.2 and 1.5 to 1 on certain of the Company’s mortgage loans. Fixed charge coverage ratios are calculated by dividing the cash flow before rent and debt service for the previous 12 months by the debt service and rent due in the coming 12 months. The consolidated and individual coverage ratios are computed quarterly. At the end of fiscal 2006 and as of the quarter ended August 13, 2006, the Company was in compliance with the consolidated fixed charge coverage ratio of 1.2. However, at the end of fiscal 2006 and as of the quarter ended August 13, 2006, the Company was not in compliance with the individual fixed charge coverage ratio on certain of its restaurant properties and has obtained waivers of these violations.
New Accounting Pronouncements. In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”. The Company has adopted these provisions effective February 27, 2006 utilizing the modified prospective application method, and has determined that there is no effect on currently outstanding options as all options issued and outstanding at February 27, 2006 and August 13, 2006 were fully vested . To the extent that the Company grants options or other share-based payments after February 26, 2006, SFAS No. 123(R) is expected to reduce the operating results of the Company. Had compensation cost for the options granted prior to February 27, 2006 been determined based on their fair values at the grant dates in accordance with the fair value method of SFAS No. 123, “Accounting for Stock Based Compensation,” the Company’s pro forma net income and earnings per share amounts would not have differed from the reported amounts. No amounts of share-based employee compensation cost were included in net income, as reported, for any of the periods presented herein. See Note 6 for further discussion.
In July 2006, the FASB issued Interpretation(“FIN”) 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of Statement of Financial Accounting Standards No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company is currently determining the effect, if any, the adoption of FIN 48 will have on its financial statements.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
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
Item 4. Controls and Procedures.
The effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) was evaluated as of the date of the financial statements. This evaluation was carried out under the supervision of and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer. Based on that evaluation, management concluded that as of August 13, 2006 the Company did not maintain effective internal controls over financial reporting because of a material weakness in its internal controls over accounting for income taxes, including the calculation of deferred tax asset valuation allowances, which resulted in the Company having to restate its fiscal 2005 and 2004 consolidated financial statements. Because of the material weakness, management concluded that disclosure controls and procedures were not effective as of August

13, 2006. Additionally, the Company’s inability to file its quarterly report on Form 10-Q for the period ended May 21, 2006 by the required deadline indicated a material weakness in its closing process. Notwithstanding the existence of such material weaknesses, management has concluded that the consolidated financial statements included in this Form 10-Q fairly present in all material respects the Company’s financial condition as of August 13, 2006 and February 26, 2006 and the results of operations and cash flows for the quarters ended August 13, 2006 and August 14, 2005.
To remediate the material weakness in controls over the Company’s accounting for income taxes, the Company has determined that it will engage an independent registered public accounting firm other than Grant Thorton LLP to perform an analysis of its internal controls over accounting for and disclosure of income taxes and will implement recommendations that result from such analysis. The Company will streamline its closing process and adjust its closing calendar to remediate the material weakness in its closing process.
PART II — OTHER INFORMATION
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

MORGAN’S FOODS, INC.
INDEX TO EXHIBITS

Exhibit
Number	Exhibit Description
31.1	Certification of the Chairman of the Board and Chief Executive Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Senior Vice President, Chief Financial Officer and Secretary pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chairman of the Board and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Senior Vice President, Chief Financial Officer and Secretary pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MORGAN’S FOODS, INC.
/s/ Kenneth L. Hignett
Senior Vice President,
Chief Financial Officer and Secretary September 27, 2006