Form 10-Q
period 2006-11-05
MORGANS FOODS INC
filed 2006-12-20
CIK 68145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended November 5, 2006
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
Yes ☐ No ☑
As of December 20, 2006, the issuer had 2,730,995 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION
     Item 1. Financial Statements (Unaudited)
MORGAN’S FOODS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Quarter Ended
	November 5, 2006	November 6, 2005
		as restated; see Note 5
Revenues	$21,782,000	$20,006,000

Cost of sales:
Food, paper and beverage	6,697,000	6,285,000
Labor and benefits	5,777,000	5,373,000
Restaurant operating expenses	5,347,000	5,077,000
Depreciation and amortization	636,000	745,000
General and adminstrative expenses	1,313,000	1,225,000
Loss (gain) on restaurant assets (Note 3)	22,000	(320,000)

Operating income	1,990,000	1,621,000
Interest expense:
Bank debt and notes payable	863,000	924,000
Capital leases	27,000	23,000
Other income and expense, net	(39,000)	(21,000)

Net income before income taxes	1,139,000	695,000
Provision for income taxes	137,000	65,000

Net income	1,002,000	630,000

Basic net income per common share	$0.37	$0.23

Diluted net income per common share	$0.35	$0.22

Basic weighted average number of shares outstanding	2,720,430	2,718,495
Diluted weighted average number of shares outstanding	2,833,889	2,808,375
See notes to these consolidated financial statements.

PART I. FINANCIAL INFORMATION
     Item 1. Financial Statements (Unaudited)
MORGAN’S FOODS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Thirty-Six Weeks Ended
	November 5, 2006	November 6, 2005
		as restated: see Note 5
Revenues	$65,426,000	$62,324,000

Cost of sales:
Food, paper and beverage	20,247,000	19,327,000
Labor and benefits	17,130,000	16,228,000
Restaurant operating expenses	16,140,000	15,643,000
Depreciation and amortization	2,081,000	2,257,000
General and adminstrative expenses	3,667,000	3,692,000
Gain on restaurant assets (Note 3)	(4,000)	(717,000)

Operating income	6,165,000	5,894,000
Interest expense:
Bank debt and notes payable	2,655,000	2,865,000
Capital leases	81,000	54,000
Other income and expense, net	(139,000)	(63,000)

Net income before income taxes	3,568,000	3,038,000
Provision for income taxes	378,000	197,000

Net income	3,190,000	2,841,000

Basic net income per common share	$1.17	$1.05

Diluted net income per common share	$1.13	$1.04

Basic weighted average number of shares outstanding	2,719,140	2,718,441
Diluted weighted average number of shares outstanding	2,821,006	2,726,555
See notes to these consolidated financial statements.

MORGAN’S FOODS, INC.
CONSOLIDATED BALANCE SHEETS

	November 5,	February 26,
	2006	2006
	(UNAUDITED)	(AUDITED)
ASSETS
Current assets:
Cash and equivalents	$7,259,000	$6,415,000
Receivables	298,000	332,000
Inventories	681,000	643,000
Prepaid expenses	752,000	856,000

	8,990,000	8,246,000

Property and equipment:
Land	10,462,000	10,462,000
Buildings and improvements	20,109,000	19,688,000
Property under capital leases	1,298,000	1,298,000
Leasehold improvements	7,891,000	7,436,000
Equipment, furniture and fixtures	20,628,000	19,964,000
Construction in progress	236,000	55,000

	60,624,000	58,903,000
Less accumulated depreciation and amortization	30,564,000	28,678,000

	30,060,000	30,225,000
Other assets	850,000	925,000
Franchise agreements	1,555,000	1,578,000
Deferred tax asset	550,000	550,000
Goodwill	9,227,000	9,227,000

	$51,232,000	$50,751,000

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities:
Long-term debt, current	$2,957,000	$3,116,000
Current maturities of capital lease obligations	27,000	24,000
Accounts payable	4,263,000	4,308,000
Accrued liabilities	3,705,000	4,100,000

	10,952,000	11,548,000
Long-term debt (Note 4)	35,164,000	37,357,000
Long-term capital lease obligations	1,174,000	1,194,000
Other long-term liabilities	1,374,000	1,507,000
Deferred tax liabilities	1,529,000	1,331,000

SHAREHOLDERS’ EQUITY (DEFICIENCY)
Preferred shares, 1,000,000 shares authorized, no shares outstanding
Common Stock
Authorized shares - 25,000,000
Issued shares - 2,969,405	30,000	30,000
Treasury shares - 238,410 and 250,910 respectively	(273,000)	(284,000)
Capital in excess of stated value	28,853,000	28,829,000
Accumulated deficit	(27,571,000)	(30,761,000)

Total shareholders equity (deficiency)	1,039,000	(2,186,000)

	$51,232,000	$50,751,000

See notes to these consolidated financial statements.

MORGAN’S FOODS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIENCY)
(UNAUDITED)

					Capital in		Total
	Common Shares		Treasury Shares		excess of	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	stated value	Deficit	Equity (Deficiency)
Balance February 26, 2006	2,969,405	$30,000	250,910	$(284,000)	$28,829,000	$(30,761,000)	$(2,186,000)

Exercise of Stock Options		—	(12,500)	11,000	24,000	—	35,000
Net income		—		—	—	3,190,000	3,190,000

Balance November 5, 2006	2,969,405	$30,000	238,410	$(273,000)	$28,853,000	$(27,571,000)	$1,039,000

See notes to these consolidated financial statements

MORGAN’S FOODS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Thirty-Six Weeks Ended
	November 5, 2006	November 6, 2005
		as restated: see Note 5
OPERATING ACTIVITIES
Net income	$3,190,000	$2,841,000
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	2,081,000	2,257,000
Amortization of deferred financing costs	75,000	80,000
Amortization of supply agreement advances	(510,000)	(490,000)
Funding from supply agreements	41,000	52,000
Increase in tax liabilities	198,000	195,000
Gain on restaurant assets (Note 3)	(4,000)	(717,000)
Business interruption insurance proceeds	—	30,000
Change in assets and liabilities:
(Increase) decrease in receivables	34,000	(68,000)
Increase in inventories	(38,000)	(20,000)
(Increase) decrease in prepaid expenses	104,000	(126,000)
Decrease in accounts payable	(45,000)	(427,000)
Decrease in accrued liabilities and other	(17,000)	(92,000)

NET CASH PROVIDED BY OPERATING ACTIVITIES	5,109,000	3,515,000

INVESTING ACTIVITIES
Capital expenditures	(1,857,000)	(1,166,000)
Purchase of franchise agreement	(74,000)	(13,000)
Insurance proceeds	—	694,000

NET CASH USED FOR INVESTING ACTIVITIES	(1,931,000)	(485,000)

FINANCING ACTIVITIES
Principal payments on long-term debt	(2,352,000)	(2,423,000)
Principal payments on capital lease obligations	(17,000)	(16,000)
Cash received for exercise of stock options	35,000	—
Proceeds from sale leaseback	—	912,000

NET CASH USED FOR FINANCING ACTIVITIES	(2,334,000)	(1,527,000)

NET CHANGE IN CASH AND EQUIVALENTS	844,000	1,503,000
Cash and equivalents, beginning balance	6,415,000	3,654,000

CASH AND EQUIVALENTS, ENDING BALANCE	$7,259,000	$5,157,000

Interest paid was $2,781,000 and $3,011,000 in the first 36 weeks of fiscal 2007 and 2006 respectively
Cash payments for income taxes were $121,000 and $2,000 in the first 36 weeks of fiscal 2007 and 2006 respectively
See notes to these consolidated financial statements.

MORGAN’S FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
November 5, 2006
(Unaudited)
NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS
The interim consolidated financial statements of Morgan’s Foods, Inc. (“the Company”) have been prepared without audit. In the opinion of Company Management, all adjustments have been included. Unless otherwise disclosed, all adjustments consist only of normal recurring adjustments necessary for a fair statement of results of operations for the interim periods. These unaudited financial statements have been prepared using the same accounting principles that were used in preparation of the Company’s annual report on Form 10-K for the year ended February 26, 2006. Certain prior period amounts have been reclassified to conform to current period presentations.
In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”. The Company has adopted these provisions effective February 27, 2006 utilizing the modified prospective application method, and has determined that there is no effect on currently outstanding options as all options issued and outstanding at February 27, 2006 and November 5, 2006 were fully vested . To the extent that the Company grants options or other share-based payments after February 26, 2006, SFAS No. 123(R) is expected to reduce the operating results of the Company. Had compensation cost for the options granted prior to February 27, 2006 been determined based on their fair values at the grant dates in accordance with the fair value method of SFAS No. 123, “Accounting for Stock Based Compensation,” the Company’s pro forma net income and earnings per share amounts would not have differed materially from the reported amounts. No amounts of share-based employee compensation cost were included in net income, as reported, for any of the periods presented herein. See Note 6 for further discussion.
In July 2006, the FASB issued Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of Statement of Financial Accounting Standards No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company is currently determining the effect, if any, the adoption of FIN 48 will have on its financial statements.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of SFAS No. 157 apply under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not believe that adoption of SFAS No. 157 will have a material impact on its financial position, results of operations or related disclosures.
In September 2006, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 108(“SAB No. 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 expresses the SEC staff’s view regarding the process of quantifying and evaluating financial statement misstatements. SAB No. 108 provides interpretive guidance on how to consider the effects of carryovers or reversals of prior year misstatements in quantifying a current year misstatement. The SEC staff believes that both the “rollover” (income statement) and “iron curtain” (balance sheet) approaches should be used to provide a meaningful analysis of the materiality of uncorrected errors. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The Company’s application of the guidance contained in SAB No. 108 in fiscal 2007 is not expected to have a material impact on the Company’s financial position or results of operations.

NOTE 2 – NET INCOME PER COMMON SHARE
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
NOTE 3 – GAIN/LOSS ON RESTAURANT ASSETS
The Company experienced a loss on restaurant assets of $22,000 for the third quarter of fiscal 2007 compared to a gain of $320,000 for the third quarter of fiscal 2006. The fiscal 2007 amount is primarily due to the disposal of certain items during the image enhancement of several restaurant properties. The third quarter fiscal 2006 amount is primarily due to the receipt of $289,000 of property damage insurance proceeds. The Company experienced a gain on restaurant assets of $4,000 for the first thirty-six weeks of fiscal 2007 compared to a gain of $717,000 for the first thirty-six weeks of fiscal 2006. The 2006 amount is primarily due to the receipt of $694,000 of property damage insurance proceeds. The insurance proceeds recognized in fiscal 2006 relate to restaurants damaged from the Hurricane Ivan storm system and one fire-damaged restaurant. Insurance proceeds which will result in a gain are recognized in the financial statements only when such gains are realized, which is generally upon receipt of the proceeds.
NOTE 4 – DEBT
The Company’s debt arrangements require the maintenance of a consolidated fixed charge coverage ratio of 1.2 to 1 regarding all of the Company’s mortgage loans and the maintenance of individual restaurant fixed charge coverage ratios of between 1.2 and 1.5 to 1 on certain of the Company’s mortgage loans. Fixed charge coverage ratios are calculated by dividing the cash flow before rent and debt service for the previous 12 months by the debt service and rent due in the coming 12 months. The consolidated and individual coverage ratios are computed quarterly. At the end of fiscal 2006 and as of the quarter ended November 5, 2006, the Company was in compliance with the consolidated fixed charge coverage ratio of 1.2. However, at the end of fiscal 2006 and as of the quarter ended November 5, 2006, the Company was not in compliance with the individual fixed charge coverage ratio on certain of its restaurant properties and has obtained waivers of these technical violations.
NOTE 5 – RESTATEMENT
In preparing the fiscal 2006 annual financial statements, the Company determined that the deferred tax asset valuation allowance for prior periods was understated because of the incorrect use of deferred tax liabilities associated with indefinite lived intangible assets for book purposes to reduce the amount of valuation allowance computed for deferred tax assets. The error also had the effect of understating income tax expense by $65,000 for the third quarter of fiscal 2006 ended November 6, 2005 and by $197,000 for the 36 weeks ended November 6, 2005. As a result, in its Annual Report on Form 10-K, the Company restated the quarterly consolidated financial statements for fiscal 2006.
The following tables summarize the impact of the restatement discussed above on the financial statements as of November 6, 2005:

	For the Quarter Ended November 6, 2005
	As Previously
	Reported	Adjustment	As Restated
Consolidated Statement of Operations
Income tax expense	$—	$65,000	$65,000
Net income	695,000	(65,000)	630,000
Net income per share
—basic	0.26	(0.03)	0.23
—diluted	0.25	(0.03)	0.22

	For the 36 Weeks Ended November 6, 2005
	As Previously
	Reported	Adjustment	As Restated
Consolidated Statement of Operations
Income tax expense	$2,000	$195,000	$197,000
Net income	3,036,000	(195,000)	2,841,000
Net income per share
—basic	1.12	(0.07)	1.05
—diluted	1.11	(0.07)	1.04

	For the 36 Weeks Ended November 6, 2005
	As Previously
	Reported	Adjustment	As Restated
Consolidated Statement of Cash Flows
Net income	$3,036,000	$(195,000)	$2,841,000
Increase in tax liabilities	—	195,000	195,000
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
At the Company’s annual meeting on June 25, 1999 the shareholders approved the Key Employees Stock Option Plan. This plan allows the granting of options covering 291,000 shares of stock and has essentially the same provisions as the Stock Option Plan for Executives and Managers which was discussed above. Options for 129,850 shares were granted to executives and managers of the Company on January 7, 2000 at an exercise price of $3.00. Options for 11,500 shares were granted to executives on April 27, 2001 at an exercise price of $.85. As of February 26, 2006 and November 5, 2006, options for a total of 150,000 shares were available for grant.
Prior to February 27, 2006 the Company applied APB No. 25 and related interpretations in accounting for its option grants for employees. Accordingly, no compensation cost was recognized for options granted as the options were granted at fair market value at the date of grant. As all of the outstanding options were fully vested as of February 26, 2006 and November 5, 2006, there is no unrecognized compensation cost related to nonvested awards. See Note 1 for discussion of the adoption of SFAS No. 123R effective February 27, 2006.
No options were granted during fiscal year 2006 and the thirty-six week period ended November 5, 2006. As of February 26, 2006 there were 286,500 options outstanding, fully vested and exercisable at a weighted average exercise price of $3.48 per share and as of November 5, 2006 274,000 options were outstanding at a weighted average exercise price of $3.52.

During the quarter ended November 5, 2006 options for 12,500 shared were exercised at a weighted average exercise price of $2.79 and a weighted average market value of $6.60. The exercise of these stock options resulted in $47,662 of taxable compensation to the employee exercising the options, for which the Company is allowed a deduction for income tax purposes but for which it records no book expense. Under the provisions of SFAS No. 123R, the resulting tax benefit of approximately $19,000 will be recorded when it is utilized which is expected to be after the use or expiration of the Company’s net operating loss carryforwards.
     The following table summarizes information about stock options outstanding at November 5, 2006.

	Number	Average	Number
Exercise	Outstanding	Remaining	Exercisable
Prices	At 11/5/06	Life	at 11/5/06
$0.85	7,000	4.5	7,000
$3.00	128,100	3.2	128,100
$4.13	138,900	2.4	138,900

	274,000	2.8	274,000

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following management’s discussion and analysis of financial condition and results of operations gives effect to the restatements discussed in Note 5.
Description of Business. Morgan’s Foods, Inc. (“the Company”) operates, through wholly-owned subsidiaries, KFC restaurants under franchises from KFC Corporation and Taco Bell restaurants under franchises from Taco Bell Corporation. As of December 20, 2006, the Company operates 71 KFC restaurants, 7 Taco Bell restaurants, 14 KFC/Taco Bell “2n1’s” under franchises from KFC Corporation and franchises or licenses from Taco Bell Corporation, 3 Taco Bell/Pizza Hut Express “2n1’s” operated under franchises from Taco Bell Corporation and licenses from Pizza Hut Corporation, 1 KFC/Pizza Hut Express “2n1” operated under a franchise from KFC Corporation and a license from Pizza Hut Corporation and 1 KFC/A&W “2n1” operated under a franchise from KFC Corporation and a license from A&W Restaurants, Inc. The Company’s fiscal year is a 52 — 53 week year ending on the Sunday nearest the last day of February.
Summary of Expenses and Operating Income as a Percentage of Revenues

	Quarter Ended		YTD Ended
	November 5, 2006	November 6, 2005	November 5, 2006	November 6, 2005
Cost of sales:
Food, paper and beverage	30.7%	31.4%	30.9%	31.0%
Labor and benefits	26.5%	26.9%	26.2%	26.0%
Restaurant operating expenses	24.5%	25.4%	24.7%	25.1%
Depreciation and amortization	2.9%	3.7%	3.2%	3.6%
General and administrative expenses	6.0%	6.1%	5.6%	5.9%
Operating income	9.1%	8.1%	9.4%	9.5%
Revenues. Revenues for the quarter ended November 5, 2006 were $21,782,000 compared to$20,006,000 for the quarter ended November 6, 2005. This increase of $1,776,000 was due mainly to a 9.3% increase in comparable restaurant revenues driven by a 7.4% increase in transactions. The increase in comparable restaurant revenues was primarily the result of more effective product promotions by the franchisors during the current year quarter including the Mashed Potato Bowl and Cheese Snacker sandwich. Revenues for the thirty-six weeks ended November 5, 2006 were $65,426,000 compared to $62,324,000 for the thirty-six weeks ended November 6, 2005. This increase was primarily due to a 5.5% increase in comparable restaurant revenues. The increase in comparable restaurant revenues for the thirty-six weeks was primarily the result of the reasons discussed above.
Costs of Sales — Food, Paper and Beverages. Food, paper and beverage costs declined as a percentage of revenue to 30.7% for the quarter ended November 5, 2006 compared to 31.4% for the quarter ended November 6, 2005. The improvement in the current year quarter was primarily the result of improved operating efficiencies due to higher average restaurant volumes. Food, paper and beverage costs for the thirty-six weeks ended November 5, 2006 at 30.9% of revenues was comparable to the 31.0% recorded in the year earlier period. The results included higher fuel surcharges for the current year period which were offset by improved operating efficiencies due to higher average restaurant volumes.
Cost of Sales — Labor and Benefits. Labor and benefits decreased as a percentage of revenue for the quarter ended November 5, 2006 to 26.5% compared to 26.9% for the year earlier quarter. The decrease was primarily due to improved efficiencies caused by higher average restaurant volumes and effective operational controls. Labor and benefits for the thirty-six weeks ended November 5, 2006 increased as a percentage of revenue to 26.2% from 26.0% in the year earlier period primarily due to wage increases scheduled for fiscal 2006 but deferred until fiscal 2007 and slightly higher health and welfare plan costs earlier in the fiscal year which offset the efficiencies discussed above.
Restaurant Operating Expenses. Restaurant operating expenses decreased as a percentage of revenue to 24.5% in the third quarter of fiscal 2007 compared to 25.4% in the third quarter of fiscal 2006 primarily as a result of efficiencies generated from higher average restaurant volumes. Restaurant operating expenses for the thirty-six weeks ended November 5, 2006 decreased to 24.7% of revenue compared to 25.1% in the prior year period primarily for the reasons discussed above.

Depreciation and Amortization. Depreciation and amortization decreased to $636,000 in the quarter ended November 5, 2006 compared to $745,000 for the quarter ended November 6, 2005 primarily due to significant amounts of fixed assets reaching the end of their useful lives and no longer being depreciated. Depreciation and amortization decreased to $2,081,000 for the thirty-six weeks ended November 5, 2006 from $2,257,000 for the thirty-six weeks ended November 6, 2005 primarily for the reasons discussed above.
General and Administrative Expenses. General and administrative expenses increased to $1,313,000 in the third quarter of fiscal 2007 compared to $1,225,000 in the third quarter of fiscal 2006. General and administrative expenses decreased to $3,667,000 for the thirty-six weeks ended November 5, 2006 from $3,692,000 for the thirty-six weeks ended November 6, 2005 primarily because the prior year figure includes $55,000 in transaction fees and $35,000 in legal fees related to the proposed sale and leaseback of 10 owned properties, only one of which was completed.
Loss (Gain) on Restaurant Assets. The Company experienced a loss on restaurant assets of $22,000 for the third quarter of fiscal 2007 compared to a gain of $320,000 for the third quarter of fiscal 2006. The fiscal 2006 amount resulted primarily from the receipt of $289,000 of property damage insurance proceeds. The Company experienced a gain on restaurant assets of $4,000 for the first thirty-six weeks of fiscal 2007 compared to a gain of $717,000 for the first thirty-six weeks of fiscal 2006. The 2006 amount is primarily due to the receipt of $694,000 of property insurance proceeds. The insurance proceeds recognized in fiscal 2006 relate to restaurants damaged from the Hurricane Ivan storm system and one fire-damaged restaurant. Insurance proceeds which will result in a gain are recognized in the financial statements only when such gains are realized which is generally upon receipt of the proceeds.
Operating Income. Operating income in the third quarter of fiscal 2007 increased to $1,990,000 or 9.1% of revenues compared to $1,621,000 or 8.1% of revenues for the third quarter of fiscal 2006 primarily as a result of increased revenues and the operating efficiencies resulting from higher average restaurant volumes which more than offset the $320,000 of gain on restaurant assets in the fiscal 2006 period. Operating income for the thirty-six weeks ended November 5, 2006 increased to $6,165,000 or 9.4% of revenues compared to $5,894,000 or 9.5% of revenues for the year earlier period. The prior year period included gains resulting from the receipt of insurance proceeds. Operating income, not including the gain on restaurant assets of $4,000 in fiscal 2007 and $717,000 in fiscal 2006, would have increased $983,000 in fiscal 2007 compared to fiscal 2006 for the reasons discussed above.
Interest Expense. Interest expense on bank debt decreased to $863,000 in the third quarter of fiscal 2007 from $924,000 in the third quarter of fiscal 2006 due to lower debt balances during the fiscal 2007 quarter. Interest expense on bank debt for the thirty-six weeks ended November 5, 2006 decreased to $2,655,000 from $2,865,000 for the year earlier period for the reason discussed above.
Other Income. Other income increased to $38,000 for the third quarter of fiscal 2007 from $21,000 for third quarter of fiscal 2006. The increase was primarily due to revenue from various sub-leased properties. Other income increased to $139,000 for the first thirty-six weeks of fiscal 2007 from $63,000 for fiscal 2006 for the reasons discussed above.
Provision for Income Taxes. The provision for income taxes increased to $137,000 for third quarter of fiscal 2007 compared to $65,000 fiscal 2006. The increase was primarily due to a provision for alternative minimum tax during the current fiscal year and the increase in state income taxes to $82,000 in the quarter ended November 5, 2006 compared to zero in the quarter ended November 5, 2005. The provision increased to $378,000 for the thirty-six weeks ended November 5, 2006 from $197,000 for the year earlier period for the above reason.
Liquidity and Capital Resources. Cash flow activity for the first thirty-six weeks of fiscal 2007 and fiscal 2006 is presented in the Consolidated Statements of Cash Flows. Cash provided by operating activities was $5,109,000 for the thirty-six weeks ended November 5, 2006 compared to $3,515,000 for the thirty-six weeks ended November 5, 2005. The increase in operating cash flow resulted primarily from increased earnings, less gain from insurance proceeds and a reduction in prepaid expense balances. The Company paid scheduled long-term bank and capitalized lease debt of $2,369,000 in the first thirty-six weeks of fiscal 2007 compared to payments of $2,439,000 for the same period in fiscal 2006. Capital expenditures in the thirty-six weeks ended November 5, 2006 were $1,857,000, compared to $1,166,000 for the same period in fiscal 2006.

The Company’s debt arrangements require the maintenance of a consolidated fixed charge coverage ratio of 1.2 to 1 regarding all of the Company’s mortgage loans and the maintenance of individual restaurant fixed charge coverage ratios of between 1.2 and 1.5 to 1 on certain of the Company’s mortgage loans. Fixed charge coverage ratios are calculated by dividing the cash flow before rent and debt service for the previous 12 months by the debt service and rent due in the coming 12 months. The consolidated and individual coverage ratios are computed quarterly. At the end of fiscal 2006 and as of the quarter ended November 5, 2006, the Company was in compliance with the consolidated fixed charge coverage ratio of 1.2. However, at the end of fiscal 2006 and as of the quarter ended November 5, 2006, the Company was not in compliance with the individual fixed charge coverage ratio on certain of its restaurant properties and has obtained waivers of these violations.
New Accounting Pronouncements. In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”. The Company has adopted these provisions effective February 27, 2006 utilizing the modified prospective application method, and has determined that there is no effect on currently outstanding options as all options issued and outstanding at February 27, 2006 and November 5, 2006 were fully vested . To the extent that the Company grants options or other share-based payments after February 26, 2006, SFAS No. 123(R) is expected to reduce the operating results of the Company. Had compensation cost for the options granted prior to February 27, 2006 been determined based on their fair values at the grant dates in accordance with the fair value method of SFAS No. 123, “Accounting for Stock Based Compensation,” the Company’s pro forma net income and earnings per share amounts would not have differed materially from the reported amounts. No amounts of share-based employee compensation cost were included in net income, as reported, for any of the periods presented herein. See Note 6 for further discussion.
In July 2006, the FASB issued Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of Statement of Financial Accounting Standards No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company is currently determining the effect, if any, the adoption of FIN 48 will have on its financial statements.
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
Item 4. Controls and Procedures.
The effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) was evaluated as of the date of the financial statements. This evaluation was carried out under the supervision of and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer. Based on that evaluation, management concluded that as of November 5, 2006 the Company did not maintain effective internal controls over financial reporting because of a material weakness in its internal controls over accounting for income taxes, including the calculation of deferred tax asset valuation allowances, which resulted in the Company having to restate its fiscal 2005 and 2004 consolidated financial statements. Because of the material weakness, management concluded that disclosure controls and procedures were not effective as of November 5, 2006. Notwithstanding the existence of such material weakness, management has concluded that the consolidated financial statements included in this Form 10-Q fairly present in all material respects the Company’s financial condition as of November 5, 2006 and February 26, 2006 and the results of operations and cash flows for the quarters ended November 5, 2006 and November 6, 2005.
To remediate the material weakness in controls over the Company’s accounting for income taxes, the Company has determined that it will engage an independent registered public accounting firm other than Grant Thorton LLP to perform an analysis of its internal controls over accounting for and disclosure of income taxes and will implement recommendations that result from such analysis. The Company had previously noted a material weakness in its closing process resulting in the late filing of its Form 10-Q for the quarter ended May 21, 2006 but has streamlined its closing process and adjusted its closing calendar to remediate that material weakness.
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
The Company is a party to various legal proceedings and claims arising in the ordinary course of its business. The Company believes that the outcome of these matters will not have a material adverse affect on its consolidated financial position, results of operations or liquidity.
Item 1A. Risk Factors
The Company’s annual report on form 10-K for the fiscal year ended February 26, 2006 discusses the risk factors facing the Company. In addition to the risk factors discussed in the Company’s Form 10-K, the Company believes it has market risk due to the potential for food borne illnesses to contaminate the supply of food products to its restaurants. In the time frame following the end of the period being reported on in this Form 10-Q, there has been an outbreak of E. coli infections in the eastern Pennsylvania, northern New Jersey and New York City metropolitan areas. Press reports indicate that many of the affected persons ate at Taco Bell restaurants in those areas. Although there have been no cases reported in the Company’s market areas and the Company has not closed any restaurants as a result of the situation, the Company’s Taco Bell sales and the sales of 2 in 1 units which include Taco Bell have been negatively impacted by the related publicity. It is not possible to determine how long these negative effects may continue.

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
December 20, 2006