Form 10-K
period 2007-02-25
MORGANS FOODS INC
filed 2007-05-29
CIK 68145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15 (d)
of the Securities Exchange Act of 1934
For the fiscal year ended February 25, 2007
Commission file number 1-08395
MORGAN’S FOODS, INC.
(Exact name of registrant as specified in its charter)

Ohio	34-0562210

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)
4829 Galaxy Parkway, Suite S, Cleveland, OH 44128

(Address of principal executive officers)                     (Zip Code)
Registrant’s telephone number, including area code: (216) 359-9000
Securities registered pursuant to Section 12 (b) of the Act: None

Title of each class	Name of each exchange on which registered

Common Shares, Without Par Value Securities registered pursuant to Section 12 (g) of the Act:	None
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
Large accelerated filer ☐                     Accelerated filer ☐                     Non-accelerated filer ☑
     Indicate by check mark whether the registration is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     As of August 13, 2006, the aggregate market value of the common stock held by nonaffiliates of the Registrant was $7,816,357.
     As of May 11, 2007, the Registrant had 2,880,995 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates by reference certain information from the definitive Proxy Statement to security holders for the 2007 annual meeting, to be filed with the Securities and Exchange Commission on or before June 22, 2007.

MORGAN’S FOODS, INC.
PART I
ITEM 1. BUSINESS
General
Morgan’s Foods, Inc. (“the Company”) operates through wholly-owned subsidiaries KFC restaurants under franchises from KFC Corporation, Taco Bell restaurants under franchises from Taco Bell Corporation, Pizza Hut Express restaurants under licenses from Pizza Hut Corporation and an A&W restaurant under a license from A&W Restaurants, Inc. As of May 25, 2007, the Company operates 71 KFC restaurants, 7 Taco Bell restaurants, 14 KFC/Taco Bell “2n1’s” under franchises from KFC Corporation and franchises or licenses from Taco Bell Corporation, 3 Taco Bell/Pizza Hut Express “2n1’s” under franchises from Taco Bell Corporation and licenses from Pizza Hut Corporation, 1 KFC/Pizza Hut Express “2n1” under a franchise from KFC Corporation and a license from Pizza Hut Corporation and 1 KFC/A&W “2n1” operated under a franchise from KFC Corporation and a license from A&W Restaurants, Inc. The Company’s fiscal year is a 52 — 53 week year ending on the Sunday nearest the last day of February.
Restaurant Operations
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
Of the 97 KFC, Taco Bell and “2n1” restaurants operated by the Company as of May 25, 2007, 16 are located in Ohio, 58 in Pennsylvania, 12 in Missouri, 2 in Illinois, 7 in West Virginia and 2 in New York. The Company was one of the first KFC Corporation franchisees and has operated in excess of 20 KFC franchises for more than 25 years. Operations relating to these units are seasonal to a certain extent, with higher sales generally occurring in the summer months.
Franchise Agreements
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

MORGAN’S FOODS, INC.
PART I (cont’d)
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
In May 1997, the Company renewed substantially all of its then existing franchise agreements for twenty years. New 20 year franchise agreements were obtained for all 54 restaurants acquired in July 1999. Subject to satisfying KFC and Taco Bell requirements for restaurant image and other matters, franchise agreements are renewable at the Company’s option for successive ten year periods. The franchise and license agreements provide that each KFC, Taco Bell, Pizza Hut Express and A&W unit is to be inspected by KFC Corporation, Taco Bell Corporation, Pizza Hut Corporation and A&W Restaurants, Inc., respectively, approximately three or four times per year. These inspections cover product preparation and quality, customer service, restaurant appearance and operation.
Competition
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

MORGAN’S FOODS, INC.
PART I (cont’d)
include, primarily, restaurant location, product price, quality and differentiation, and also restaurant and employee appearance.
Government Regulation
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
Suppliers
The Company has been able to obtain sufficient supplies to carry on its business and believes it will be able to do so in the future.
Growth
The Company added no new restaurants in fiscal 2007 or fiscal 2006.
Employees
As of May 11, 2007, the Company employed approximately 2,147 persons, including 52 administrative and 251 managerial employees. The balance are hourly employees, most of whom are part-time. None of the restaurant employees are represented by a labor union. The Company considers its employee relations to be satisfactory.
ITEM 1A. RISK FACTORS
The Company faces a variety of risks inherent in general business and in the restaurant industry specifically, including operational, legal, regulatory and product risks. Certain significant factors that could adversely affect the operations and results of the Company are discussed below. Other risk factors that the Company cannot anticipate may develop, including risk factors that the Company does not currently consider to be significant.
-	Due to the Company’s reliance on poultry in its menu items, an outbreak of the avian influenza in the United States could cause a shortage of chicken or could cause unreasonable panic in the

MORGAN’S FOODS, INC.
PART I (cont’d)
public related to the consumption of chicken products, either of which would likely have a significant adverse impact on the Company’s business.
-	The Company faces significant image enhancement and relocation requirements in future fiscal years as described under “Other Contractual Obligations and Commitments” in Part II of this report. There is no assurance that the Company will be able to obtain sale/leaseback or debt financing on terms which it finds reasonably acceptable to fund these obligations when due. Lack of acceptable financing could have a material adverse affect on the operations of the Company, including the loss of restaurants subject to enhancement or relocation requirements under applicable franchise agreements.

-	The food supply in general is subject to the accidental or intentional introduction of contaminants which can cause illness or death in humans. To the extent that the Company’s food supplies become impacted by any of these contaminants, the Company’s revenue could be significantly reduced and the Company could be subjected to related liability claims.

-	The Company is involved in various commercial activities in the operation of its restaurants. These activities may generate the potential for legal claims against the Company. While many of these risks are covered by insurance, the costs of litigating large claims and any potential resulting uninsured liability could have a material adverse effect on the Company’s results of operations.

-	In operating its restaurants, the Company is the owner of many real estate parcels. Environmental problems at any of these sites could cause significant costs and liabilities for the Company.

-	The Company is exposed to numerous cost pressures in the operation of its restaurants including food, fuel and minimum wage increases. To the extent that the business environment prohibits the Company from passing on these increased costs in its selling prices, there could be a material negative impact on the results of operations.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
The Company leases approximately 6,000 square feet of space for its headquarters in Cleveland, OH. The lease expires December 31, 2011 and the rent under the current term is $6,300 per month. The Company also leases space for a regional office in Youngstown, OH, which is used to assist in the operation of the KFC, Taco Bell and “2n1” restaurants.
Of the 97 KFC, Taco Bell and “2n1” restaurants, the Company owns the land and building for 56 locations, owns the building and leases the land for 23 locations and leases the land and building for 18 locations. 56 of the owned properties are subject to mortgages. Additionally, the Company leases the land and building for one closed location and owns the land and building for two closed locations which are subject to mortgages, all three of which are leased to an operator of an independent local restaurant concept. Remaining lease terms (including renewal options) range from 1 to 29 years and average approximately 12 years. These leases generally require the Company to pay taxes and utilities, to maintain casualty and liability insurance, and to

MORGAN’S FOODS, INC.
PART I (cont’d)
keep the property in good repair. The Company pays annual rent for each leased KFC, Taco Bell or “2n1” restaurant in amounts ranging from $19,000 to $95,000. In addition, 12 of these leases require payment of additional rentals based on a percentage of gross sales in excess of certain base amounts. Sales for 8 KFC, Taco Bell and “2n1” restaurants exceeded the respective base amounts in fiscal 2007.
The Company believes that its restaurants are generally efficient, well equipped and maintained and in good condition.
ITEM 3. LEGAL PROCEEDINGS
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no matters submitted to security holders for a vote during the last quarter of the Company’s fiscal year ended February 25, 2007.
Executive Officers of the Company
The Executive Officers and other Officers of the Company are as follows:

Name	Age	Position with Registrant	Officer Since
Executive Officers:

Leonard R. Stein-Sapir	68	Chairman of the Board and Chief Executive Officer	April 1989

James J. Liguori	58	President and Chief Operating Officer	June 1979

Kenneth L. Hignett	60	Senior Vice President- Chief Financial Officer & Secretary	May 1989

Other Officers:

Barton J. Craig	58	Senior Vice President- General Counsel	January 1994

Vincent J. Oddi	64	Vice President- Restaurant Development	September 1979

Ramesh J. Gursahaney	58	Vice President- Operations	January 1991
Officers of the Company serve for a term of one year and until their successors are elected and qualified, unless otherwise specified by the Board of Directors. Any officer is subject to removal with or without cause, at any time, by a vote of a majority of the Board of Directors.

MORGAN’S FOODS, INC.
PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s Common Shares are traded over the counter under the symbol “MRFD”. The following table sets forth, for the periods indicated, the high and low sale prices of the Common Shares as reported.

	Price Range
	High	Low
Year ended February 25, 2007:

1st Quarter	$5.50	$4.50
2nd Quarter	6.15	4.55
3rd Quarter	7.95	4.55
4th Quarter	12.89	7.67

Year ended February 26, 2006:

1st Quarter	$1.60	$.90
2nd Quarter	4.25	1.60
3rd Quarter	6.30	4.50
4th Quarter	8.00	4.50
As of May 11, 2007, the Company had approximately 866 shareholders of record. The Company has paid no dividends since fiscal 1975.

MORGAN’S FOODS, INC.
PART II (cont’d)
Shareholder Return Performance Graph
Set forth below is a line graph comparing the cumulative total return on the Company’s Common Shares, assuming a $100 investment as of March 3, 2002, and based on the market prices at the end of each fiscal year, with the cumulative total return of the Standard & Poor’s Midcap 400 Stock Index and a restaurant peer group index composed of 19 restaurant companies each of which has a market capitalization comparable to that of the Company.

	2002	2003	2004	2005	2006	2007
MORGANS FOODS INC	100	79	93	43	233	588
S&P MIDCAP400 INDEX	100	80	119	135	159	178
RESTAURANT PEER GROUP	100	83	112	123	219	317

The companies in the peer group are AM-CH Inc., Avado Brands Inc., Boston Restaurant Assoc. Inc., Brazil Fast Food Corp., Briazz Inc., Chefs International Inc., Creative Host Services Inc., Eateries Inc., Elmers Restaurants Inc., Flanigans Enterprises Inc., Good Times Restaurants Inc., Granite City Food & Brewery, Grill Concepts Inc., Health Express USA Inc., Mexican Restaurants Inc., New World Restaurant Group, Star Buffet Inc., Tumbleweed Inc. and Western Sizzlin’ Corp. The restaurant peer group index is weighted based on market capitalization. Some of the companies do not currently exist as independent publicly traded entities but are included in the calculation for the appropriate time periods. The companies included in the peer group index were selected by the Board of Directors.

MORGAN’S FOODS, INC.
PART II (cont’d)
ITEM 6. SELECTED FINANCIAL DATA
The following selected financial information for each of the five fiscal years in the period ended February 25, 2007, is derived from, and qualified in its entirety by, the consolidated financial statements of the Company. The following selected financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included elsewhere in this report.

	Years Ended
	February 25,	February 26,	February 27,	February 29,	March 2,
	2007	2006	2005	2004	2003
Revenues	$91,248	$87,457	$80,960	$81,738	$82,326
Cost of sales:
Food, paper and beverage	27,981	27,146	25,222	24,712	25,645
Labor and benefits	24,798	23,186	22,803	22,816	22,329
Restaurant operating expenses	22,765	22,190	21,015	21,320	21,018
Depreciation and amortization	2,950	3,254	3,419	3,518	3,499
General and administrative expenses	5,428	5,133	4,870	5,574	5,749
Loss (gain) on restaurant assets	5	(715)	574	567	551

Operating income	7,321	7,263	3,057	3,231	3,535
Net income (loss)	3,527	3,437	(2,141)	(1,579)	(1,673)
Basic net income (loss) per comm. sh. (1)	$1.29	$1.26	$(0.79)	$(0.58)	$(0.62)
Diluted net income (loss) per comm. sh. (1)	$1.27	$1.24	$(0.79)	$(0.58)	$(0.62)
Working capital (deficiency)	$(2,403)	$(3,178)	$(46,048)	$(3,999)	$(3,111)
Total assets	52,323	50,751	48,790	52,672	56,025
Long-term debt (less current maturities)	34,445	37,357	—	43,370	46,113
Long-term capital lease obligations	1,299	1,194	368	379	436
Shareholders’ equity (deficiency)	1,839	(2,186)	(5,623)	(3,482)	(1,903)

(1)	Computed based upon the basic weighted average number of common shares outstanding during each year, which were 2,738,982 in 2007, 2,718,495 in 2006, 2,718,495 in 2005, 2,718,441 in 2004 and 2,720,182 in 2003 and the diluted weighted average number of common and common equivalent shares outstanding during each year, which were 2,767,478 in 2007, 2,778,524 in 2006, 2,718,495 in 2005, 2,718,441 in 2004 and 2,720,182 in 2003.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations
During fiscal 2005 through 2007 the Company operated KFC franchised restaurants, Taco Bell franchised restaurants and various “2n1” restaurants which include the KFC, Taco Bell, Pizza Hut and A&W concepts in the states of Illinois, Missouri, Ohio, Pennsylvania, West Virginia and New York. The average number of restaurants in operation during each fiscal year was 98 in 2007, 99 in 2006 and 101 in 2005.

MORGAN’S FOODS, INC.
PART II (cont’d)

	2007	2006	2005
Cost of sales:
Food, paper and beverage	30.7%	31.0%	31.2%
Labor and benefits	27.2%	26.5%	28.2%
Restaurant operating expenses	24.9%	25.4%	26.0%
Depreciation and amortization	3.2%	3.7%	4.2%
General and administrative expenses	5.9%	5.9%	6.0%
Operating income	8.0%	8.3%	3.8%
Revenues
Revenue was $91,248,000 in fiscal 2007, an increase of $3,791,000 or 4.3% compared to fiscal 2006. The $3,791,000 increase in restaurant revenues during fiscal 2007 was due mainly to a 5.0% increase in comparable restaurant revenues resulting from continuing effective products and promotions from the franchisors. Revenue was $87,457,000 in fiscal 2006, an increase of $6,497,000 or 8.0% compared to fiscal 2005. The $6,497,000 increase in restaurant revenues during fiscal 2006 was due mainly to an 8.5% increase in comparable restaurant revenues resulting from continuing effective promotions from the franchisors and $891,000 in revenues lost from locations that were closed for the repair of damages during fiscal 2005. The increases were partially offset by $957,000 in revenues being lost in fiscal 2006 due to the permanent closing of 3 locations in fiscal 2005 and 1 location in fiscal 2006.
Revenues for the 16 weeks ended February 25, 2007, were $25,822,000, an increase of $689,000, primarily the result of a 3.3% increase in comparable restaurant revenues. This increase was due to successful product promotions including the KFC bowls and variety bucket and the fajita quesadilla at Taco Bell. Revenues for the 16 weeks ended February 26, 2006, were $25,133,000, an increase of $1,497,000, primarily the result of a 5.4% increase in comparable restaurant revenues. This increase was due to successful product promotions including the KFC value meals, variety bucket and the wings flavor station promotion. These revenue increases were partially offset by the decreases in revenues caused by the restaurants either temporarily or permanently closed as discussed above.
Cost of Sales — Food, Paper and Beverage
Food, paper and beverage costs were $27,981,000 or 30.7% of revenues in fiscal year 2007 compared to $27,146,000 or 31.0% in fiscal year 2006. The results included higher fuel surcharges for the current year period which were offset by increased efficiencies due to higher average restaurant volumes. Food, paper and beverage costs were $27,146,000 or 31.0% of revenues in fiscal year 2006 compared to $25,222,000 or 31.2% in fiscal year 2005. The decrease as a percentage of sales was primarily caused by increased efficiencies due to higher average restaurant volumes but partially offset by higher supply delivery costs due to fuel surcharges.
For the fourth quarter of fiscal 2007, food, paper and beverage costs decreased as a percentage of revenues to 29.9% from 31.1% in the fourth quarter fiscal 2006. The decrease of 1.2% of revenues was primarily due to improved efficiencies due to higher restaurant volumes in the fiscal 2007 fourth quarter.

MORGAN’S FOODS, INC.
PART II (cont’d)
Cost of Sales — Labor and Benefits
Labor and benefits increased to 27.2% of revenues or $24,798,000 in fiscal 2007 from 26.5% of revenues or $23,186,000 in fiscal 2006 due to minimum wage increases and higher health and welfare costs. Labor and benefits decreased to 26.5% of revenues or $23,186,000 in fiscal 2006 from 28.2% of revenues or $22,803,000 in fiscal 2005 due to significant improvements in labor efficiency related to higher average restaurant volumes and lower health and welfare costs.
Labor and benefit costs for the fourth quarter of fiscal 2007 increased to 29.7% of revenues or $7,668,000 compared to 27.7% of revenues or $6,958,000 in fiscal 2006. This percentage increase was primarily the result of minimum wage increases and higher health and welfare costs.
Restaurant Operating Expenses
Restaurant operating expenses decreased as a percentage to 24.9% of revenues or $22,765,000 in fiscal 2007 from 25.4% of revenues or $22,190,000 in fiscal 2006. This decrease was primarily the result of higher average restaurant volumes. Restaurant operating expenses decreased to 25.4% of revenues or $22,190,000 in fiscal 2006 from 26.0% of revenues or $21,015,000 in fiscal 2005. This decrease was primarily the result of higher average restaurant volumes.
Restaurant operating expenses for the fourth quarter of fiscal 2007 decreased as a percentage to 25.7% of revenues or $6,626,000 from 26.1% of revenues or $6,547,000 in the year earlier quarter. This decrease was primarily the result of higher average restaurant volumes.
Depreciation and Amortization
Depreciation and amortization decreased by $304,000 to $2,950,000 in fiscal 2007 from $3,254,000 in fiscal 2006 as a result of certain assets becoming fully depreciated during the year. Depreciation and amortization decreased slightly to $3,254,000 in fiscal 2006 from $3,419,000 in fiscal 2005 as a result of certain assets becoming fully depreciated during the year.
General and Administrative Expenses
General and administrative expenses increased to $5,428,000 or 5.9% of revenues in fiscal 2007 from $5,133,000 or 5.9% of revenues in fiscal 2006 primarily as a result of increases in officers’ salary expense, field administrative salaries and health and welfare expense. General and administrative expenses increased to $5,133,000 or 5.9% of revenues in fiscal 2006 from $4,870,000 or 6.0% of revenues in fiscal 2005 primarily as a result of increased legal and accounting costs incurred during fiscal 2006, much of which related to the reversal of the proposed financial restructuring.
For the fourth quarter of fiscal 2007, general and administrative expenses increased to $1,761,000 or 6.8% of revenues from $1,441,000 or 5.9% of revenues in the fourth quarter of fiscal 2006 for the reasons discussed above.

MORGAN’S FOODS, INC.
PART II (cont’d)
Loss (gain) on Restaurant Assets
The Company experienced a loss on restaurant assets of $5,000 in fiscal 2007 compared to a gain of $715,000 in fiscal 2006. The 2006 amount represents the gains on restaurant assets replaced through insurance proceeds received for flood damages. The 2005 amount includes impairment losses of $823,000 on nine restaurants to reduce their carrying values to their estimated fair values. These impairment losses were partially offset by gains totaling $167,000 which were recognized for property damage insurance proceeds received in excess of the net book value of the related property, and $178,000 for business interruption insurance proceeds received. These insurance proceeds relate to two restaurants damaged from the Hurricane Ivan storm system and one fire-damaged restaurant. Insurance proceeds which will result in a gain are recognized in the financial statements only when such gains are realized, which is generally upon receipt of the proceeds.
In the fourth quarter of fiscal 2007 and also in the fourth quarter of fiscal 2006 the Company recorded no significant activity in gains or losses on restaurant assets.
Operating Income
Operating income in fiscal 2007 increased to $7,321,000 from $7,263,000 in fiscal 2006 primarily as a result of higher revenues and improved operating efficiencies as discussed above. Operating income in fiscal 2006 increased to $7,263,000 from $3,057,000 in fiscal 2005 primarily as a result of higher revenues and improved operating efficiencies, and substantial net gains on the disposal of restaurant assets as discussed above.
Interest Expense
Interest expense on bank debt and notes payable decreased to $3,762,000 in fiscal 2007 from $4,078,000 in fiscal 2006. Interest expense on bank debt and notes payable decreased to $4,078,000 in fiscal 2006 from $4,341,000 in fiscal 2005. The decreases in interest expense for fiscal 2007 and 2006 were the result of principal payments which reduced the outstanding debt balances. Interest expense from capitalized lease debt increased to $117,000 in fiscal 2007 from $89,000 in fiscal 2006 as a result of a full year of interest expense for a conversion of a previously owned restaurant to a capitalized lease during the 2006 fiscal year. Interest expense from capitalized lease debt increased to $89,000 in fiscal 2006 from $45,000 in fiscal 2005 due to the conversion of a previously owned restaurant to a capitalized lease during the 2006 fiscal year.
Other Income
Other income increased to $221,000 in fiscal 2007 compared to $154,000 in fiscal 2006 primarily due to $71,000 of income from sub-leased properties. Other income increased to $154,000 in fiscal 2006 compared to $78,000 in fiscal 2005 primarily due to $34,000 of income from vending machines placed in the Company’s restaurants.

MORGAN’S FOODS, INC.
PART II (cont’d)
Provision for Income Taxes
The provision for income taxes increased by $323,000 to a provision of $136,000 in fiscal 2007 compared to benefit of ($187,000) for fiscal 2006. The provision for income taxes decreased by $1,077,000 to a benefit of $(187,000) in fiscal 2006 compared to fiscal 2005 due to a $1,151,000 change in deferred income taxes primarily as a result of the Company’s judgment regarding the valuation reserve and the realization of the deferred tax asset offset by a current tax accrual of $81,000 in fiscal 2006, primarily for alternative minimum taxes compared to a current accrual in fiscal 2005 of $7,000.
Liquidity and Capital Resources
Cash flow activity for fiscal 2007 and fiscal 2006 is presented in the Consolidated Statements of Cash Flows. Cash provided by operating activities was $7,121,000 for the year ended February 25, 2007 compared to $5,922,000 for the year ended February 26, 2006. The increase in operating cash flow was primarily the result of favorable changes in deferred tax assets, prepaids and accruals during fiscal 2007. Cash provided by operating activities was $5,922,000 for the year ended February 26, 2006 compared to $3,066,000 for the year ended February 27, 2005. The increase in operating cash flow was primarily the result of the high level of net income for fiscal 2006. The Company paid long-term bank and capitalized lease debt of $3,141,000 in fiscal 2007 compared to payments of $3,247,000 in fiscal 2006. Proceeds from stock option exercises were $498,000 in fiscal 2007. In 2006, the Company received proceeds of $912,000 from a sale/leaseback transaction of one of its restaurant properties. Capital expenditures in fiscal 2007 were $2,970,000, compared to $1,502,000 in fiscal 2006. This increase is primarily a result of the image enhancement of five restaurants.
The Company’s debt arrangements require the maintenance of a consolidated fixed charge coverage ratio of 1.2 to 1 regarding all of the Company’s mortgage loans and the maintenance of individual restaurant fixed charge coverage ratios of between 1.2 and 1.5 to 1 on certain of the Company’s mortgage loans. Fixed charge coverage ratios are calculated by dividing the cash flow before rent and debt service for the previous 12 months by the debt service and rent due in the coming 12 months. The consolidated and individual coverage ratios are computed quarterly. At the end of fiscal 2007, the Company was in compliance with the consolidated fixed charge coverage ratio of 1.2. However, at the end of fiscal 2007 the Company was not in compliance with the individual fixed charge coverage ratio on 25 of its restaurant properties and has obtained waivers of these violations.
Financial Restructuring
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

MORGAN’S FOODS, INC.
PART II (cont’d)
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
The Company’s contractual obligations and commitments as of February 25, 2007 were as follows:

Contractual Obligations	2008	2009	2010	2011	2012	Thereafter	Total
Long-term debt, including current	$2,913	$3,046	$3,313	$3,603	$3,844	$20,639	$37,358
Interest expense on long-term debt	$3,395	$3,105	$2,801	$2,482	$2,121	$6,262	$20,166
Capital leases (1)	$159	$160	$161	$161	$160	$1,911	$2,712
Operating leases (1)	$1,857	$1,776	$1,421	$1,218	$1,072	$4,268	$11,612

(1)	does not include contingent rental obligations based on sales performance
Other Contractual Obligations and Commitments
For KFC products, the Company is required to pay royalties of 4% of gross revenues and to expend an additional 5.5% of gross revenues on national and local advertising pursuant to its franchise agreements. For Taco Bell products in KFC/Taco “2n1” restaurants operated under license agreements from Taco Bell Corporation and franchise agreements from KFC Corporation, the Company is required to pay royalties of 10% of Taco Bell gross revenues and to make advertising fund contributions of 1/2% of Taco Bell gross revenues. For Taco Bell product sales in restaurants operated under Taco Bell franchises the Company is required to pay royalties of 5.5% of gross revenues and to expend an additional 4.5% of gross revenues on national and local advertising. For Pizza Hut products in Taco Bell/Pizza Hut Express “2n1” restaurants the Company is required to pay royalties of 5.5% of Pizza Hut gross revenues and to expend an additional 4.5% of Pizza Hut gross revenues on national and local advertising. For A&W products in “2n1” restaurants the Company is required to pay royalties of 7% of A&W gross revenues and to expend an additional 4% of A&W gross revenues on national and local advertising. Total royalties and advertising, which are included in the Consolidated Statements of Operations as part of restaurant operating expenses, were $9,005,000, $8,591,000 and $8,033,000 in fiscal 2007, 2006 and 2005, respectively.

MORGAN’S FOODS, INC.
PART II (cont’d)
In fiscal year 2000 the Company signed an agreement and prepaid franchise fees of $170,000 which granted it the rights to develop 20 KFC, Taco Bell or KFC “2n1” restaurants in specific geographic areas. Under the agreement five restaurants are required to be developed each year over a four year period. As of February 25, 2007 the Company has developed only five restaurants under this agreement. The status of the development agreements has been discussed with the franchisors and the Company has not been declared in default of the KFC agreement. If the Company should be declared in default on the KFC agreement, it could lose the rights to develop certain KFC restaurants and could forfeit the remaining balance of prepaid franchise fees, which was $60,000 at February 25, 2007. The Company believes that noncompliance with the KFC development agreement will not have a material impact on its financial position, results of operations or cash flows.
The franchise agreements with KFC and Taco Bell Corporation require the Company to upgrade and remodel its restaurants to comply with the franchisors’ current standards within agreed upon timeframes. If a property is of usable size and configuration, the Company can perform an image enhancement to bring the building to the current image of the franchisor. If the property is not large enough to fit a drive-thru or has some other deficiency, the Company would need to relocate the restaurant to another location within the trade area to meet the franchisor’s requirements. In order to meet the terms and conditions of the franchise agreements, the Company has the following obligations:

	Number
Fiscal Year	Of Units		Obiligation (1)
2008 Image enhancements	10		$2,300,000
2008 relocations	1	(2)	1,400,000
2009 Image enhancements	10		2,725,000
2010 Image enhancements	14		3,650,000
2011 Image enhancements	10		2,650,000
2011 relocations	1	(2)	750,000
2014 Image enhancements	1		800,000
2015 relocations	4	(2)	5,000,000
2016 relocations	1	(2)	1,400,000
2020 Image enhancements	3		2,900,000
2020 relocations	4	(2)	5,700,000

	59		$29,275,000

(1)	These amounts are based on current construction cost estimates and actual costs may vary.

(2)	Generally at the time relocation of an existing restaurant is required, the related assets have been depreciated or amortized to a low net book value. If an economically suitable new location cannot be obtained, the Company may choose to close the restaurant and abandon the remaining assets.
There can be no assurance that the Company will be able to accomplish the image enhancements and relocations required in the franchise agreements on terms acceptable to the Company. If the Company is unable to meet the requirements of a franchise agreement, the franchisor may choose to extend the time allowed for compliance or may terminate the franchise agreement.

MORGAN’S FOODS, INC.
PART II (cont’d)
Seasonality
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
Critical Accounting Policies
The Company’s reported results are impacted by the application of certain accounting policies that require it to make subjective or complex judgments or to apply complex accounting requirements. These judgments include estimations about the effect of matters that are inherently uncertain and may significantly impact its quarterly or annual results of operations, financial condition or cash flows. Changes in the estimates and judgments could significantly affect results of operations, financial condition and cash flows in future years. The Company believes that its critical accounting policies are as follows:
•	Estimating future cash flows and fair value of assets associated with assessing potential impairment of long-lived tangible and intangible assets and projected compliance with debt covenants.
•	Determining the appropriate valuation allowances for deferred tax assets and reserves for potential tax exposures. See Note 8 to the consolidated financial statements for a discussion of income taxes.
•	Applying complex lease accounting requirements to the Company’s capital and operating leases of property and equipment. The Company leases the building or land, or both, for nearly one-half of its restaurants. See Note 6 to the consolidated financial statements for a discussion of lease accounting.
New Accounting Standards
In July 2006, the FASB issued Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of Statement of Financial Accounting Standards No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company is determining the effect, if any, that the adoption of FIN 48 will have on its financial statements.
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

MORGAN’S FOODS, INC.
PART II (cont’d)
In September 2006, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 108 (“SAB No. 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 expresses the SEC staff’s view regarding the process of quantifying and evaluating financial statement misstatements. SAB No. 108 provides interpretive guidance on how to consider the effects of carryovers or reversals of prior year misstatements in quantifying a current year misstatement. The SEC staff believes that both the “rollover” (income statement) and “iron curtain” (balance sheet) approaches should be used to provide a meaningful analysis of the materiality of uncorrected errors. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The Company’s application of the guidance contained in SAB No. 108 in fiscal 2007 did not have a material impact on the Company’s financial position or results of operations.
Safe Harbor Statements
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company’s debt is all at fixed interest rates, not publicly traded and there are few lenders or financing transactions for similar debt in the marketplace at this time. The Company is subject to volatility in food costs as a result of market risk and we manage that risk through the use of longer term purchasing contracts. Our ability to recover increased costs through higher pricing is, at times, limited by the competitive environment in which we operate.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Consolidated Financial Statements of the Company are set forth in Item 15 of this Report.

MORGAN’S FOODS, INC.
PART II (cont’d)
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
During fiscal 2007, the Company retained Grant Thornton LLP as its independent auditor to replace Deloitte & Touche LLP. The Company has had no disagreements with its accountants on accounting and financial disclosure matters.
ITEM 9A. CONTROLS AND PROCEDURES
The effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) was evaluated as of the date of the financial statements. This evaluation was carried out under the supervision of and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer. Based on that evaluation, management concluded that as of February 25, 2007 the design and operation of the Company’s disclosure controls and procedures appears to be adequate.
ITEM 9B. OTHER INFORMATION
None.

MORGAN’S FOODS, INC.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information on Directors of the Company is incorporated herein by reference to the definitive Proxy Statement to security holders for the 2007 annual meeting to be filed with the Securities and Exchange Commission on or before June 22, 2007.
Information regarding the Executive Officers of the Company is reported in a separate section captioned “Executive Officers of the Company” included in Part I hereof.
ITEM 11. EXECUTIVE COMPENSATION
Information on executive compensation is incorporated herein by reference to the definitive Proxy Statement to security holders for the 2007 annual meeting to be filed with the Securities and Exchange Commission on or before June 22, 2007.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
Information on security ownership of certain beneficial owners, officers and directors is incorporated herein by reference to the definitive Proxy Statement to security holders for the 2007 annual meeting to be filed with the Securities and Exchange Commission on or before June 22, 2007.
ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information on certain relationships and related transactions is incorporated herein by reference to the definitive Proxy Statement to security holders for the 2007 annual meeting to be filed with the Securities and Exchange Commission on or before June 22, 2007.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information on Principal accountant fees and services is incorporated herein by reference to the definitive Proxy Statement to security holders for the 2007 annual meeting to be filed with the Securities and Exchange Commission on or before June 22, 2007.

MORGAN’S FOODS, INC.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
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

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS
Board of Directors and Shareholders of
Morgan’s Foods, Inc.
We have audited the accompanying consolidated balance sheet of Morgan’s Foods, Inc. and subsidiaries (the “Company”) as of February 25, 2007, and the related consolidated statements of operations, shareholders’ equity (deficiency), and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the 2007 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Morgan’s Foods, Inc. and subsidiaries as of February 25, 2007, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
As discussed further in Note 1, effective February 27, 2006 the Company adopted Statement of Financial Accounts Standards No. 123R, Share-Based Payment.
/s/ GRANT THORNTON LLP
Cleveland, Ohio
May 24, 2007

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS (cont.)
To the Board of Directors and Shareholders
Morgan’s Foods, Inc.
Cleveland, Ohio
We have audited the accompanying consolidated balance sheet of Morgan’s Foods, Inc. and subsidiaries(the “Company”) as of February 26, 2006 and the related consolidated statements of operations, shareholders’ equity (deficiency), and cash flows for each of the two years in the period ended February 26, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.
We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Morgan’s Foods, Inc. and subsidiaries at February 26, 2006 and the results of their operations and their cash flows for each of the two years in the period ended February 26, 2006 in conformity with accounting principles generally accepted in the United States of America.
/s/ Deloitte & Touche LLP
Cleveland, Ohio
June 14, 2006

MORGAN’S FOODS, INC.
Consolidated Balance Sheets

	February 25,	February 26,
	2007	2006
ASSETS
Current assets:
Cash and equivalents	$7,829,000	$6,415,000
Receivables	345,000	332,000
Inventories	684,000	643,000
Prepaid expenses	600,000	856,000

	9,458,000	8,246,000

Property and equipment:
Land	10,462,000	10,462,000
Buildings and improvements	20,200,000	19,688,000
Property under capital leases	1,433,000	1,298,000
Leasehold improvements	7,841,000	7,436,000
Equipment, furniture and fixtures	20,531,000	19,964,000
Construction in progress	1,107,000	55,000

	61,574,000	58,903,000
Less accumulated depreciation and amortization	31,104,000	28,678,000

	30,470,000	30,225,000
Other assets	824,000	925,000
Franchise agreements	1,519,000	1,578,000
Deferred tax asset	825,000	550,000
Goodwill	9,227,000	9,227,000

	$52,323,000	$50,751,000

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities:
Long-term debt, current	$2,913,000	$3,116,000
Current maturities of capital lease obligations	28,000	24,000
Accounts payable	4,291,000	4,308,000
Accrued liabilities	4,629,000	3,976,000

	11,861,000	11,424,000
Long-term debt (Note 4)	34,445,000	37,357,000
Long-term capital lease obligations	1,299,000	1,194,000
Other long-term liabilities	1,302,000	1,631,000
Deferred tax liabilities	1,577,000	1,331,000

SHAREHOLDERS’ EQUITY (DEFICIENCY)
Preferred shares, 1,000,000 shares authorized, no shares outstanding
Common stock, no par value
Authorized shares - 25,000,000
Issued shares - 2,969,405	30,000	30,000
Treasury shares - 88,410 and 250,910	(131,000)	(284,000)
Capital in excess of stated value	29,174,000	28,829,000
Accumulated deficit	(27,234,000)	(30,761,000)

Total shareholders equity (deficiency)	1,839,000	(2,186,000)

	$52,323,000	$50,751,000

MORGAN’S FOODS, INC.
Consolidated Statements of Operations
Years Ended February 25, 2007, February 26, 2006, February 27, 2005

	2007	2006	2005
Revenues	$91,248,000	$87,457,000	$80,960,000

Cost of sales:
Food, paper and beverage	27,981,000	27,146,000	25,222,000
Labor and benefits	24,798,000	23,186,000	22,803,000
Restaurant operating expenses	22,765,000	22,190,000	21,015,000
Depreciation and amortization	2,950,000	3,254,000	3,419,000
General and administrative expenses	5,428,000	5,133,000	4,870,000
Loss (gain) on restaurant assets (Note 2)	5,000	(715,000)	574,000

Operating income	7,321,000	7,263,000	3,057,000

Interest expense:
Bank debt and notes payable	(3,762,000)	(4,078,000)	(4,341,000)
Capital leases	(117,000)	(89,000)	(45,000)
Other income and expense, net	221,000	154,000	78,000

Income (loss) before income taxes	3,663,000	3,250,000	(1,251,000)
Provision (credit) for income taxes (Note 8)	136,000	(187,000)	890,000

Net income (loss)	3,527,000	3,437,000	(2,141,000)

Basic net income (loss) per common share:	$1.29	$1.26	$(0.79)

Diluted net income (loss) per common share:	$1.27	$1.24	$(0.79)

MORGAN’S FOODS, INC.
Consolidated Statements of Shareholders’ Equity (Deficiency)
Years Ended February 25, 2007, February 26, 2006, February 27, 2005

					Capital in		Total
	Common Shares		Treasury Shares		excess of	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	stated value	Deficit	Equity (Deficiency)
Balance February 29, 2004	2,969,405	$30,000	(250,964)	$(284,000)	$28,829,000	$(32,057,000)	$(3,482,000)
Net loss						(2,141,000)	(2,141,000)
Adjustment of Treasury Shares			54

Balance February 27, 2005	2,969,405	30,000	(250,910)	(284,000)	28,829,000	(34,198,000)	(5,623,000)
Net income						3,437,000	3,437,000

Balance February 26, 2006	2,969,405	30,000	(250,910)	(284,000)	28,829,000	(30,761,000)	(2,186,000)
Net income						3,527,000	3,527,000
Exercise of Stock Options	—	—	162,500	153,000	345,000	—	498,000

Balance February 25, 2007	2,969,405	$30,000	(88,410)	$(131,000)	$29,174,000	$(27,234,000)	$1,839,000

MORGAN’S FOODS, INC.
Consolidated Statements of Cash Flows
Years Ended February 25, 2007, February 26, 2006, February 27, 2005

	2007	2006	2005
Cash flows from operating activities:
Net income (loss)	$3,527,000	$3,437,000	$(2,141,000)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	2,950,000	3,254,000	3,419,000
Amortization of deferred financing costs	108,000	115,000	121,000
Amortization of supply agreement advances (Note 1)	(783,000)	(712,000)	(709,000)
Funding from supply agreements (Note 1)	793,000	626,000	641,000
Decrease (increase) in deferred tax assets	(275,000)	(550,000)	600,000
Increase in deferred tax liabilities	246,000	282,000	283,000
Loss (gain) on restaurant assets	5,000	(715,000)	574,000
Business interruption insurance proceeds	—	30,000	152,000
Changes in assets and liabilities:
Decrease (Increase) in receivables	(13,000)	60,000	(150,000)
Increase in inventories	(41,000)	(46,000)	(15,000)
Decrease (Increase) in prepaid expenses	256,000	(267,000)	(265,000)
Decrease (Increase) in other assets	(7,000)	—	25,000
Increase (Decrease) in accounts payable	(17,000)	274,000	392,000
Increase in accrued liabilities	365,000	134,000	139,000

Net cash provided by operating activities	7,114,000	5,922,000	3,066,000

Cash flows from investing activities:
Capital expenditures	(2,970,000)	(1,502,000)	(2,141,000)
Insurance proceeds	—	694,000	588,000
Purchase of franchise agreement	(87,000)	(30,000)	(25,000)
Redemption of short term investment	—	—	300,000

Net cash used in investing activities	(3,057,000)	(838,000)	(1,278,000)

Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of financing costs	—	12,000	414,000
Principal payments on long-term debt	(3,115,000)	(3,221,000)	(2,845,000)
Proceeds from sale leaseback	—	912,000	—
Principal payments on capital lease obligations	(26,000)	(26,000)	(56,000)
Cash received for exercise of stock options	498,000	—	—

Net cash used in financing activities	(2,643,000)	(2,323,000)	(2,487,000)

Net change in cash and equivalents	1,414,000	2,761,000	(699,000)
Cash and equivalents, beginning balance	6,415,000	3,654,000	4,353,000

Cash and equivalents, ending balance	$7,829,000	$6,415,000	$3,654,000

MORGAN’S FOODS, INC.
Notes to Consolidated Financial Statements
February 25, 2007, February 26, 2006 and February 27, 2005
NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.
Description of Business — Morgan’s Foods, Inc. and its subsidiaries (“the Company”) operate 71 KFC restaurants, 7 Taco Bell restaurants, 14 KFC/Taco Bell “2n1” restaurants, 3 Taco Bell/Pizza Hut Express “2n1” restaurants, 1 KFC/Pizza Hut Express “2n1” and 1 KFC/A&W “2n1”, in the states of Illinois, Missouri, Ohio, Pennsylvania, West Virginia and New York. The Company’s fiscal year is a 52-53 week year ending on the Sunday nearest the last day of February.
Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions pending completion of related events. These estimates and assumptions include the recoverability of tangible and intangible asset values, the probability of receiving insurance proceeds, projected compliance with financing agreements and the realizability of deferred tax assets. These estimates and assumptions affect the amounts reported at the date of the financial statements for assets, liabilities, revenues and expenses and the disclosure of contingencies. Actual results could differ from those estimates.
Principles of Consolidation — The consolidated financial statements include the accounts of the Company. All significant intercompany transactions and balances have been eliminated.
Revenue Recognition — The Company recognizes revenue as customers pay for products at the time of sale.
Advertising Costs — The Company expenses advertising costs as incurred. Advertising expense was $5,165,000, $4,905,000 and $4,623,000 for fiscal years 2007, 2006 and 2005, respectively.
Cash and Investments — The Company considers all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents.
Inventories — Inventories, principally food, beverages and paper products, are stated at the lower of aggregate cost (first-in, first-out basis) or market.
Property and Equipment — Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets as follows: buildings and improvements — 3 to 20 years; equipment, furniture and fixtures — 3 to 10 years. Leasehold improvements are amortized over 3 to 15 years, which is the shorter of the life of the asset or the life of the lease. The asset values of the capitalized leases are amortized using the straight-line method over the lives of the respective leases which range from 15 to 20 years.

MORGAN’S FOODS, INC.
Notes to Consolidated Financial Statements
February 25, 2007, February 26, 2006 and February 27, 2005
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
Deferred Financing Costs — Costs related to the acquisition of long-term debt are capitalized and expensed as interest over the term of the related debt. Amortization expense was $108,000, $115,000 and $121,000 for fiscal years 2007, 2006 and 2005, respectively. The balance of deferred financing costs was $644,000 at February 25, 2007 and $752,000 at February 26, 2006 and is included in other assets in the consolidated balance sheets.
Franchise Agreements — Franchise agreements are recorded at cost. Amortization is computed on the straight-line method over the term of the franchise agreement. The Company’s franchise agreements are predominantly 20 years in length.
Goodwill — Goodwill represents the cost of acquisitions in excess of the fair value of identifiable assets. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized, but is subject to assessment for impairment whenever there is an indication of impairment or at least annually as of fiscal year end by applying a fair value based test.
Advance on Supply Agreements — In conjunction with entering into contracts that require the Company to sell exclusively the specified beverage products for the term of the contract, the Company has received advances from the supplier. The Company amortizes advances on supply agreements as a reduction of food, paper and beverage cost of sales over the term of the related contract using the straight-line method. These advances of $467,000 and $589,000 at February 25, 2007 and February 26, 2006, respectively, are included in other long-term liabilities in the consolidated balance sheets net of $613,000 and $601,000 included in accrued liabilities as of such date.
Lease Accounting — Operating lease expense is recognized on the straight-line basis over the term of the lease for those leases with fixed escalations. The difference between the scheduled amounts and the straight-line amounts is accrued. These accruals of $417,000 and $419,000 at February 25, 2007 and February 26, 2006, respectively, are included in other long-term liabilities in the consolidated balance sheets net of $33,000 and $22,000 included in accrued liabilities as of such date.

MORGAN’S FOODS, INC.
Notes to Consolidated Financial Statements
February 25, 2007, February 26, 2006 and February 27, 2005
Income Taxes — The provision for income taxes is based upon income or loss before tax for financial reporting purposes. Deferred tax assets or liabilities are recognized for the expected future tax consequences of temporary differences between the tax basis of assets and liabilities and their carrying values for financial reporting purposes. Deferred tax assets are also recorded for operating loss and tax credit carryforwards. A valuation allowance is recorded to reduce deferred tax assets to the amount more likely than not to be realized in the future, based on an evaluation of historical and projected profitability.
Stock-Based Compensation — In December 2004, the FASB issued SFAS 123R, “Share-Based Payment”. The Company has adopted these provisions effective February 27, 2006 utilizing the modified prospective application method, and has determined that there is no effect on currently outstanding options as all options issued and outstanding at February 25, 2007 and February 27, 2006 were fully vested . To the extent that the Company grants options or other share-based payments after February 26, 2006, SFAS 123R is expected to reduce the operating results of the Company. Had compensation cost for the options granted prior to February 27, 2006 been determined based on their fair values at the grant dates in accordance with the fair value method of SFAS 123R, the Company’s pro forma net income and earnings per share amounts would not have differed materially from the reported amounts. No amounts of share-based employee compensation cost were included in net income, as reported, for any of the periods presented herein. See Note 9 for further discussion.
NOTE 2. (GAIN) LOSS ON RESTAURANT ASSETS
During fiscal 2007 the Company recognized a loss of $5,000 and in fiscal 2006 the company recognized a gain of $715,000 and a loss totaling $574,000 in fiscal 2005. The 2007 amount includes asset write offs offset by a sub-lease of a previously closed location. The 2006 amount includes $694,000 of property damage insurance proceeds. These insurance proceeds relate to two restaurants damaged from the Hurricane Ivan storm system and one fire-damaged restaurant. The 2005 amounts include impairment losses of $823,000 on nine restaurants to reduce their carrying values to their estimated fair values. The impairment losses recognized in fiscal 2005 resulted from management’s determination that future operating cash flows would not fully recover the carrying value of the restaurants’ property and equipment. The fiscal 2005 amounts also include gains recognized totaling $167,000 for property damage insurance proceeds received in excess of the net book value of the related property, and $178,000 for business interruption insurance proceeds received. One restaurant was closed during fiscal 2006. Three restaurants were closed during fiscal 2005. At February 25, 2007 and February 26, 2006 the accrual for closed restaurants consisted of remaining exit costs for one restaurant and was almost entirely lease termination costs. The closed restaurant did not have a material effect upon the Company’s consolidated results of operations or financial position.

MORGAN’S FOODS, INC.
Notes to Consolidated Financial Statements
February 25, 2007, February 26, 2006 and February 27, 2005
NOTE 3. INTANGIBLE ASSETS
In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and intangibles with indefinite lives are not subject to amortization, but are subject to assessment for impairment whenever there is an indication of impairment or, at least annually as of the Company’s year end by applying a fair value based test. The Company has five reporting units for the purpose of evaluating goodwill impairment which are based on the geographic market areas of its restaurants. These five reporting units are Youngstown, OH, West Virginia, Pittsburgh, PA, St Louis, MO and Erie, PA. The Company has performed the annual goodwill impairment tests during fiscal 2007, 2006 and 2005 and determined that the fair value of each reporting unit was greater than its carrying value at each date.

	Intangible Assets
	As of February 25, 2007		As of February 26, 2006
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amortization	Amortization

Franchise Agreements	$2,482,000	$(953,000)	$2,420,000	$(842,000)
Goodwill	10,593,000	(1,366,000)	10,593,000	(1,366,000)

Total	$13,075,000	$(2,319,000)	$13,013,000	$(2,208,000)

The Company’s intangible asset amortization expense relating to its franchise agreements was $146,000, $145,000 and $208,000 for fiscal 2007, 2006 and 2005, respectively. The estimated intangible amortization expense for each of the next five years is $145,000.
The increase in franchise agreements in fiscal 2007 resulted from $97,000 in new agreements paid on several locations offset by the write off of a closed restaurant.
NOTE 4. ACCRUED LIABILITIES
Accrued liabilities consist of the following at February 25, 2007 and February 26, 2006:

	2007	2006
Accrued compensation	$1,939,000	$1,742,000
Accrued taxes other than income taxes	874,000	762,000
Accrued liabilities related to closed restaurants	53,000	221,000
Deferred gain on sale/leaseback	18,000	346,000
Current portion of supply agreement	613,000	—
Current portion rent smoothing	33,000	—
Other accrued expenses	1,099,000	905,000

	$4,629,000	$3,976,000

MORGAN’S FOODS, INC.
Notes to Consolidated Financial Statements
February 25, 2007, February 26, 2006 and February 27, 2005
NOTE 5. DEBT
Debt consists of the following at February 25, 2007 and February 26, 2006:

	2007	2006
Mortgage debt, including interest at 8.3% to 10.6%, through 2021, collateralized by seventy-five restaurants having a net book value at February 25, 2007 of $22,177,000	$37,210,000	$39,731,000

Equipment loans, including interest at 9.9% to 11.1% through October 2007 collateralized by equipment at several KFC restaurants	148,000	742,000

	37,358,000	40,473,000
Less long term debt, current	2,913,000	3,116,000

	$34,445,000	$37,357,000

The combined aggregate amounts of scheduled future maturities for all long-term debt as of February 25, 2007:

2008	$2,913,000
2009	3,046,000
2010	3,313,000
2011	3,603,000
2012	3,844,000
Later years	20,639,000

$37,358,000

The Company paid interest relating to long-term debt of approximately $3,654,000, $3,995,000, and $4,262,000 in fiscal 2007, 2006 and 2005, respectively.
The Company’s debt arrangements require the maintenance of a consolidated fixed charge coverage ratio of 1.2 to 1 regarding all of the Company’s mortgage loans and the maintenance of individual restaurant fixed charge coverage ratios of between 1.2 and 1.5 to 1 on certain of the Company’s mortgage loans. Fixed charge coverage ratios are calculated by dividing the cash flow before rent and debt service for the previous 12 months by the debt service and rent due in the coming 12 months. The consolidated and individual coverage ratios are computed quarterly. At the end of fiscal 2007, the Company was in compliance with the consolidated fixed charge coverage ratio of 1.2. However, at the end of fiscal 2007 the Company was not in compliance with the individual fixed charge coverage ratio on 25 of its restaurant properties and has obtained waivers of these violations.

MORGAN’S FOODS, INC.
Notes to Consolidated Financial Statements
February 25, 2007, February 26, 2006 and February 27, 2005
NOTE 6. LEASE OBLIGATIONS AND OTHER COMMITMENTS
Property under capital leases at February 25, 2007 and February 26, 2006 are as follows:

	2007	2006
Leased property:
Buildings and land	$1,417,000	$1,298,000
Equipment, furniture and fixtures	16,000	—

Total	1,433,000	1,298,000
Less accumulated amortization	269,000	187,000

	$1,164,000	$1,111,000

On January 11, 2007, the Company entered into a 20 year land and building lease with four renewal options of five years each. The building portion of the lease was recorded as a capital lease with a value of $119,000 (representing a non-cash financing and investing activity) and an interest rate of 9.45%. On September 20, 2006, the Company entered into a 5 year equipment lease with purchase option at the end of the lease. The lease was recorded as a capital lease with a value of $16,000 (representing a non-cash financing and investing activity) and an interest rate of 8.00%. On June 13, 2005, the Company sold one of its owned properties to an unrelated party for $985,000 and leased the land and building back under a 20 year lease with two renewal options of five years each. The Company received cash of $967,000 and recorded a deferred gain of $377,000 as a result of the transaction.
Amortization of leased property under capital leases was $81,000, $60,000 and $57,000 in fiscal 2007, 2006 and 2005, respectively.
Related obligations under capital leases at February 25, 2007 and February 26, 2006 are as follows:

	2007	2006
Capital lease obligations	$1,458,000	$1,218,000
Less current maturities	159,000	24,000

Long-term capital lease obligations	$1,299,000	$1,194,000

The Company paid interest of approximately $117,000, $89,000 and $45,000 relating to capital lease obligations in fiscal 2007, 2006 and 2005, respectively.

MORGAN’S FOODS, INC.
Notes to Consolidated Financial Statements
February 25, 2007, February 26, 2006 and February 27, 2005
Future minimum rental payments to be made under capital leases at February 25, 2007 are as follows:

2008	$159,000
2009	160,000
2010	161,000
2011	161,000
2012	160,000
Later years	1,911,000

2,712,000
Less amount representing interest at 10.0%	1,254,000

Total obligations under capital leases	$1,458,000

The Company’s operating leases for restaurant land and buildings are noncancellable and expire on various dates through 2027. The leases have renewal options ranging from 1 to 13 years. Certain restaurant land and building leases require the payment of additional rent equal to an amount by which a percentage of annual sales exceeds annual minimum rentals. Total contingent rentals were $131,000, $105,000 and $71,000 in fiscal 2007, 2006 and 2005, respectively. Future noncancellable minimum rental payments under operating leases at February 25, 2007 are as follows: 2008 - $1,857,000; 2009 — $1,776,000; 2010 — $1,421,000; 2011 — $1,218,000; 2012 — $1,072,000 and an aggregate $4,268,000 for the years thereafter. Rental expense for all operating leases was $2,154,000, $2,134,000 and $2,129,000 for fiscal 2007, 2006 and 2005, respectively, and is included in restaurant operating expenses in the consolidated statements of operations.
For KFC products, the Company is required to pay royalties of 4% of gross revenues and to expend an additional 5.5% of gross revenues on national and local advertising pursuant to its franchise agreements. For Taco Bell products in KFC/Taco “2n1” restaurants operated under license agreements from Taco Bell Corporation and franchise agreements from KFC Corporation, the Company is required to pay royalties of 10% of Taco Bell gross revenues and to make advertising fund contributions of 1/2% of Taco Bell gross revenues. For Taco Bell product sales in restaurants operated under Taco Bell franchises the Company is required to pay royalties of 5.5% of gross revenues and to expend an additional 4.5% of gross revenues on national and local advertising. For Pizza Hut products in Taco Bell/Pizza Hut Express “2n1” restaurants the Company is required to pay royalties of 5.5% of Pizza Hut gross revenues and to expend an additional 4.5% of Pizza Hut gross revenues on national and local advertising. For A&W products in “2n1” restaurants the Company is required to pay royalties of 7% of A&W gross revenues and to expend an additional 4% of A&W gross revenues on national and local advertising. Total royalties and advertising, which are included in the consolidated statements of operations as part of restaurant operating expenses, were $9,005,000, $8,591,000 and $8,033,000 in fiscal 2007, 2006 and 2005, respectively

MORGAN’S FOODS, INC.
Notes to Consolidated Financial Statements
February 25, 2007, February 26, 2006 and February 27, 2005
In fiscal year 2000 the Company signed an agreement and prepaid franchise fees of $170,000 which granted it the rights to develop 20 KFC, Taco Bell or KFC “2n1” restaurants in specific geographic areas. Under the agreement five restaurants are required to be developed each year over a four year period. As of February 25, 2007 the Company has developed only five restaurants under this agreement. The status of the development agreements has been discussed with the franchisors and the Company has not been declared in default of the KFC agreement. If the Company should be declared in default on the KFC agreement, it could lose the rights to develop certain KFC restaurants and could forfeit the remaining balance of prepaid franchise fees, which was $60,000 at February 25, 2007. The Company believes that noncompliance with the KFC development agreement will not have a material impact on its financial position, results of operations or cash flows.
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

	Number
Fiscal Year	Of Units		Obiligation (1)
2008 Image enhancements	10		$2,300,000
2008 relocations	1	(2)	1,400,000
2009 Image enhancements	10		2,725,000
2010 Image enhancements	14		3,650,000
2011 Image enhancements	10		2,650,000
2011 relocations	1	(2)	750,000
2014 Image enhancements	1		800,000
2015 relocations	4	(2)	5,000,000
2016 relocations	1	(2)	1,400,000
2020 Image enhancements	3		2,900,000
2020 relocations	4	(2)	5,700,000

	59		$29,275,000

(1)	These amounts are based on current construction cost estimates and actual costs may vary.

(2)	Generally at the time relocation of an existing restaurant is required, the related assets have been depreciated or amortized to a low net book value. If an economically suitable new location cannot be obtained, the Company may choose to close the restaurant and abandon the remaining assets.

MORGAN’S FOODS, INC.
Notes to Consolidated Financial Statements
February 25, 2007, February 26, 2006 and February 27, 2005
There can be no assurance that the Company will be able to accomplish the development required in the franchise and development agreements on terms acceptable to the Company. If the Company is unable to meet the requirements of a franchise agreement, the franchisor may choose to extend the time allowed for compliance or may terminate the franchise agreement.
NOTE 7. NET INCOME (LOSS) PER COMMON SHARE
Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period which totaled 2,738,982, 2,718,495 and 2,718,495 for fiscal 2007, 2006 and 2005, respectively. Diluted net income (loss) per common share is based on the combined weighted average number of shares and dilutive stock options outstanding during the period which totaled 2,767,478, 2,778,524 and 2,718,495 for fiscal 2007, 2006 and 2005, respectively. For fiscal year 2005, 286,500 options were excluded from the computation of diluted earnings per share due to their antidilutive effect. In computing diluted net income (loss) per common share, the Company has utilized the treasury stock method.
NOTE 8. INCOME TAXES
The current tax provision consists of federal tax of $47,000 for fiscal 2007 and $69,000 for fiscal 2006 and state and local taxes for fiscal 2007, 2006 and 2005 of $117,000, $12,000 and $7,000, respectively. The deferred tax provision for fiscal 2007 and 2006 is a benefit of $(28,000) and $(268,000) respectively and resulted from a change in the valuation allowance for deferred tax assets offset by an increase in deferred tax liabilities associated with indefinite lived intangible assets for book purposes. The deferred tax provision was $883,000 during fiscal 2005 and resulted from a change in the valuation allowance for deferred tax assets and an increase in deferred tax liabilities associated with indefinite lived intangible assets.
A reconciliation of the provision for income taxes and income taxes calculated at the statutory tax rate of 34% (fiscal year 2007) and 35% (fiscal years 2006 and 2005) is as follows:

	2007	2006	2005

Tax provision (benefit) at statutory rate	$1,237,000	$1,138,000	$(438,000)
State and local taxes, net of federal benefit	80,000	9,000	5,000
Deferred tax provision-change in valuation allowance	(1,451,000)	(1,515,000)	1,296,000
Deferred tax provision-change in deferred state and local income taxes	191,000	165,000	(52,000)
Expiration of operating loss carryforwards	—	—	204,000
Other	79,000	16,000	(125,000)

	$136,000	$(187,000)	$890,000

MORGAN’S FOODS, INC.
Notes to Consolidated Financial Statements
February 25, 2007, February 26, 2006 and February 27, 2005
The components of deferred tax assets (liabilities) at February 25, 2007 and February 26, 2006 are as follows:

	2007	2006
Operating loss carryforwards	$974,000	$1,981,000
Tax credit carryforwards	173,000	125,000
Property and equipment	2,683,000	2,662,000
Deferred gain on sale/leaseback	128,000	145,000
Accrued expenses not currently deductible	889,000	894,000
Prepaid expenses	(158,000)	—
Inventory valuation	6,000	5,000
Advance payments	230,000	284,000
Intangible assets	(80,000)	(75,000)
Deferred tax asset valuation allowance	(4,020,000)	(5,471,000)

Net deferred tax asset	$825,000	$550,000
Deferred tax liabilities associated with indefinite lived intangiable assets	(1,577,000)	(1,331,000)

Net total deferred taxes	$(752,000)	$(781,000)

The valuation allowance decreased $1,451,000 and $1,515,000 during fiscal years 2007 and 2006 respectively, principally due to the utilization of operating loss carryforwards and from a change in judgment regarding the realizability of deferred tax assets. The valuation allowance increased $1,296,000 during fiscal year 2005 resulting from a judgment regarding the realizability of deferred tax assets and from timing differences attributable to the depreciation of property and accrued expenses. During fiscal year 2005 management concluded that realization of deferred tax assets was no longer more likely than not due to continuing operating losses. Accordingly a valuation allowance was recorded to reduce net deferred tax assets to zero.
At February 25, 2007, the Company has net operating loss carryforwards which, if not utilized, will expire as follows:

2023	$674,000
2024	383,000
2025	1,481,000

Total	$2,538,000

The net operating loss carryforwards include $48,000 attributable to stock options exercised where the tax benefit has not yet been realized. The tax benefit of $19,000 will be credited to equity if realized. The Company also has alternative minimum tax net operating loss carryforwards of $1,613,000 that will expire, if not utilized, in varying amounts through fiscal 2025. These carryforwards are available to offset up to 90% of alternative minimum taxable income that would otherwise be taxable. As of February 25, 2007, the Company has alternative minimum tax credit carryforwards of $173,000.

MORGAN’S FOODS, INC.
Notes to Consolidated Financial Statements
February 25, 2007, February 26, 2006 and February 27, 2005
NOTE 9. STOCK OPTIONS AND SHAREHOLDERS’ EQUITY
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
At the Company’s annual meeting on June 25, 1999 the shareholders approved the Key Employees Stock Option Plan. This plan allows the granting of options covering 291,000 shares of stock and has essentially the same provisions as the Stock Option Plan for Executives and Managers which was discussed above. Options for 129,850 shares were granted to executives and managers of the Company on January 7, 2000 at an exercise price of $3.00. Options for 11,500 shares were granted to executives on April 27, 2001 at an exercise price of $.85. As of February 25, 2007, options for 150,000 shares were available for grant.
Prior to February 27, 2006, the Company applied APB No. 25 and related interpretations in accounting for its option grants for employees. Accordingly, no compensation cost has been recognized for options granted as the options were granted at fair market value at the date of grant. As all options issued and outstanding at February 25, 2007 and February 26, 2006 were fully vested there is no unrecognized compensation cost. See Note 1. for discussion of the adoption of SFAS 123R “Share-Based Payment” effective February 27, 2006.
No options were granted during fiscal years 2007, 2006 or 2005. During fiscal 2007 options covering 162,500 shares were exercised at various prices. During fiscal years 2006 and 2005 there were no changes in outstanding options. As of February 25, 2007, there were 124,000 options outstanding and exercisable at a weighted average exercise price of $4.03 per share. At February 26, 2006 and February 27, 2005 there were 286,500 options outstanding and exercisable at a weighted average exercise price of $3.48 per share.
The following table summarizes information about stock options outstanding at February 25, 2007.

	Number	Average	Number of Shares
	Outstanding at	Remaining	Exercisable at
Exercise Prices	2/25/07	Life	2/25/07

$3.00	10,100	2.9	10,100
$4.13	113,900	2.1	113,900

	124,000	2.2	124,000

MORGAN’S FOODS, INC.
Notes to Consolidated Financial Statements
February 25, 2007, February 26, 2006 and February 27, 2005
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
NOTE 10. 401(k) RETIREMENT PLAN
The Company has a 401(k) Retirement Plan in which employees age 21 or older are eligible to participate. The Company makes a 30% matching contribution on employee contributions of up to 6% of their salary. During fiscal 2007, 2006 and 2005, the Company incurred $91,000, $79,000 and $80,000, respectively, in expenses for matching contributions to the plan.
NOTE 11. FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company’s debt is reported at historical cost, based upon stated interest rates which represented market rates at the time of borrowing. Due to subsequent declines in credit quality throughout the restaurant industry resulting from weak and volatile operating performance and related declines in restaurant values, the market for fixed rate mortgage debt for restaurant financing is currently extremely limited. The Company’s debt is not publicly traded and there are few lenders or financing transactions for similar debt in the marketplace at this time. Consequently, management has not been able to identify a market for fixed rate restaurant mortgage debt with a similar risk profile, and has concluded that it is not practicable to estimate the fair value of the Company’s debt as of February 25, 2007.

MORGAN’S FOODS, INC.
Notes to Consolidated Financial Statements
February 25, 2007, February 26, 2006 and February 27, 2005
NOTE 12. NEW ACCOUNTING STANDARDS
In July 2006, the FASB issued Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of Statement of Financial Accounting Standards No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company is determining the effect, if any, that the adoption of FIN 48 will have on its financial statements.
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
In September 2006, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 108(“SAB No. 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 expresses the SEC staff’s view regarding the process of quantifying and evaluating financial statement misstatements. SAB No. 108 provides interpretive guidance on how to consider the effects of carryovers or reversals of prior year misstatements in quantifying a current year misstatement. The SEC staff believes that both the “rollover” (income statement) and “iron curtain” (balance sheet) approaches should be used to provide a meaningful analysis of the materiality of uncorrected errors. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The Company’s application of the guidance contained in SAB No. 108 in fiscal 2007 did not have a material impact on the Company’s financial position or results of operations.

MORGAN’S FOODS, INC.
Notes to Consolidated Financial Statements
February 25, 2007, February 26, 2006 and February 27, 2005
NOTE 13. SELECTED QUARTERLY FINANCIAL DATE (UNAUDITED)

	Fiscal 2007 Quarter Ended
	May 21,	August 13,	November 5,	February 25,
	2006	2006	2006	2007

Revenues	$21,101,000	$22,543,000	$21,782,000	$25,822,000
Operating costs and expenses, net	19,198,000	20,272,000	19,792,000	24,665,000
Operating income	1,903,000	2,271,000	1,990,000	1,157,000
Net income	899,000	1,289,000	1,002,000	337,000
Basic net income per share	0.33	0.47	0.37	0.12
Fully diluted net income per share	0.32	0.46	0.35	0.12

	Fiscal 2006 Quarter Ended
	May 22,	August 14,	November 6,	February 26,
	2005	2005	2005	2006

Revenues	$20,760,000	$21,558,000	$20,006,000	$25,133,000
Operating costs and expenses, net	18,526,000	19,519,000	18,385,000	23,764,000
Operating income	2,234,000	2,039,000	1,621,000	1,369,000
Net income	1,192,000	1,019,000	630,000	596,000
Basic net income per share	0.44	0.37	0.23	0.22
Fully diluted net income per share	0.43	0.37	0.23	0.21
Results for the first, second and third quarters of fiscal 2006 contained gains on restaurant assets of $255,000, $142,000 and $319,000 respectively, resulting from insurance proceeds related to two flooded restaurants and one fire damaged restaurant. Results for the fourth quarter of fiscal 2006 contained no significant gains or losses on restaurant assets.

MORGAN’S FOODS, INC.
INDEX TO EXHIBITS
ITEM 14 (A)(3)

Exhibit
Number	Exhibit Description
3.1	Amended Articles of Incorporation, as amended (1)

3.2	Amended Code of Regulations (1)

4.1	Specimen Certificate for Common Shares (2)

4.2	Shareholder Rights Plan (3)

4.3	Amendment to Shareholder Rights Agreement (9)

10.1	Specimen KFC Franchise Agreements (4)

10.2	Specimen Taco Bell Franchise Agreement (5)

10.3	Executive and Manager Nonqualified Stock Option Plan (6)

10.4	Key Employee Nonqualified Stock Option Plan (6)

10.6	Form Mortgage Loan Agreement with Captec Financial Group, Inc. (7)

14	Code of Ethics for Senior Financial Officers (8)

19	Form of Indemnification Contract between Registrant and its Officers and Directors (6)

21	Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm – Grant Thornton LLP

23.2	Consent of Independent Registered Public Accounting Firm – Deloitte & Touche LLP

31.1	Certification of the Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Senior Vice President, Chief Financial Officer & Secretary pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chairman of the Board and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Senior Vice President, Chief Financial Officer and Secretary pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to Registrant’s Form 10-K for the 1992 fiscal year and incorporated herein by reference.

(2)	Filed as an exhibit to the Registrant’s Registration Statement (No. 33-35772) on Form S-2 and incorporated herein by reference.

(3)	Filed as an exhibit to the Registrant’s Form 8-A dated May 7, 1999 and incorporated herein by reference.

(4)	Filed as an exhibit to the Registrant’s Registration Statement (No. 2-78035) on Form S-1 and incorporated herein by reference.

(5)	Filed as an exhibit to Registrant’s Form 10-K for the 2000 fiscal year and incorporated herein by reference.

(6)	Filed as an exhibit to the Registrant’s Form S-8 filed November 17, 1999 and incorporated herein by reference.

(7)	Filed as an exhibit to the Registrant’s Form 10-K for the 1996 fiscal year and incorporated herein by reference.

(8)	Filed as an exhibit to the Registrant’s Form 10-K for the 2004 fiscal year and incorporated herein by reference.

(9)	Filed as an exhibit to the Registrant’s Form 8-A/A filed June 9, 2003 and incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Morgan’s Foods, Inc.

Dated: May 29, 2007	/s/ Leonard R. Stein-Sapir

	By:	Leonard R. Stein-Sapir
Chairman of the Board,
Chief Executive Officer & Director
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/	Leonard R. Stein-Sapir	/s/	Lawrence S. Dolin

By:	Leonard R. Stein-Sapir	By:	Lawrence S. Dolin
	Chairman of the Board,		Director
	Chief Executive Officer & Director		Dated: May 29, 2007
Dated: May 29, 2007

/s/	James J. Liguori	/s/	Bahman Guyuron

By:	James J. Liguori	By:	Bahman Guyuron
	Director, President &		Director
	Chief Operating Officer		Dated: May 29, 2007
Dated: May 29, 2007

/s/	Kenneth L. Hignett	/s/	Steven S. Kaufman

By:	Kenneth L. Hignett	By:	Steven S. Kaufman
	Director, Senior Vice President,		Director
	Chief Financial Officer & Secretary		Dated: May 29, 2007
Dated: May 29, 2007

		/s/	Bernard Lerner

		By:	Bernard Lerner
Director
Dated: May 29, 2007