Form 10-Q
period 2007-05-20
MORGANS FOODS INC
filed 2007-07-05
CIK 68145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended May 20, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from                      to
Commission File Number 1-08395
Morgan’s Foods, Inc.
(Exact name of registrant as specified in its charter)

Ohio	34-0562210

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4829 Galaxy Parkway, Suite S, Cleveland, Ohio	44128

(Address of principal executive offices)	(Zip Code)
(216) 359-9000
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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 5, 2007, the issuer had 2,880,995 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
MORGAN’S FOODS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Quarter Ended
	May 20, 2007	May 21, 2006
Revenues	$22,650,000	$21,101,000

Cost of sales:
Food, paper and beverage	6,939,000	6,640,000
Labor and benefits	6,051,000	5,495,000
Restaurant operating expenses	5,573,000	5,211,000
Depreciation and amortization	654,000	723,000
General and adminstrative expenses	1,380,000	1,135,000
Gain on restaurant assets	(16,000)	(6,000)

Operating income	2,069,000	1,903,000
Interest expense:
Bank debt and notes payable	847,000	919,000
Capital leases	29,000	27,000
Other income and expense, net	(44,000)	(23,000)

Net income before income taxes	1,237,000	980,000
Provision for income taxes	407,000	81,000

Net income	$830,000	$899,000

Basic net income per common share	$0.29	$0.33

Diluted net income per common share	$0.28	$0.32

Basic weighted average number of shares outstanding	2,880,995	2,718,495
Diluted weighted average number of shares outstanding	2,964,527	2,806,030
See notes to these consolidated financial statements.

MORGAN’S FOODS, INC.
CONSOLIDATED BALANCE SHEETS

	May 20,	February 25,
	2007	2007
	(UNAUDITED)	(AUDITED)
ASSETS
Current assets:
Cash and equivalents	$8,615,000	$7,829,000
Receivables	280,000	345,000
Inventories	741,000	684,000
Prepaid expenses	523,000	600,000

	10,159,000	9,458,000

Property and equipment:
Land	10,639,000	10,462,000
Buildings and improvements	20,821,000	20,200,000
Property under capital leases	1,433,000	1,433,000
Leasehold improvements	7,909,000	7,841,000
Equipment, furniture and fixtures	20,996,000	20,531,000
Construction in progress	451,000	1,107,000

	62,249,000	61,574,000
Less accumulated depreciation and amortization	31,666,000	31,104,000

	30,583,000	30,470,000
Other assets	800,000	824,000
Franchise agreements	1,487,000	1,519,000
Deferred tax asset	624,000	825,000
Goodwill	9,227,000	9,227,000

	$52,880,000	$52,323,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Long-term debt, current	$2,901,000	$2,913,000
Current maturities of capital lease obligations	34,000	28,000
Accounts payable	4,759,000	4,291,000
Accrued liabilities	4,586,000	4,629,000

	12,280,000	11,861,000
Long-term debt	33,710,000	34,445,000
Long-term capital lease obligations	1,286,000	1,299,000
Other long-term liabilities	1,256,000	1,302,000
Deferred tax liabilities	1,679,000	1,577,000

SHAREHOLDERS’ EQUITY
Preferred shares, 1,000,000 shares authorized, no shares outstanding
Common Stock, 25,000,000 shares authorized
Issued shares - 2,969,405	30,000	30,000
Treasury shares - 88,410	(131,000)	(131,000)
Capital in excess of stated value	29,174,000	29,174,000
Accumulated deficit	(26,404,000)	(27,234,000)

Total shareholders’ equity	2,669,000	1,839,000

	$52,880,000	$52,323,000

See notes to these consolidated financial statements.

MORGAN’S FOODS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

					Capital in		Total
	Common Shares		Treasury Shares		excess of	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	stated value	Deficit	Equity
Balance February 25, 2007	2,969,405	$30,000	88,410	$(131,000)	$29,174,000	$(27,234,000)	$1,839,000

Net income		—		—	—	830,000	830,000

Balance May 20, 2007	2,969,405	$30,000	88,410	$(131,000)	$29,174,000	$(26,404,000)	$2,669,000

See notes to these consolidated financial statements

MORGAN’S FOODS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Twelve Weeks Ended
	May 20, 2007	May 21, 2006
OPERATING ACTIVITIES
Net income	$830,000	$899,000
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	654,000	723,000
Amortization of deferred financing costs	24,000	26,000
Amortization of supply agreement advances	(226,000)	(170,000)
Funding from supply agreements	60,000	41,000
Decrease in deferred tax assets	201,000	—
Increase in tax liabilities	102,000	66,000
Gain on restaurant assets	(16,000)	(6,000)
Change in assets and liabilities:
Decrease in receivables	65,000	4,000
Increase in inventories	(57,000)	(74,000)
Decrease in prepaid expenses	77,000	119,000
Increase in accounts payable	468,000	367,000
Increase (Decrease) in accrued liabilities and other	93,000	(105,000)

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,275,000	1,890,000

INVESTING ACTIVITIES
Capital expenditures	(735,000)	(362,000)
Purchase of franchise agreement	—	(10,000)

NET CASH USED FOR INVESTING ACTIVITIES	(735,000)	(372,000)

FINANCING ACTIVITIES
Principal payments on long-term debt	(747,000)	(800,000)
Principal payments on capital lease obligations	(7,000)	(6,000)

NET CASH USED FOR FINANCING ACTIVITIES	(754,000)	(806,000)

NET CHANGE IN CASH AND EQUIVALENTS	786,000	712,000
Cash and equivalents, beginning balance	7,829,000	6,415,000

CASH AND EQUIVALENTS, ENDING BALANCE	$8,615,000	$7,127,000

Interest paid was $871,000 and $946,000 in the first 12 weeks of fiscal 2008 and 2007 respectively
Cash payments for income taxes were $123,000 and $65,000 in the first 12 weeks of fiscal 2008 and 2007 respectively
See notes to these consolidated financial statements.

MORGAN’S FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS
The interim consolidated financial statements of Morgan’s Foods, Inc. (“the Company”) have been prepared without audit. In the opinion of Company Management, all adjustments have been included. Unless otherwise disclosed, all adjustments consist only of normal recurring adjustments necessary for a fair statement of results of operations for the interim periods. These unaudited financial statements have been prepared using the same accounting principles that were used in preparation of the Company’s annual report on Form 10-K for the year ended February 25, 2007. Certain prior period amounts have been reclassified to conform to current period presentations.
Effective February 26, 2007, we adopted FASB Interpretation 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—An Interpretation of Statement of Financial Accounting Standards No. 109.” FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Upon adoption, we determined that the provisions of FIN 48 did not have a material effect on prior financial statements and therefore no change was made to the opening balance of retained earnings.
FIN 48 also requires that changes in judgment that result in subsequent recognition, derecognition or change in a measurement of a tax position taken in a prior annual period (including any related interest and penalties) be recognized as a discrete item in the period in which the change occurs. This change will not impact the manner in which we record income taxes on an annual basis and did not significantly impact our recorded income tax provision in the quarter ended May 20, 2007.
It is the Company’s policy to include any penalties and interest related to income taxes in its income tax provision, however, the Company currently has no penalties or interest related to income taxes. The earliest year that the Company is subject to examination is the fiscal year ended February 29, 2004.
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
In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 provides companies with an option to report selected financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007, the year beginning March 1, 2008 for the Company. We are currently reviewing the provisions of SFAS 159 to determine any impact for the Company.
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
NOTE 3 — DEBT
The Company’s debt arrangements require the maintenance of a consolidated fixed charge coverage ratio of 1.2 to 1 regarding all of the Company’s mortgage loans and the maintenance of individual restaurant fixed charge coverage ratios of between 1.2 and 1.5 to 1 on certain of the Company’s mortgage loans. Fixed charge coverage ratios are calculated by dividing the cash flow before rent and debt service for the previous 12 months by the debt service and rent due in the coming 12 months. The consolidated and individual coverage ratios are computed quarterly. At the end of fiscal 2007 and as of the quarter ended May 20, 2007, the Company was in compliance with the consolidated fixed charge coverage ratio of 1.2. However, at the end of fiscal 2007 and as of the quarter ended May 20, 2007, the Company was not in compliance with the individual fixed charge coverage ratio on certain of its restaurant properties and has obtained waivers of these violations.

NOTE 4—STOCK OPTIONS
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
At the Company’s annual meeting on June 25, 1999 the shareholders approved the Key Employees Stock Option Plan. This plan allows the granting of options covering 291,000 shares of stock and has essentially the same provisions as the Stock Option Plan for Executives and Managers which was discussed above. Options for 129,850 shares were granted to executives and managers of the Company on January 7, 2000 at an exercise price of $3.00. Options for 11,500 shares were granted to executives on April 27, 2001 at an exercise price of $.85. As of February 25, 2007 and May 20, 2007, options for a total of 150,000 shares were available for grant.
No options were granted during fiscal year 2007 and the twelve week period ended May 20, 2007. As of February 25, 2007 and May 20, 2007 there were 124,000 options outstanding, fully vested and exercisable at a weighted average exercise price of $4.03 per share.
          The following table summarizes information about stock options outstanding at May 20, 2007.

	Number	Average	Number
Exercise	Outstanding at	Remianing	Exercisable at
Prices	May 20, 2007	Life	May 20, 2007
$3.00	10,100	2.6	10,100
$4.13	113,900	1.9	113,900

	124,000	2.0	124,000

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Description of Business. Morgan’s Foods, Inc. (“the Company”) operates, through wholly-owned subsidiaries, KFC restaurants under franchises from KFC Corporation and Taco Bell restaurants under franchises from Taco Bell Corporation. As of July 5, 2007, the Company operates 71 KFC restaurants, 7 Taco Bell restaurants, 14 KFC/Taco Bell “2n1’s” under franchises from KFC Corporation and franchises or licenses from Taco Bell Corporation, 3 Taco Bell/Pizza Hut Express “2n1’s” operated under franchises from Taco Bell Corporation and licenses from Pizza Hut Corporation, 1 KFC/Pizza Hut Express “2n1” operated under a franchise from KFC Corporation and a license from Pizza Hut Corporation and 1 KFC/A&W “2n1” operated under a franchise from KFC Corporation and a license from A&W Restaurants, Inc. The Company’s fiscal year is a 52 — 53 week year ending on the Sunday nearest the last day of February.
Summary of Expenses and Operating Income as a Percentage of Revenues

	Quarter Ended
	May 20, 2007	May 21, 2006
Cost of sales:
Food, paper and beverage	30.6%	31.5%
Labor and benefits	26.7%	26.0%
Restaurant operating expenses	24.6%	24.7%
Depreciation and amortization	2.9%	3.4%
General and administrative expenses	6.1%	5.4%
Operating income	9.1%	9.0%
Revenues. Revenues for the quarter ended May 20, 2007 were $22,650,000 compared to $21,101,000 for the quarter ended May 21, 2006. This increase of $1,549,000 was due mainly to an 8.4% increase in comparable restaurant revenues. The increase in comparable restaurant revenues was primarily the result of continuing effective product promotions by the franchisors during the current year quarter including the Variety Big Box at KFC and the Steak Grilled Taquito at Taco Bell.
Costs of Sales — Food, Paper and Beverages. Food, paper and beverage costs declined as a percentage of revenue to 30.6% for the quarter ended May 20, 2007 compared to 31.5% for the quarter ended May 21, 2006. The improvement in the current year quarter was primarily the result of improved operating efficiencies due to higher average restaurant volumes.
Cost of Sales — Labor and Benefits. Labor and benefits increased as a percentage of revenue for the quarter ended May 20, 2007 to 26.7% compared to 26.0% for the year earlier quarter. The increase was primarily due to increases in the minimum wage and slightly higher benefit costs.
Restaurant Operating Expenses. Restaurant operating expenses decreased slightly as a percentage of revenue to 24.6% in the first quarter of fiscal 2008 compared to 24.7% in the first quarter of fiscal 2007 primarily as a result of efficiencies generated from higher average restaurant volumes.
Depreciation and Amortization. Depreciation and amortization decreased to $654,000 in the quarter ended May 20, 2007 compared to $723,000 for the quarter ended May 21, 2006 primarily due to significant amounts of fixed assets reaching the end of their useful lives and no longer being depreciated.
General and Administrative Expenses. General and administrative expenses increased to $1,380,000 in the first quarter of fiscal 2008 compared to $1,135,000 in the first quarter of fiscal 2007. This increase was caused by a variety of factors including salary increases and personnel additions both at the corporate office and in field management, field operations bonuses and increases in insurance rates.
Gain on Restaurant Assets. The Company experienced a gain on restaurant assets of $16,000 for the first quarter of fiscal 2008 compared to a gain of $6,000 for the first quarter of fiscal 2007. These amounts were the result of deferred gains on a sale/leaseback location and reduction of the reserve for disposal of a sub-leased property.
Operating Income. Operating income in the first quarter of fiscal 2008 increased to $2,069,000 or 9.1% of revenues compared to $1,903,000 or 9.0% of revenues for the first quarter of fiscal 2007 primarily due to decreases in food, paper and beverage costs and restaurant operating expenses, partially offset by increases in labor costs.
Interest Expense. Interest expense on bank debt decreased to $847,000 in the first quarter of fiscal 2008 from $919,000 in the first quarter of fiscal 2007 due to lower debt balances during the fiscal 2008 quarter.

Other Income. Other income increased to $44,000 for the first quarter of fiscal 2008 from $23,000 for the first quarter of fiscal 2007. The increase was primarily due to revenue from various sub-leased properties and increased earnings on cash balances.
Provision for Income Taxes. The provision for income taxes increased to $407,000 for the first quarter of fiscal 2008 compared to $81,000 for the first quarter of fiscal 2007. The provision for income taxes is recorded at the Company’s projected annual effective tax rate. The increase was primarily due to the Company having recognized during fiscal 2007 the benefits of its remaining net operating loss carryforwards therefore requiring a provision for taxes in the current year period which was offset by the use of net operating loss carryforwards in the prior year period. This change did not affect the Company’s cash balances or cashflow for the period as the provision related to deferred taxes.
Liquidity and Capital Resources. Cash flow activity for the first twelve weeks of fiscal 2008 and fiscal 2007 is presented in the Consolidated Statements of Cash Flows. Cash provided by operating activities was $2,275,000 for the twelve weeks ended May 20, 2007 compared to $1,890,000 for the twelve weeks ended May 21, 2006. The increase in operating cash flow resulted primarily from a decrease in the deferred tax asset and increases in accounts payable and accrued liabilities primarily caused by more favorable vendor payment terms. The Company paid scheduled long-term bank and capitalized lease debt of $754,000 in the first twelve weeks of fiscal 2008 compared to payments of $806,000 for the same period in fiscal 2007. Capital expenditures in the twelve weeks ended May 20, 2007 were $735,000, compared to $362,000 for the same period in fiscal 2007.
The Company’s debt arrangements require the maintenance of a consolidated fixed charge coverage ratio of 1.2 to 1 regarding all of the Company’s mortgage loans and the maintenance of individual restaurant fixed charge coverage ratios of between 1.2 and 1.5 to 1 on certain of the Company’s mortgage loans. Fixed charge coverage ratios are calculated by dividing the cash flow before rent and debt service for the previous 12 months by the debt service and rent due in the coming 12 months. The consolidated and individual coverage ratios are computed quarterly. At the end of fiscal 2007 and as of the quarter ended May 20, 2007, the Company was in compliance with the consolidated fixed charge coverage ratio of 1.2. However, at the end of fiscal 2007 and as of the quarter ended May 20, 2007, the Company was not in compliance with the individual fixed charge coverage ratio on certain of its restaurant properties and has obtained waivers of these violations.
New Accounting Pronouncements. Effective February 26, 2007, we adopted FASB Interpretation 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—An Interpretation of Statement of Financial Accounting Standards No. 109.” FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Upon adoption, we determined that the provisions of FIN 48 did not have a material effect on prior financial statements and therefore no change was made to the opening balance of retained earnings.
FIN 48 also requires that changes in judgment that result in subsequent recognition, derecognition or change in a measurement of a tax position taken in a prior annual period (including any related interest and penalties) be recognized as a discrete item in the period in which the change occurs. This change will not impact the manner in which we record income taxes on an annual basis and did not significantly impact our recorded income tax provision in the quarter ended May 20, 2007.
It is the Company’s policy to include any penalties and interest related to income taxes in its income tax provision, however, the Company currently has no penalties or interest related to income taxes. The earliest year that the Company is subject to examination is the fiscal year ended February 29, 2004.
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
In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 provides companies with an option to report selected financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007, the year beginning March 1, 2008 for the Company. We are currently reviewing the provisions of SFAS 159 to determine any impact for the Company.
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
Item 4. Controls and Procedures.
The effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) was evaluated as of the date of the financial statements. This evaluation was carried out under the supervision of and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer. Based on that evaluation, management concluded that as of May 20, 2007 the Company maintained effective internal controls over financial reporting. Management has concluded that the consolidated financial statements included in this Form 10-Q fairly present in all material respects the Company’s financial condition as of May 20, 2007 and February 25, 2007 and the results of operations and cash flows for the quarters ended May 20, 2007 and May 21, 2006.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
The Company is a party to various legal proceedings and claims arising in the ordinary course of its business. The Company believes that the outcome of these matters will not have a material adverse affect on its consolidated financial position, results of operations or liquidity.
Item 1A. Risk Factors
The Company’s annual report on form 10-K for the fiscal year ended February 25, 2007 discusses the risk factors facing the Company. There has been no material change in the risk factors facing our business since February 25, 2007.

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

/s/ Kenneth L. Hignett
Senior Vice President,
Chief Financial Officer and Secretary July 5, 2007