Form 10-Q
period 2007-08-12
MORGANS FOODS INC
filed 2007-09-26
CIK 68145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended August 12, 2007
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
Large accelerated filer ☐            Accelerated filer ☐            Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of September 24, 2007, the issuer had 2,934,995 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
MORGAN’S FOODS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Quarter Ended
	August 12, 2007	August 13, 2006

Revenues	$22,877,000	$22,543,000

Cost of sales:
Food, paper and beverage	6,977,000	6,910,000
Labor and benefits	6,196,000	5,858,000
Restaurant operating expenses	5,727,000	5,582,000
Depreciation and amortization	661,000	722,000
General and adminstrative expenses	1,380,000	1,220,000
(Gain) loss on restaurant assets	8,000	(20,000)

Operating income	1,928,000	2,271,000
Interest expense:
Bank debt and notes payable	803,000	873,000
Capital leases	29,000	27,000
Other income and expense, net	(128,000)	(78,000)

Net income before income taxes	1,224,000	1,449,000
Provision for income taxes	354,000	160,000

Net income	$870,000	$1,289,000

Basic net income per common share	$0.30	$0.47

Diluted net income per common share	$0.29	$0.46

Basic weighted average number of shares outstanding	2,888,999	2,718,495
Diluted weighted average number of shares outstanding	2,960,272	2,820,397
See notes to these consolidated financial statements.

MORGAN’S FOODS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Twenty-four Weeks Ended
	August 12, 2007	August 13, 2006

Revenues	$45,527,000	$43,644,000

Cost of sales:
Food, paper and beverage	13,916,000	13,550,000
Labor and benefits	12,247,000	11,353,000
Restaurant operating expenses	11,300,000	10,793,000
Depreciation and amortization	1,315,000	1,445,000
General and adminstrative expenses	2,760,000	2,355,000
Gain on restaurant assets	(8,000)	(26,000)

Operating income	3,997,000	4,174,000
Interest expense:
Bank debt and notes payable	1,650,000	1,792,000
Capital leases	58,000	54,000
Other income and expense, net	(172,000)	(101,000)

Net income before income taxes	2,461,000	2,429,000
Provision for income taxes	761,000	241,000

Net income	$1,700,000	$2,188,000

Basic net income per common share	$0.59	$0.80

Diluted net income per common share	$0.57	$0.78

Basic weighted average number of shares outstanding	2,884,997	2,718,495
Diluted weighted average number of shares outstanding	2,962,399	2,813,593
See notes to these consolidated financial statements.

MORGAN’S FOODS, INC.
CONSOLIDATED BALANCE SHEETS

	August 12,	February 25,
	2007	2007
	(UNAUDITED)	(AUDITED)
ASSETS
Current assets:
Cash and equivalents	$8,504,000	$7,829,000
Receivables	400,000	345,000
Inventories	743,000	684,000
Prepaid expenses	415,000	600,000

	10,062,000	9,458,000
Property and equipment:
Land	10,639,000	10,462,000
Buildings and improvements	20,958,000	20,200,000
Property under capital leases	1,433,000	1,433,000
Leasehold improvements	8,001,000	7,841,000
Equipment, furniture and fixtures	20,694,000	20,531,000
Construction in progress	1,523,000	1,107,000

	63,248,000	61,574,000
Less accumulated depreciation and amortization	31,785,000	31,104,000

	31,463,000	30,470,000
Other assets	756,000	824,000
Franchise agreements	1,456,000	1,519,000
Deferred tax asset	380,000	825,000
Goodwill	9,227,000	9,227,000

	$53,344,000	$52,323,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Long-term debt, current	$2,912,000	$2,913,000
Current maturities of capital lease obligations	33,000	28,000
Accounts payable	4,842,000	4,291,000
Accrued liabilities	4,530,000	4,629,000

	12,317,000	11,861,000
Long-term debt	32,958,000	34,445,000
Long-term capital lease obligations	1,278,000	1,299,000
Other long-term liabilities	1,244,000	1,302,000
Deferred tax liabilities	1,788,000	1,577,000

SHAREHOLDERS’ EQUITY
Preferred shares, 1,000,000 shares authorized, no shares outstanding
Common Stock, 25,000,000 shares authorized
Issued shares — 2,969,405	30,000	30,000
Treasury shares — 34,410 and 88,410	(81,000)	(131,000)
Capital in excess of stated value	29,344,000	29,174,000
Accumulated deficit	(25,534,000)	(27,234,000)

Total shareholders’ equity	3,759,000	1,839,000

	$53,344,000	$52,323,000

See notes to these consolidated financial statements.

MORGAN’S FOODS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

					Capital in		Total
	Common Shares		Treasury Shares		excess of	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	stated value	Deficit	Equity

Balance February 25, 2007	2,969,405	$30,000	88,410	$(131,000)	$29,174,000	$(27,234,000)	$1,839,000
Exercise of Stock Options			(54,000)	50,000	170,000		220,000
Net income		—		—	—	1,700,000	1,700,000

Balance August 12, 2007	2,969,405	$30,000	34,410	$(81,000)	$29,344,000	$(25,534,000)	$3,759,000

See notes to these consolidated financial statements

MORGAN’S FOODS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Twenty-Four Weeks Ended
	August 12, 2007	August 13, 2006

OPERATING ACTIVITIES
Net income	$1,700,000	$2,188,000
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	1,315,000	1,445,000
Amortization of deferred financing costs	48,000	51,000
Amortization of supply agreement advances	(487,000)	(340,000)
Funding from supply agreements	107,000	41,000
Decrease in deferred tax assets	445,000	—
Increase in deferred tax liabilities	211,000	132,000
Gain on restaurant assets	(8,000)	(26,000)
Change in assets and liabilities:
(Increase) decrease in receivables	(55,000)	109,000
Increase in inventories	(59,000)	(81,000)
Decrease in prepaid expenses	185,000	421,000
Increase (decrease) in accounts payable	551,000	(523,000)
Increase in accrued liabilities and other	269,000	168,000

NET CASH PROVIDED BY OPERATING ACTIVITIES	4,222,000	3,585,000

INVESTING ACTIVITIES
Capital expenditures	(2,263,000)	(945,000)
Purchase of franchise agreement	—	(36,000)

NET CASH USED FOR INVESTING ACTIVITIES	(2,263,000)	(981,000)

FINANCING ACTIVITIES
Principal payments on long-term debt	(1,488,000)	(1,562,000)
Principal payments on capital lease obligations	(16,000)	(11,000)
Cash received for exercise of stock options	220,000	—

NET CASH USED FOR FINANCING ACTIVITIES	(1,284,000)	(1,573,000)

NET CHANGE IN CASH AND EQUIVALENTS	675,000	1,031,000
Cash and equivalents, beginning balance	7,829,000	6,415,000

CASH AND EQUIVALENTS, ENDING BALANCE	$8,504,000	$7,446,000

Interest paid was $1,725,000 and $1,873,000 in the first 24 weeks of fiscal 2008 and 2007 respectively
Cash payments for income taxes were $171,000 and $127,000 in the first 24 weeks of fiscal 2008 and 2007 respectively
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
FIN 48 also requires that changes in judgment that result in subsequent recognition, derecognition or change in a measurement of a tax position taken in a prior annual period (including any related interest and penalties) be recognized as a discrete item in the period in which the change occurs. This change will not impact the manner in which we record income taxes on an annual basis and did not significantly impact our recorded income tax provision in the quarter and year to date periods ended August 12, 2007.
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
In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 provides companies with an option to report selected financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007, the year beginning March 3, 2008 for the Company. We are currently reviewing the provisions of SFAS 159 to determine any impact for the Company.
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
NOTE 3 — DEBT
The Company’s debt arrangements require the maintenance of a consolidated fixed charge coverage ratio of 1.2 to 1 regarding all of the Company’s mortgage loans and the maintenance of individual restaurant fixed charge coverage ratios of between 1.2 and 1.5 to 1 on certain of the Company’s mortgage loans. Fixed charge coverage ratios are calculated by dividing the cash flow before rent and debt service for the previous 12 months by the debt service and rent due in the coming 12 months. The consolidated and individual coverage ratios are computed quarterly. At the end of fiscal 2007 and as of August 12, 2007, the Company was in compliance with the consolidated fixed charge coverage ratio of 1.2. However, at the end of fiscal 2007 and as of August 12, 2007, the Company was not in compliance with the individual fixed charge coverage ratio on certain of its restaurant properties and has obtained waivers of these violations.

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
At the Company’s annual meeting on June 25, 1999 the shareholders approved the Key Employees Stock Option Plan. This plan allows the granting of options covering 291,000 shares of stock and has essentially the same provisions as the Stock Option Plan for Executives and Managers which was discussed above. Options for 129,850 shares were granted to executives and managers of the Company on January 7, 2000 at an exercise price of $3.00. Options for 11,500 shares were granted to executives on April 27, 2001 at an exercise price of $.85. As of February 25, 2007 and August 12, 2007, options for a total of 150,000 shares were available for grant.
During the quarter ended August 12, 2007, options for 54,000 shares were exercised at a weighted average exercise price of $4.07 and a weighted average market value of $11.30. The exercise of these stock options resulted in $390,258 of taxable compensation to the employees exercising the options, for which the Company is allowed a deduction for income tax purposes but for which it records no book expense. Under the provisions of SFAS No. 123R, the resulting tax benefit of approximately $153,000 will be recorded when it is utilized which is expected to be after the use or expiration of the company’s net operating loss carryforwards.
No options were granted during fiscal year 2007 and the twenty-four week period ended August 12, 2007. As of February 25, 2007 and August 12, 2007 there were 70,000 options outstanding, fully vested and exercisable at a weighted average exercise price of $4.00 per share. During the twenty-four weeks ended August 12, 2007 there was no unrecognized compensation expense for financial reporting purposes.
          The following table summarizes information about stock options outstanding at August 12, 2007:

	Number	Average	Number
Exercise	Outstanding at	Remaining	Exercisable at
Prices	August 12, 2007	Life	August 12, 2007
$3.00	7,500	2.3	7,500
$4.13	62,500	1.6	62,500

	70,000	1.7	70,000

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Description of Business. Morgan’s Foods, Inc. (“the Company”) operates, through wholly-owned subsidiaries, KFC restaurants under franchises from KFC Corporation and Taco Bell restaurants under franchises from Taco Bell Corporation. As of September 18, 2007, the Company operates 73 KFC restaurants, 6 Taco Bell restaurants, 13 KFC/Taco Bell “2n1’s” under franchises from KFC Corporation and franchises or licenses from Taco Bell Corporation, 3 Taco Bell/Pizza Hut Express “2n1’s” operated under franchises from Taco Bell Corporation and licenses from Pizza Hut Corporation, 1 KFC/Pizza Hut Express “2n1” operated under a franchise from KFC Corporation and a license from Pizza Hut Corporation and 1 KFC/A&W “2n1” operated under a franchise from KFC Corporation and a license from A&W Restaurants, Inc. The Company’s fiscal year is a 52 — 53 week year ending on the Sunday nearest the last day of February.
Summary of Expenses and Operating Income as a Percentage of Revenues

	Quarter Ended		Twenty-four Weeks Ended
	August 12, 2007	August 13, 2006	August 12, 2007	August 13, 2006

Cost of sales:
Food, paper and beverage	30.5%	30.7%	30.6%	31.0%
Labor and benefits	27.1%	26.0%	26.9%	26.0%
Restaurant operating expenses	25.0%	24.8%	24.8%	24.7%
Depreciation and amortization	2.9%	3.2%	2.9%	3.3%
General and administrative expenses	6.0%	5.4%	6.1%	5.4%
Operating income	8.4%	10.1%	8.8%	9.6%
Revenues. Revenues for the quarter ended August 12, 2007 were $22,877,000 compared to $22,543,000 for the quarter ended August 13, 2006. This increase of $334,000 was due mainly to a 2.3% increase in comparable restaurant revenues partially offset by $218,000 of revenues lost due to a permanent restaurant closing and three restaurants being closed for remodeling. The increase in comparable restaurant revenues was primarily the result of modestly successful product promotions by the franchisors during the current year quarter including the Biscuit Bowl at KFC and the Extreme Beef & Cheese Quesadilla at Taco Bell. Revenues for the twenty-four weeks ended August 12, 2007 increased to $45,527,000 compared to $43,644,000 for the twenty-four weeks ended August 13, 2006 due to a 5.0% comparable restaurant revenue increase offset by $416,000 of revenues lost due to a permanent restaurant closing and four restaurants being closed for remodeling. Each restaurant being remodeled is generally closed from two to four weeks.
Cost of Sales — Food, Paper and Beverage. Food, paper and beverage costs declined slightly as a percentage of revenue to 30.5% for the quarter ended August 12, 2007 compared to 30.7% for the quarter ended August 13, 2006. The improvement in the current year quarter was primarily the result of improved operating efficiencies due to higher average restaurant volumes. Food, paper and beverage costs for the twenty-four weeks ended August 12, 2007 decreased to 30.6% of revenue compared to 31.0% for the comparable prior year period primarily for the reasons discussed above.
Cost of Sales — Labor and Benefits. Labor and benefits increased as a percentage of revenue for the quarter ended August 12, 2007 to 27.1% compared to 26.0% for the year earlier quarter. The increase was primarily due to increases in the minimum wage. Labor and benefits for the twenty-four weeks ended August 12, 2007 were 26.9% compared to 26.0% for the comparable year earlier period also due to increases in the minimum wage.
Restaurant Operating Expenses. Restaurant operating expenses increased slightly as a percentage of revenue to 25.0% in the second quarter and 24.8% for the first twenty-four weeks of fiscal 2008 compared to 24.8% in the second quarter of fiscal 2007 and 24.7% for the first twenty-four weeks of fiscal 2007 primarily due to increases in utilities and advertising expenses in both the quarter and year-to-date periods.
Depreciation and Amortization. Depreciation and amortization decreased to $661,000 in the quarter ended August 12, 2007 compared to $722,000 for the quarter ended August 13, 2006 primarily due to significant amounts of fixed assets reaching the end of their useful lives and no longer being depreciated. Depreciation and amortization for the twenty-four weeks ended August 12, 2007 decreased to $1,315,000 compared to $1,445,000 in the comparable year earlier period for the reasons discussed above.
General and Administrative Expenses. General and administrative expenses increased to $1,380,000 in the second quarter of fiscal 2008 and $2,760,000 for the first twenty-four weeks of fiscal 2008 compared to $1,220,000 in the second quarter of fiscal 2007 and $2,355,000 for the first twenty-four weeks of fiscal 2007. These increases were caused by a variety of factors including salary increases and personnel additions both at the corporate office and in field management, field operations bonuses and increases in insurance rates.

(Gain)Loss on Restaurant Assets. The Company experienced a loss on restaurant assets of $8,000 for the second quarter of fiscal 2008 compared to a gain of $20,000 for the second quarter of fiscal 2007. The current year amounts were the result of losses on property disposed during restaurant remodeling partially offset by deferred gains on a sale/leaseback location. The prior year amounts contained very little disposed property. Gain on restaurant assets was $8,000 for the twenty-four weeks ended August 12, 2007 and $26,000 for the twenty-four weeks ended August 13, 2006 for the reasons discussed above.
Operating Income. Operating income in the second quarter of fiscal 2008 decreased to $1,928,000 or 8.4% of revenues compared to $2,271,000 or 10.1% of revenues for the second quarter of fiscal 2007 primarily due to increases in labor costs and operating expenses, partially offset by decreases in food and paper costs. Operating income for the twenty-four weeks ended August 12, 2007 decreased to $3,997,000 or 8.8% of revenues from $4,174,000 or 9.6% of revenues in the comparable prior year period for the reasons discussed above.
Interest Expense. Interest expense decreased to $832,000 in the second quarter of fiscal 2008 and $1,708,000 for the first twenty-four weeks of fiscal 2008 from $900,000 in the second quarter of fiscal 2007 and $1,846,000 for the first twenty-four weeks of fiscal 2007, due to lower debt balances during the fiscal 2008 periods.
Other Income. Other income increased to $128,000 for the second quarter of fiscal 2008 and $172,000 for the first twenty-four weeks of fiscal 2008 from $78,000 for the second quarter of fiscal 2007 and $101,000 for the first twenty-four weeks of fiscal 2007. The increase was primarily due to revenue from various sub-leased properties and increased earnings on cash balances in both the most recent quarter and twenty-four week periods.
Provision for Income Taxes. The provision for income taxes increased to $354,000 for the second quarter of fiscal 2008 compared to $160,000 for the second quarter of fiscal 2007. The provision for income taxes is recorded at the Company’s projected annual effective tax rate. For the first twenty-four weeks of fiscal 2008 the provision for income taxes increased to $761,000 compared to $241,000 in the comparable year earlier period. The increases in both periods were primarily due to the Company having recognized during fiscal 2007 the benefits of its remaining net operating loss carryforwards therefore requiring a provision for taxes in the current year period which was offset by the use of net operating loss carryforwards in the prior year period. This change did not affect the Company’s cash balances or cashflow for the period as the provision related to deferred taxes.
Liquidity and Capital Resources. Cash flow activity for the first twenty-four weeks of fiscal 2008 and fiscal 2007 is presented in the Consolidated Statements of Cash Flows. Cash provided by operating activities was $4,222,000 for the twenty-four weeks ended August 12, 2007 compared to $3,585,000 for the twenty-four weeks ended August 13, 2006. The increase in operating cash flow resulted primarily from a decrease in the deferred tax assets and increases in accounts payable and accrued liabilities, primarily caused by more favorable vendor payment terms. The Company paid scheduled long-term bank and capitalized lease debt of $1,504,000 in the first twenty-four weeks of fiscal 2008 compared to payments of $1,573,000 for the same period in fiscal 2007. Capital expenditures in the twenty-four weeks ended August 12, 2007 were $2,263,000, compared to $945,000 for the same period in fiscal 2007 as the Company has increased its image enhancement activity to meet the requirements of its franchise agreements. The Company also received cash, in the amount of $220,000, from the exercise of stock options in the second quarter of fiscal 2008.
The Company’s debt arrangements require the maintenance of a consolidated fixed charge coverage ratio of 1.2 to 1 regarding all of the Company’s mortgage loans and the maintenance of individual restaurant fixed charge coverage ratios of between 1.2 and 1.5 to 1 on certain of the Company’s mortgage loans. Fixed charge coverage ratios are calculated by dividing the cash flow before rent and debt service for the previous 12 months by the debt service and rent due in the coming 12 months. The consolidated and individual coverage ratios are computed quarterly. At the end of fiscal 2007 and as of the quarter ended August 12, 2007, the Company was in compliance with the consolidated fixed charge coverage ratio of 1.2. However, at the end of fiscal 2007 and as of the quarter ended August 12, 2007, the Company was not in compliance with the individual fixed charge coverage ratio on certain of its restaurant properties and has obtained waivers of these violations.
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
FIN 48 also requires that changes in judgment that result in subsequent recognition, derecognition or change in a measurement of a tax position taken in a prior annual period (including any related interest and penalties) be recognized as a discrete item in the period in which the change occurs. This change will not impact the manner in which we record income taxes on an annual basis and did not significantly impact our recorded income tax provision in the quarter and year to date periods ended August 12, 2007.

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
In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 provides companies with an option to report selected financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007, the year beginning March 3, 2008 for the Company. We are currently reviewing the provisions of SFAS 159 to determine any impact for the Company.
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
Item 4. Controls and Procedures.
The effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) was evaluated as of the date of the financial statements. This evaluation was carried out under the supervision of and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer. Based on that evaluation, management concluded that as of August 12, 2007 the Company maintained effective internal controls over financial reporting. Management has concluded that the consolidated financial statements included in this Form 10-Q fairly present in all material respects the Company’s financial condition as of August 12, 2007 and February 25, 2007 and the results of operations and cash flows for the quarters ended August 12, 2007 and August 13, 2006.

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
Item 5. Submission of Matters to vote of Security Holders
The Company’s annual meeting of shareholders was held on June 22, 2007 and voting was conducted on the following proposals:
Proposal 1 — The election of seven Directors. The following seven Directors were elected:

		WITHHOLD/
NAME	FOR	ABSTAIN

Leonard Stein-Sapir	2,240,621	151,147
Lawrence S. Dolin	2,257,438	134,330
Bahman Guyuron, M.D.	2,257,371	134,397
Kenneth L. Hignett	2,240,754	151,014
Steven S. Kaufman	2,257,471	134,297
Bernard Lerner	2,247,471	144,297
James J. Liguori	2,240,705	151,063

MORGAN’S FOODS, INC.
INDEX TO EXHIBITS

Exhibit
Number	Exhibit Description
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
September 26, 2007