Form 10-Q
period 2007-11-04
MORGANS FOODS INC
filed 2007-12-19
CIK 68145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended November 4, 2007
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
Large accelerated filer ☐                      Accelerated filer ☐                      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).               Yes ☐     No ☑
As of December 17, 2007, the issuer had 2,934,995 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
MORGAN’S FOODS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Quarter Ended
	November 4, 2007	November 5, 2006

Revenues	$22,282,000	$21,782,000

Cost of sales:
Food, paper and beverage	6,806,000	6,697,000
Labor and benefits	6,356,000	5,777,000
Restaurant operating expenses	5,716,000	5,347,000
Depreciation and amortization	678,000	636,000
General and adminstrative expenses	1,522,000	1,313,000
Loss on restaurant assets	84,000	22,000

Operating income	1,120,000	1,990,000
Interest expense:
Bank debt and notes payable	787,000	863,000
Capital leases	29,000	27,000
Other income and expense, net	(123,000)	(39,000)

Net income before income taxes	427,000	1,139,000
Provision for income taxes	266,000	137,000

Net income	$161,000	$1,002,000

Basic net income per common share	$0.05	$0.37

Diluted net income per common share	$0.05	$0.35

Basic weighted average number of shares outstanding	2,934,995	2,720,430
Diluted weighted average number of shares outstanding	2,977,260	2,833,889
See notes to these consolidated financial statements.

MORGAN’S FOODS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Thirty-six Weeks Ended
	November 4, 2007	November 5, 2006

Revenues	$67,809,000	$65,426,000

Cost of sales:
Food, paper and beverage	20,722,000	20,247,000
Labor and benefits	18,603,000	17,130,000
Restaurant operating expenses	17,016,000	16,140,000
Depreciation and amortization	1,993,000	2,081,000
General and adminstrative expenses	4,282,000	3,667,000
(Gain) loss on restaurant assets	76,000	(4,000)

Operating income	5,117,000	6,165,000
Interest expense:
Bank debt and notes payable	2,437,000	2,655,000
Capital leases	87,000	81,000
Other income and expense, net	(295,000)	(139,000)

Net income before income taxes	2,888,000	3,568,000
Provision for income taxes	1,027,000	378,000

Net income	$1,861,000	$3,190,000

Basic net income per common share	$0.64	$1.17

Diluted net income per common share	$0.62	$1.13

Basic weighted average number of shares outstanding	2,916,995	2,719,140
Diluted weighted average number of shares outstanding	2,982,685	2,821,006
See notes to these consolidated financial statements.

MORGAN’S FOODS, INC.
CONSOLIDATED BALANCE SHEETS

	November 04,	February 25,
	2007	2007
	(UNAUDITED)	(AUDITED)
ASSETS
Current assets:
Cash	$5,339,000	$7,829,000
Receivables	510,000	345,000
Inventories	706,000	684,000
Prepaid expenses	624,000	600,000
Assets held for sale (Note 6)	175,000	—

	7,354,000	9,458,000
Property and equipment:	—	—
Land	10,489,000	10,462,000
Buildings and improvements	22,351,000	20,200,000
Property under capital leases	1,433,000	1,433,000
Leasehold improvements	8,811,000	7,841,000
Equipment, furniture and fixtures	20,643,000	20,531,000
Construction in progress	563,000	1,107,000

	64,290,000	61,574,000
Less accumulated depreciation and amortization	31,189,000	31,104,000

	33,101,000	30,470,000
Other assets	728,000	824,000
Franchise agreements	1,463,000	1,519,000
Deferred tax asset	146,000	825,000
Goodwill	9,227,000	9,227,000

	$52,019,000	$52,323,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Long-term debt, current	$2,972,000	$2,913,000
Current maturities of capital lease obligations	33,000	28,000
Accounts payable	4,780,000	4,291,000
Accrued liabilities	3,835,000	4,629,000

	11,620,000	11,861,000
Long-term debt	32,184,000	34,445,000
Long-term capital lease obligations	1,271,000	1,299,000
Other long-term liabilities	1,171,000	1,302,000
Deferred tax liabilities	1,853,000	1,577,000

SHAREHOLDERS’ EQUITY
Preferred shares, 1,000,000 shares authorized, no shares outstanding
Common Stock, 25,000,000 shares authorized
Issued shares — 2,969,405	30,000	30,000
Treasury shares — 34,410 and 88,410	(81,000)	(131,000)
Capital in excess of stated value	29,344,000	29,174,000
Accumulated deficit	(25,373,000)	(27,234,000)

Total shareholders’ equity	3,920,000	1,839,000

	$52,019,000	$52,323,000

See notes to these consolidated financial statements.

MORGAN’S FOODS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

					Capital in		Total
	Common Shares		Treasury Shares		excess of	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	stated value	Deficit	Equity
Balance February 25, 2007	2,969,405	$30,000	88,410	$(131,000)	$29,174,000	$(27,234,000)	$1,839,000
Exercise of Stock Options	—	—	(54,000)	50,000	170,000	—	220,000
Net income	—	—	—	—	—	1,861,000	1,861,000

Balance November 4, 2007	2,969,405	$30,000	34,410	$(81,000)	$29,344,000	$(25,373,000)	$3,920,000

See notes to these consolidated financial statements

MORGAN’S FOODS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Thirty-six Weeks Ended
	November 4, 2007	November 5, 2006

OPERATING ACTIVITIES
Net income	$1,861,000	$3,190,000
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	1,993,000	2,081,000
Amortization of deferred financing costs	71,000	75,000
Amortization of supply agreement advances	(487,000)	(510,000)
Funding from supply agreements	107,000	41,000
Decrease in deferred tax assets	679,000	—
Increase in deferred tax liabilities	276,000	198,000
(Gain) loss on restaurant assets	76,000	(4,000)
Change in assets and liabilities:
(Increase) decrease in receivables	(165,000)	34,000
Increase in inventories	(22,000)	(38,000)
Increase in prepaid expenses	(24,000)	104,000
Decrease in other assets	30,000	—
Increase (decrease) in accounts payable	489,000	(45,000)
(Increase) decrease in accrued liabilities and other	(507,000)	(17,000)

NET CASH PROVIDED BY OPERATING ACTIVITIES	4,377,000	5,109,000

INVESTING ACTIVITIES
Capital expenditures	(4,821,000)	(1,857,000)
Proceeds from sale of fixed assets	3,000	—
Purchase of franchise agreement	(44,000)	(74,000)

NET CASH USED FOR INVESTING ACTIVITIES	(4,862,000)	(1,931,000)

FINANCING ACTIVITIES
Principal payments on long-term debt	(2,202,000)	(2,352,000)
Principal payments on capital lease obligations	(23,000)	(17,000)
Cash received from exercise of stock options	220,000	35,000

NET CASH USED FOR FINANCING ACTIVITIES	(2,005,000)	(2,334,000)

NET CHANGE IN CASH AND EQUIVALENTS	(2,490,000)	844,000
Cash and equivalents, beginning balance	7,829,000	6,415,000

CASH AND EQUIVALENTS, ENDING BALANCE	$5,339,000	$7,259,000

Interest paid was $2,522,000 and $2,781,000 in the first 36 weeks of fiscal 2008 and 2007 respectively.
Cash payments for income taxes were $270,000 and $121,000 in the first 36 weeks of fiscal 2008 and 2007 respectively.
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
FIN 48 also requires that changes in judgment that result in subsequent recognition, derecognition or change in a measurement of a tax position taken in a prior annual period (including any related interest and penalties) be recognized as a discrete item in the period in which the change occurs. This change will not impact the manner in which we record income taxes on an annual basis and did not significantly impact our recorded income tax provision in the quarter and year to date periods ended November 4, 2007.
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

NOTE 3 — DEBT
The Company’s debt arrangements require the maintenance of a consolidated fixed charge coverage ratio of 1.2 to 1 regarding all of the Company’s mortgage loans and the maintenance of individual restaurant fixed charge coverage ratios of between 1.2 and 1.5 to 1 on certain of the Company’s mortgage loans. Fixed charge coverage ratios are calculated by dividing the cash flow before rent and debt service for the previous 12 months by the debt service and rent due in the coming 12 months. The consolidated and individual coverage ratios are computed quarterly. At the end of fiscal 2007 and as of November 4, 2007, the Company was in compliance with the consolidated fixed charge coverage ratio of 1.2. However, at the end of fiscal 2007 and as of November 4, 2007, the Company was not in compliance with the individual fixed charge coverage ratio on certain of its restaurant properties and has obtained waivers of these violations. Certain of the Company’s debt arrangements also contain cross default and cross collateralization provisions.
NOTE 4—STOCK OPTIONS
On April 2, 1999, the Board of Directors of the Company approved a Stock Option Plan for Executives and Managers. Under the plan 145,500 shares were reserved for the grant of options. The Stock Option Plan for Executives and Managers provides for grants to eligible participants of nonqualified stock options only. The exercise price for any option awarded under the Plan is required to be not less than 100% of the fair market value of the shares on the date that the option is granted. Options are granted by the Stock Option Committee of the Company. Options for the 145,150 shares were granted to executives and managers of the Company on April 2, 1999 at an exercise price of $4.125. The plan provides that the options are exercisable after a waiting period of 6 months and that each option expires 10 years after its date of issue.
At the Company’s annual meeting on June 25, 1999 the shareholders approved the Key Employees Stock Option Plan. This plan allows the granting of options covering 291,000 shares of stock and has essentially the same provisions as the Stock Option Plan for Executives and Managers which was discussed above. Options for 129,850 shares were granted to executives and managers of the Company on January 7, 2000 at an exercise price of $3.00. Options for 11,500 shares were granted to executives on April 27, 2001 at an exercise price of $.85. As of February 25, 2007 and November 4, 2007, options for a total of 150,000 shares were available for grant.
No options were granted during fiscal year 2007 and the thirty-six week period ended November 4, 2007. As of February 25, 2007 and November 4, 2007 there were 124,000 and 70,000 options respectively outstanding, fully vested and exercisable at a weighted average exercise price of $4.03 and $4.00 per share respectively. During the thirty-six weeks ended November 4, 2007 there was no unrecognized compensation expense for financial reporting purposes.
     The following table summarizes information about stock options outstanding at November 4, 2007:

	Number Outstanding	Average	Number Exercisable
Exercise Prices	at November 4, 2007	Remaining Life	at November 4, 2007
$3.00	7,500	2.1	7,500
$4.13	62,500	1.4	62,500

	70,000	1.5	70,000
NOTE 5 — CAPITAL EXPENDITURES
The Company is required by its franchise agreements to periodically bring its restaurants up to the franchisors’ required image. This typically involves a new dining room décor and seating package and exterior changes and related items but can, in some cases, require the relocation of the restaurant. If the Company deems a particular image enhancement (IE) expenditure to be inadvisable, it has the option to cease operations at that restaurant. Over time, the estimated cost and time deadline for each restaurant may change due to a variety of circumstances and the Company revises its requirements accordingly. Also, significant numbers of restaurants may have image enhancement deadlines that coincide, in which case, the Company will adjust the actual timing of the image enhancements in order to facilitate an orderly construction schedule. During the image enhancement process, each restaurant is closed for one to two weeks, which has a negative impact on the Company’s revenues and operating efficiencies. At the time a restaurant is closed for a required image enhancement, the Company may deem it advisable to make other capital expenditures in addition to those required for the image enhancement. The chart below shows both actual and estimated required image enhancement expenditures as well as other capital expenditures either made or expected to be made in those same restaurants for the listed time periods:

Number of Units	Period	Type	Total (1)	Required (2)	Additional (3)
6	Fiscal 2008 3Q YTD	IE	$2,249,000	$1,500,000	$749,000
1	Fiscal 2008 3Q YTD	Relo (4)	1,264,000	1,264,000	—

7	Total 3Q YTD		3,513,000	2,764,000	749,000
12	Fiscal 2008 4Q Est.	IE	3,360,000	3,120,000	240,000

19	Full FYE 3-2-2008		6,873,000	5,884,000	989,000
7	Fiscal 2009	IE	2,220,000	1,820,000	400,000
1	Fiscal 2009	Rebuild	400,000	400,000	—
1	Fiscal 2009	Relo (4)	750,000	750,000	—
0	Fiscal 2010	IE	—	—	—
19	Fiscal 2011	IE	5,510,000	4,940,000	570,000
1	Fiscal 2012	Relo (4)	1,300,000	1,300,000	—
0	Fiscal 2013	IE	—	—	—
1	Fiscal 2014	Rebuild	1,000,000	1,000,000	—
4	Fiscal 2015	Relo (4)	4,000,000	4,000,000	—
1	Fiscal 2016	Relo (4)	500,000	500,000	—
0	Fiscal 2017-2019	IE	—	—	—
5	Fiscal 2020	Relo (4)	6,500,000	6,500,000	—
2	Fiscal 2020	Rebuild	2,000,000	2,000,000	—

61	Total		$31,053,000	$29,094,000	$1,959,000

(1)	These amounts are based on current construction costs and actual costs may vary.

(2)	These amounts include only the items required to meet the franchisor’s image requirements.

(3)	These amounts are for capital upgrades performed on or which may be performed on the image enhanced restaurants which were or may be deemed by the Company to be advantageous to the operation of the units and which were or may be done at the time of th

(4)	Relocation of fee owned properties are shown net of expected recovery of capital from the sale of the former location. Relocation of leased properties assumes the capital cost of only equipment because it is not known until each lease is finalized wh
Capital expenditures to meet the image requirements of the franchisors and additional capital expenditures on those same restaurants being image enhanced are a large portion of the Company’s annual capital expenditures. However, the Company also has made and may make capital expenditures on restaurant properties not included on the foregoing schedule for upgrades or replacement of capital items appropriate for the continued successful operation of its restaurants. Capital expenditures in the volume and time horizon required by the image enhancement deadlines cannot be financed solely from existing cash balances and existing cashflow and the Company expects that it will have to utilize financing for a portion of the capital expenditures. The Company may use both debt and sale leaseback financing but has no commitments for either except for the financing completed subsequent to the end of the fiscal third quarter as discussed in Note 6 to the financial statements.
There can be no assurance that the Company will be able to accomplish the image enhancements and relocations required in the franchise agreements on terms acceptable to the Company. If the Company is unable to meet the requirements of a franchise agreement, the franchisor may choose to extend the time allowed for compliance or may terminate the franchise agreement.
NOTE 6-SUBSEQUENT EVENTS
During the fiscal third quarter, the Company closed a Taco Bell restaurant and replaced it with a new built KFC/Taco Bell 2n1. On November 21, 2007, the Company executed a fee mortgage loan in the amount of $846,000 and an equipment loan in the amount of $432,000 to finance the new restaurant. As of November 4, 2007, the former Taco Bell restaurant property was shown as an asset held for sale and the sale was completed on December 6, 2007. On December 14, 2007 the Company completed a mortgage loan in the amount of $1,360,000 on a previously unencumbered restaurant property.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Description of Business. Morgan’s Foods, Inc. (“the Company”) operates, through wholly-owned subsidiaries, KFC restaurants under franchises from KFC Corporation and Taco Bell restaurants under franchises from Taco Bell Corporation. As of December 12, 2007, the Company operates 73 KFC restaurants, 5 Taco Bell restaurants, 14 KFC/Taco Bell “2n1’s” under franchises from KFC Corporation and franchises or licenses from Taco Bell Corporation, 3 Taco Bell/Pizza Hut Express “2n1’s” operated under franchises from Taco Bell Corporation and licenses from Pizza Hut Corporation, 1 KFC/Pizza Hut Express “2n1” operated under a franchise from KFC Corporation and a license from Pizza Hut Corporation and 1 KFC/A&W “2n1” operated under a franchise from KFC Corporation and a license from A&W Restaurants, Inc. The Company’s fiscal year is a 52 — 53 week year ending on the Sunday nearest the last day of February.
Summary of Expenses and Operating Income as a Percentage of Revenues

	Quarter Ended		Thirty-six Weeks Ended
	November 4, 2007	November 5, 2006	November 4, 2007	November 5, 2006

Cost of sales:
Food, paper and beverage	30.5%	30.7%	30.6%	30.9%
Labor and benefits	28.5%	26.5%	27.4%	26.2%
Restaurant operating expenses	25.7%	24.5%	25.1%	24.7%
Depreciation and amortization	3.0%	2.9%	2.9%	3.2%
General and administrative expenses	6.8%	6.0%	6.3%	5.6%
Operating income	5.0%	9.1%	7.5%	9.4%
Revenues. Revenues for the quarter ended November 4, 2007 were $22,282,000 compared to $21,782,000 for the quarter ended November 5, 2006. This increase of $500,000 was due mainly to a 2.1% increase in comparable restaurant revenues with one restaurant permanently closed, one relocated and four closed for short periods for remodeling which adjustments substantially offset each other. For 9 of the 12 weeks in the current year quarter at least one restaurant per week was closed for remodeling, representing lost revenue of approximately $180,000 in the aggregate. The increase in comparable restaurant revenues was primarily the result of modestly successful product promotions by the franchisors during the current year quarter including the Build Your Own Variety Bucket at KFC and the Nacho Crunch Grilled Stuft Burrito at Taco Bell. Revenues for the thirty-six weeks ended November 4, 2007 increased to $67,809,000 compared to $65,426,000 for the thirty-six weeks ended November 5, 2006 due to a 3.9% comparable restaurant revenue increase including various offsetting adjustments as in the quarter comparison above.
Cost of Sales — Food, Paper and Beverage. Food, paper and beverage costs declined slightly as a percentage of revenue to 30.5% for the quarter ended November 4, 2007 compared to 30.7% for the quarter ended November 5, 2006. The improvement in the current year quarter was primarily the result of improved operating efficiencies due to higher average restaurant volumes. Food, paper and beverage costs for the thirty-six weeks ended November 4, 2007 decreased to 30.6% of revenue compared to 30.9% for the comparable prior year period primarily for the reasons discussed above.
Cost of Sales — Labor and Benefits. Labor and benefits increased as a percentage of revenue for the quarter ended November 4, 2007 to 28.5% compared to 26.5% for the year earlier quarter. The increase was primarily due to increases in the minimum wage in substantially all of the areas in which the Company operates. Labor and benefits for the thirty-six weeks ended November 4, 2007 were 27.4% compared to 26.2% for the comparable year earlier period also due to increases in the minimum wage.
Restaurant Operating Expenses. Restaurant operating expenses increased as a percentage of revenue to 25.7% in the third quarter and 25.1% for the first thirty-six weeks of fiscal 2008 compared to 24.5% in the third quarter of fiscal 2007 and 24.7% for the first thirty-six weeks of fiscal 2007 primarily due to increases in utilities and advertising expenses in both the quarter and year-to-date periods.
Depreciation and Amortization. Depreciation and amortization increased to $678,000 in the quarter ended November 4, 2007 compared to $636,000 for the quarter ended November 5, 2006 primarily due to the additional depreciation of capital additions made during the current fiscal year. Depreciation and amortization for the thirty-six weeks ended November 4, 2007 decreased to $1,993,000 compared to $2,081,000 in the comparable year earlier period due to significant amounts of fixed assets reaching the end of their useful lives earlier in fiscal 2008 and no longer being depreciated.
General and Administrative Expenses. General and administrative expenses increased to $1,522,000 in the third quarter of fiscal 2008 and $4,282,000 for the first thirty-six weeks of fiscal 2008 compared to $1,312,000 in the third quarter of fiscal 2007 and $3,667,000 for the first thirty-six weeks of fiscal 2007. These increases were caused by a variety of factors including salary increases and personnel additions both at the corporate office and in field management, increases in insurance rates and additional professional fees related to the Company’s documentation of internal controls for compliance with Sarbanes-Oxley Section 404.
(Gain)Loss on Restaurant Assets. The Company experienced a loss on restaurant assets of $84,000 for the third quarter of fiscal 2008 compared to a loss of $22,000 for the third quarter of fiscal 2007. The current year amounts were the result of losses on property disposed during restaurant remodeling and the write down of a closed restaurant property to the value at which it is under contract for sale. The prior year amounts are primarily losses on property disposed during restaurant remodeling. Loss on restaurant assets was $76,000 for the thirty-six weeks ended November 4, 2007 compared to a gain of $4,000 for the thirty-six weeks ended November 5, 2006. The current year period represents losses on property disposed during restaurant remodeling and the prior year amount reflects gain on restaurant assets from an insured loss.
Operating Income. Operating income in the third quarter of fiscal 2008 decreased to $1,120,000 or 5.0% of revenues compared to $1,990,000 or 9.1% of revenues for the third quarter of fiscal 2007 primarily due to increases in labor costs and operating expenses. Operating income for the thirty-six weeks ended November 4, 2008 decreased to $5,117,000 or 7.5% of revenues from $6,165,000 or 9.4% of revenues in the comparable prior year period for the reasons discussed above.
Interest Expense. Interest expense decreased to $787,000 in the third quarter of fiscal 2008 and $2,437,000 for the first thirty-six weeks of fiscal 2008 from $863,000 in the third quarter of fiscal 2007 and $2,655,000 for the first thirty-six weeks of fiscal 2007, due to lower debt balances during the fiscal 2008 periods.
Other Income. Other income increased to $123,000 for the third quarter of fiscal 2008 and $295,000 for the first thirty-six weeks of fiscal 2008 from $38,000 for the third quarter of fiscal 2007 and $139,000 for the first thirty-six weeks of fiscal 2007. The increase was primarily due to revenue from various sub-leased properties and increased earnings on cash balances in both the most recent quarter and thirty-six week periods.
Provision for Income Taxes. The provision for income taxes increased to $266,000 for the third quarter of fiscal 2008 compared to $137,000 for the third quarter of fiscal 2007. The provision for income taxes is recorded at the Company’s projected annual effective tax rate, currently 35% compared to an estimated 32% at the end of the second quarter of fiscal 2008. This change in projected annual effective tax rate caused a disproportionate part of the annual tax provision to fall into the third quarter of fiscal 2008. For the first thirty-six weeks of fiscal 2008 the provision for income taxes increased to $1,027,000 compared to $378,000 in the comparable year earlier period. The increases in both periods were primarily due to the Company having recognized during fiscal 2007 the benefits of its remaining net operating loss carryforwards, therefore requiring a provision for taxes in the current year period. This change did not affect the Company’s cash balances or cashflow for the period as the provision related to deferred taxes.
Liquidity and Capital Resources. Cash flow activity for the first thirty-six weeks of fiscal 2008 and fiscal 2007 is presented in the Consolidated Statements of Cash Flows. Cash provided by operating activities was $4,377,000 for the thirty-six weeks ended November 4, 2007 compared to $5,109,000 for the thirty-six weeks ended November 5, 2006. The decrease in operating cash flow resulted primarily from a decrease in net income, partially offset by increases in the net tax liabilities. The Company paid scheduled long-term bank and capitalized lease debt of $2,225,000 in the first thirty-six weeks of fiscal 2008 compared to payments of $2,369,000 for the same period in fiscal 2007. Capital expenditures in the thirty-six weeks ended November 4, 2007 were $4,821,000, compared to $1,857,000 for the same period in fiscal 2007 as the Company has increased its image enhancement activity to meet the requirements of its franchise agreements. Capital expenditure activity is discussed in more detail in Note 5 to the financial statements. The Company also received cash, in the amount of $220,000, from the exercise of stock options during the first thirty-six weeks of fiscal 2008 compared to $35,000 in the comparable prior year period.
The Company’s debt arrangements require the maintenance of a consolidated fixed charge coverage ratio of 1.2 to 1 regarding all of the Company’s mortgage loans and the maintenance of individual restaurant fixed charge coverage ratios of between 1.2 and 1.5 to 1 on certain of the Company’s mortgage loans. Fixed charge coverage ratios are calculated by dividing the cash flow before rent and debt service for the previous 12 months by the debt service and rent due in the coming 12 months. The consolidated and individual coverage ratios are computed quarterly. At the end of fiscal 2007 and as of the quarter ended November 4, 2007, the Company was in compliance with the consolidated fixed charge coverage ratio of 1.2. However, at the end of fiscal 2007 and as of the quarter ended November 4, 2007, the Company was not in compliance with the individual fixed charge coverage ratio on certain of its restaurant properties and has obtained waivers of these violations. Certain of the Company’s debt arrangements also contain cross default and cross collateralization provisions.
The Company’s image enhancement requirements have created an unusually active construction schedule in which there has been at least one restaurant closed in most weeks of the Company’s recent and current fiscal periods and this pace is expected to continue through the first half of fiscal 2009. For each week that a restaurant is closed, the Company loses approximately $20,000 in revenue and $5,000 of profit. In addition, the management team of each closed restaurant either fills in at a restaurant nearby or engages in non-revenue generating activities to prepare for reopening and this has a negative impact on the overall labor cost of the

Company. Also, in closing and reopening a restaurant, certain amounts of food and shortening are lost to waste, having a negative impact on the Company’s food cost.
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
FIN 48 also requires that changes in judgment that result in subsequent recognition, derecognition or change in a measurement of a tax position taken in a prior annual period (including any related interest and penalties) be recognized as a discrete item in the period in which the change occurs. This change will not impact the manner in which we record income taxes on an annual basis and did not significantly impact our recorded income tax provision in the quarter and year to date periods ended November 4, 2007.
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

Item 4. Controls and Procedures.
The effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) was evaluated as of the date of the financial statements. This evaluation was carried out under the supervision of and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer. Based on that evaluation, management concluded that as of November 4, 2007 the Company maintained effective internal controls over financial reporting. Management has concluded that the consolidated financial statements included in this Form 10-Q fairly present in all material respects the Company’s financial condition as of November 4, 2007 and February 25, 2007 and the results of operations and cash flows for the quarters and thirty-six weeks ended November 4, 2007 and November 5, 2006.
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

MORGAN’S FOODS, INC.
/s/ Kenneth L. Hignett
Senior Vice President,
Chief Financial Officer and Secretary December 19, 2007