Form 10-K
period 2008-03-02
MORGANS FOODS INC
filed 2008-06-02
CIK 68145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the fiscal year ended March 2, 2008 Commission file number 1-08395
MORGAN’S FOODS, INC.

(Exact name of registrant as specified in its charter)

Ohio	34-0562210

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4829 Galaxy Parkway, Suite S, Cleveland, OH 44128

(Address of principal executive officers)     (Zip Code)
Registrant’s telephone number, including area code: (216) 359-9000
Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Name of each exchange on which registered

Common Shares, Without Par Value Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registration is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of August 12, 2007, the aggregate market value of the common stock held by nonaffiliates of the Registrant was $19,165,413.
     As of May 14, 2008, the Registrant had 2,934,995 common shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates by reference certain information from the definitive Proxy Statement to security holders for the 2008 annual meeting, to be filed with the Securities and Exchange Commission on or before June 27, 2008.

PART I
ITEM 1. BUSINESS
General
Morgan’s Foods, Inc. (“the Company”), which was formed in 1925, operates through wholly-owned subsidiaries KFC restaurants under franchises from KFC Corporation, Taco Bell restaurants under franchises from Taco Bell Corporation, Pizza Hut Express restaurants under licenses from Pizza Hut Corporation and an A&W restaurant under a license from A&W Restaurants, Inc. As of May 23, 2008, the Company operates 72 KFC restaurants, 6 Taco Bell restaurants, 13 KFC/Taco Bell “2n1’s” under franchises from KFC Corporation and franchises or licenses from Taco Bell Corporation, 3 Taco Bell/Pizza Hut Express “2n1’s” under franchises from Taco Bell Corporation and licenses from Pizza Hut Corporation, 1 KFC/Pizza Hut Express “2n1” under a franchise from KFC Corporation and a license from Pizza Hut Corporation and 1 KFC/A&W “2n1” operated under a franchise from KFC Corporation and a license from A&W Restaurants, Inc. The Company’s fiscal year is a 52 — 53 week year ending on the Sunday nearest the last day of February.
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
Of the 96 KFC, Taco Bell and “2n1” restaurants operated by the Company as of May 23, 2008, 16 are located in Ohio, 57 in Pennsylvania, 12 in Missouri, 2 in Illinois, 7 in West Virginia and 2 in New York. The Company was one of the first KFC Corporation franchisees and has operated in excess of 20 KFC franchises for more than 25 years. Operations relating to these units are seasonal to a certain extent, with higher sales generally occurring in the summer months.
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
Suppliers
The Company’s food is sourced from suppliers approved by its franchisors. Much of this purchasing is done through a franchisee owned cooperative and the Company contracts for the distribution of the goods to its restaurants through McLane Foodservice, Inc.
Growth
The Company built a new KFC/Taco Bell “2n1” and relocated an existing Taco Bell to that facility in fiscal 2008 and no new restaurants were added in fiscal 2007.
Employees
As of May 14, 2008, the Company employed approximately 2,139 persons, including 49 administrative and 248 managerial employees. The balance are hourly employees, most of whom are part-time. None of the Company’s employees are represented by a labor union. The Company considers its employee relations to be satisfactory.
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
Outbreak of Avian Flu or Mad Cow Disease
Due to the Company’s reliance on poultry in its menu items, an outbreak of the Avian Flu in the United States could cause a shortage of chicken or could cause unreasonable panic in the public related to the consumption of chicken products, either of which would likely have a significant adverse impact on the Company’s business. To a lesser extent the Company also uses beef in certain of its menu items and the conditions discussed above could apply to an outbreak of Mad Cow disease.

Image Enhancement and Capital Expenditure Requirements
The Company faces significant image enhancement and relocation requirements in future fiscal years as described under “Lease Obligations and Other Commitments” in Part II of this report. There is no assurance that the Company will be able to obtain sale/leaseback or debt financing on terms which it finds reasonably acceptable to fund these obligations when due. Lack of acceptable financing could have a material adverse affect on the operations of the Company, including the loss of restaurants subject to enhancement or relocation requirements under applicable franchise agreements.
Contamination of the Food Supply
The food supply in general is subject to the accidental or intentional introduction of contaminants which can cause illness or death in humans. To the extent that the Company’s food supplies become impacted by any of these contaminants, the Company’s revenue could be significantly reduced and the Company could be subjected to related liability claims.
Litigation
The Company is involved in various commercial activities in the operation of its restaurants. These activities may generate the potential for legal claims against the Company. While many of these risks are covered by insurance, the costs of litigating large claims and any potential resulting uninsured liability could have a material adverse effect on the Company’s results of operations.
Environmental Liabilities
In operating its restaurants, the Company is the owner of many real estate parcels. Environmental problems at any of these sites could cause significant costs and liabilities for the Company.
Food and Labor Cost Increases
The Company is exposed to numerous cost pressures in the operation of its restaurants including food, fuel and minimum wage increases. To the extent that the business environment prohibits the Company from passing on these increased costs in its selling prices, there could be a material negative impact on the results of operations.
Product and Marketing Success of Franchisors
The Company relies heavily on the success of its franchisors in developing products and marketing programs which support its revenues. Failure of the franchisors to provide appropriate support could have a significant negative impact on the Company’s financial performance.
Governmental Laws and Regulations
The operations of the Company are subject to many Federal, state and local regulations governing health, sanitation, workplace safety, public access, wages and benefits among other things. We are also subject to various privacy and security regulations. Changes to any of these regulations can have a significant adverse impact on the operations of the Company.

Quick Service Restaurant Competition
The quick service restaurant industry in which the Company operates is highly competitive and consumers have many choices other than the Company’s restaurants. Changes in consumer tastes or preferences could have a significant adverse impact on the operations of the Company.
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2. PROPERTIES
The Company leases approximately 6,000 square feet of space for its corporate headquarters in Cleveland, Ohio. The lease expires December 31, 2011 and the rent under the current term is $6,300 per month. The Company also leases space for a regional office in Youngstown, Ohio, which is used to assist in the operation of the KFC, Taco Bell and “2n1” restaurants.
Of the 96 KFC, Taco Bell and “2n1” restaurants, the Company owns the land and building for 56 locations, owns the building and leases the land for 22 locations and leases the land and building for 18 locations. 53 of the owned properties are subject to mortgages. Additionally, the Company leases the land and building for one closed location and owns the land and building for two closed locations which are subject to mortgages, all three of which are leased to an operator of an independent local restaurant concept. Remaining lease terms (including renewal options) range from 1 to 40 years and average approximately 13 years. These leases generally require the Company to pay taxes and utilities, to maintain casualty and liability insurance, and to keep the property in good repair. The Company pays annual rent for each leased KFC, Taco Bell or “2n1” restaurant in amounts ranging from $19,000 to $95,000. In addition, 11 of these leases require payment of additional rentals based on a percentage of gross sales in excess of certain base amounts. Sales for 10 KFC, Taco Bell and “2n1” restaurants exceeded the respective base amounts in fiscal 2008.
The Company believes that its restaurants are generally efficient, well equipped and maintained and in good condition.
ITEM 3. LEGAL PROCEEDINGS
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

Executive Officers of the Company
The Executive Officers and other Officers of the Company are as follows:

Name	Age	Position with Registrant	Officer Since

Executive Officers:

Leonard R. Stein-Sapir	69	Chairman of the Board and Chief Executive Officer	April 1989

James J. Liguori	59	President and Chief Operating Officer	June 1979

Kenneth L. Hignett	61	Senior Vice President- Chief Financial Officer & Secretary	May 1989

Other Officers:

Barton J. Craig	59	Senior Vice President- General Counsel	January 1994

Vincent J. Oddi	65	Vice President- Restaurant Development	September 1979

Ramesh J. Gursahaney	59	Vice President- Operations	January 1991
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

	Price Range
	High	Low

Year ended March 2, 2008:

1st Quarter	$12.90	$11.40
2nd Quarter	12.40	10.95
3rd Quarter	10.99	9.45
4th Quarter	10.95	6.55

Year ended February 25, 2007:

1st Quarter	$5.50	$4.50
2nd Quarter	6.15	4.55
3rd Quarter	7.95	4.55
4th Quarter	12.89	7.67
As of May 14, 2008, the Company had approximately 851 shareholders of record. The Company has paid no dividends since fiscal 1975.
Securities authorized for issuance under equity compensation plans are shown in the table below:

Equity Compensation Plan Information as of March 2, 2008
	Number of	Weighted	Number of shares
	securities to be	average exercise	remaining for
	issued upon	price of	future issuance
	exercise of	outstanding	under equity
Plan Category	outstanding options	options	compensation plans

Equity Compensation plans approved by security holders	7,500	$4.125	149,650
Equity Compensation plans not approved by security holders	62,500	$3.00	350

Total	70,000	$3.121	150,000

Shareholder Return Performance Graph
Set forth below is a line graph comparing the cumulative total return on the Company’s Common Shares, assuming a $100 investment as of March 2, 2003, and based on the market prices at the end of each fiscal year, with the cumulative total return of the Standard & Poor’s Midcap 400 Stock Index and a restaurant peer group index composed of 19 restaurant companies each of which has a market capitalization comparable to that of the Company.
Comparison of Cumulative Five Year Total Return

	2003	2004	2005	2006	2007	2008
MORGANS FOODS INC	100	118	54	294	744	385
S&P MIDCAP 400 INDEX	100	150	169	199	224	206
RESTAURANT PEER GROUP	100	135	148	264	382	378
The companies in the peer group are AM-CH Inc., Avado Brands Inc., Boston Restaurant Assoc. Inc., Brazil Fast Food Corp., Briazz Inc., Chefs International Inc., Creative Host Services Inc., Eateries Inc., Einstein Noah Restaurant Grp, Elmer’s Restaurants Inc., Flanigans Enterprises Inc., Good Times Restaurants Inc., Granite City Food & Brewery, Grill Concepts Inc., Health Express USA Inc., Mexican Restaurants Inc., Star Buffet Inc., Tumbleweed Inc. and Western Sizzlin’ Corp. The restaurant peer group index is weighted based on market capitalization. Some of the companies do not currently exist as independent publicly traded entities but are included in the calculation for the appropriate time periods. The companies included in the peer group index were selected by the Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA
The following selected financial information for each of the five fiscal years in the period ended March 2, 2008, is derived from, and qualified in its entirety by, the consolidated financial statements of the Company. The following selected financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included elsewhere in this report.

	Years Ended
	March 2,	February 25,	February 26,	February 27,	February 29,
$ in thousands	2008	2007	2006	2005	2004
Revenues	$96,318	$91,248	$87,457	$80,960	$81,738
Cost of sales:
Food, paper and beverage	29,524	27,981	27,146	25,222	24,712
Labor and benefits	27,404	24,798	23,186	22,803	22,816
Restaurant operating expenses	24,415	22,765	22,190	21,015	21,320
Depreciation and amortization	2,953	2,950	3,254	3,419	3,518
General and administrative expenses	6,111	5,428	5,133	4,870	5,574
Loss (gain) on restaurant assets	112	5	(715)	574	567

Operating income	5,799	7,321	7,263	3,057	3,231
Net income (loss)	414	3,527	3,437	(2,141)	(1,579)
Basic net income (loss) per comm. sh. (1)	0.14	1.29	1.26	(0.79)	(0.58)
Diluted net income (loss) per comm. sh. (1)	0.14	1.27	1.24	(0.79)	(0.58)
Working capital (deficiency)	(5,335)	(2,403)	(3,178)	(46,048)	(3,999)
Total assets	55,962	52,323	50,751	48,790	52,672
Long-term debt (less current maturities)	35,789	34,445	37,357	—	43,370
Long-term capital lease obligations	1,144	1,299	1,194	368	379
Shareholders’ equity (deficiency)	2,473	1,839	(2,186)	(5,623)	(3,482)

(1)	Computed based upon the basic weighted average number of common shares outstanding during each year, which were 2,911,448 in 2008, 2,738,982 in 2007, 2,718,495 in 2006, 2,718,495 in 2005 and 2,718,441 in 2004 and the diluted weighted average number of common and common equivalent shares outstanding during each year, which were 2,968,654 in 2008, 2,767,478 in 2007, 2,778,524 in 2006, 2,718,495 in 2005and 2,718,441 in 2004.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations
During fiscal 2007 through 2008 the Company operated KFC franchised restaurants, Taco Bell franchised restaurants and various “2n1” restaurants which include the KFC, Taco Bell, Pizza Hut and A&W concepts in the states of Illinois, Missouri, Ohio, Pennsylvania, West Virginia and New York. The average number of restaurants in operation during each fiscal year was 97 in 2008 and 98 in 2007.

Summary of Expenses and Operating Income as a Percentage of Revenues

	2008	2007
Cost of sales:
Food, paper and beverage	30.7%	30.7%
Labor and benefits	28.5%	27.2%
Restaurant operating expenses	25.3%	24.9%
Depreciation and amortization	3.1%	3.2%
General and administrative expenses	6.3%	5.9%
Operating income	6.0%	8.0%
Revenues
Revenue was $96,318,000 in fiscal 2008, an increase of $5,070,000, or 5.6%, compared to fiscal 2007. The $5,070,000 increase in restaurant revenues during fiscal 2008 was due mainly to a 3.3% increase in comparable restaurant revenues, $1,830,000 in revenues for the fifty-third week of the Company’s 2008 fiscal year and $730,000 of additional revenue from a new restaurant. The revenue increases were partially offset by $534,000 of lost revenues due to restaurants being temporarily closed for remodeling during the Company’s very active image enhancement schedule and $635,000 of lost revenue for restaurants permanently closed. The comparable restaurant revenue increase resulted from moderately effective products and promotions from the franchisors.
Revenues for the 17 weeks ended March 2, 2008, were $28,509,000, an increase of $2,687,000 compared to the 16 weeks ended February 25, 2007 primarily resulting from a 3.3% increase in comparable restaurant revenues, $1,830,000 in revenues for the seventeenth week and $434,000 of revenue from a new restaurant. The revenue increases were partially offset by $216,000 of lost revenues due to restaurants being temporarily closed for remodeling during the Company’s very active image enhancement schedule and $170,000 of lost revenue for restaurants permanently closed.
Cost of Sales — Food, Paper and Beverage
Food, paper and beverage costs were $29,524,000, or 30.7% of revenues, in fiscal year 2008 compared to $27,981,000, or 30.7% of revenues, in fiscal year 2007. These results were comparable to the prior year as a percentage of revenues but included significant food waste due to the opening and closing of restaurants for remodeling and higher commodity costs offset by increased efficiency due to higher average restaurant volumes.
For the fourth quarter of fiscal 2008, food, paper and beverage costs increased as a percentage of revenues to 30.9% from 30.0% in the fourth quarter fiscal 2007. The increase of 0.9% was primarily caused by inefficiencies due to the opening and closing of restaurants for remodeling and rising commodity prices.

Cost of Sales — Labor and Benefits
Labor and benefits increased to 28.5% of revenues or $27,404,000 in fiscal 2008 from 27.2% of revenues or $24,798,000 in fiscal 2007 due to minimum wage increases in the Company’s markets as well as labor expended in the Company’s aggressive image enhancement program.
Labor and benefit costs for the fourth quarter of fiscal 2008 increased to 30.9% of revenues or $8,801,000 compared to 29.7% of revenues or $7,668,000 in fiscal 2007. This percentage increase was primarily the result of minimum wage increases, higher benefit costs and labor expended in the Company’s aggressive image enhancement program.
Restaurant Operating Expenses
Restaurant operating expenses increased to 25.3% as a percentage of revenues or $24,415,000 in fiscal 2008 from 24.9% of revenues or $22,765,000 in fiscal 2007. The increase was primarily caused by higher utilities, trash removal and outside services.
Restaurant operating expenses for the fourth quarter of fiscal 2008 increased as a percentage of revenues to 26.0% or $7,399,000 from 25.7% of revenues or $6,626,000 in the year earlier quarter. This increase was primarily the result of higher utility costs.
Depreciation and Amortization
Depreciation and amortization for fiscal 2008 at $2,953,000 was similar to fiscal 2007 at $2,950,000; this result was caused by reductions due to assets becoming fully depreciated, offset by the addition of new assets from the Company’s image enhancement program.
Depreciation and amortization for the fourth quarter of fiscal 2008 was $960,000 compared to $869,000 for the fourth quarter of fiscal 2007. The increase was primarily due to $56,000 of additional expense in the current fiscal quarter from the period containing 17 weeks instead of 16 for the prior year quarter as well as higher depreciation from the increased capital expenditures in the current year.
General and Administrative Expenses
General and administrative expenses increased to $6,111,000, or 6.3% of revenues, in fiscal 2008 from $5,428,000, or 5.9% of revenues, in fiscal 2007 primarily as a result of increases in officers’ salary expense, field administrative salaries expense, bank service charges and health and welfare expense.
For the fourth quarter of fiscal 2008, general and administrative expenses increased to $1,838,000, or 6.4% of revenues, from $1,761,000 or 6.8% of revenues in the fourth quarter of fiscal 2007 primarily because of the extra week in the 2008 period due to the Company’s 53 week year.
Loss on Restaurant Assets
The Company had a loss on restaurant assets of $112,000 in fiscal 2008 compared to $5,000 in fiscal 2007. The fiscal 2008 loss primarily reflects assets disposed of during image enhancement of the Company’s restaurants and a $5,000 charge for asset impairment writedowns.

In the fourth quarter of fiscal 2008 the Company had a loss on restaurant assets of $36,000 compared to $9,000 in the fourth quarter of fiscal 2007 primarily for assets disposed during image enhancement activities.
Operating Income
Operating income in fiscal 2008 decreased to $5,799,000 from $7,321,000 in fiscal 2007 primarily as a result of the items discussed above.
Interest Expense
      Prepayment and Deferred Financing Costs
During the fourth quarter of fiscal 2008 the Company completed the funding of two loan agreements totaling $12,600,000, the proceeds of which were used to retire $10,901,000 of debt before its scheduled maturity. This transaction is described in more detail in Note 5 to the consolidated financial statements. As a result of the early payment, the Company was required to pay prepayment penalties and administrative fees of $1,718,000 and write off $154,000 of deferred financing costs remaining from the origination of the loans in fiscal 2000. The deferred financing costs are a non-cash charge.
      Bank and Capitalized Lease Interest Expense
Interest expense on bank debt and notes payable decreased to $3,472,000 in fiscal 2008 from $3,762,000 in fiscal 2007. The decrease in interest expense for fiscal 2008 was the result of principal payments which reduced the outstanding debt balances. Interest expense from capitalized lease debt increased slightly to $125,000 in fiscal 2008 from $117,000 in fiscal 2007 as a result of the addition of a capitalized lease during the 2008 fiscal year.
Other Income
Other income increased to $433,000 in fiscal 2008 compared to $221,000 in fiscal 2007 primarily due to $230,000 of income earned on temporary investment of available cash balances.
Provision for Income Taxes
The current tax provision consists of federal tax of $47,000 for fiscal 2007 and state and local taxes for fiscal 2008 and 2007 of $14,000 and $117,000, respectively. The deferred tax provision for fiscal 2008 and 2007 is $335,000 and a benefit of $(28,000), respectively, and resulted from a change in the valuation allowance for deferred tax assets offset by an increase in deferred tax liabilities associated with indefinite lived intangible assets for book purposes.
Liquidity and Capital Resources
Cash flow activity for fiscal 2008 and 2007 is presented in the Consolidated Statements of Cash Flows. Cash provided by operating activities was $4,856,000 for the year ended March 2, 2008 compared to $7,114,000 for the year ended February 25, 2007. The decrease in operating cash flow was primarily the result of lower net income partially offset by increases in accounts payable due to longer food vendor payment terms during fiscal 2008. The Company paid long-term bank debt of $13,691,000 in fiscal 2008, including the refinancing of approximately $10,901,000 of existing debt, compared to payments of $3,115,000 in fiscal 2007. Proceeds from the issuance of long-term debt were $15,312,000 during fiscal 2008. Proceeds from stock option exercises were $220,000 in fiscal 2008 compared to $498,000 in fiscal 2007. Capital expenditures in fiscal 2008 were $8,215,000 compared to $2,970,000 in fiscal 2007. This increase is primarily a result of the image enhancement of twenty restaurants and the building of one new KFC/Taco Bell “2n1” which replaced an existing Taco Bell restaurant.
The Company’s debt arrangements require the maintenance of a consolidated fixed charge coverage ratio of 1.2 to 1 regarding all of the Company’s mortgage loans and the maintenance of individual restaurant fixed charge coverage ratios of between 1.2 and 1.5 to 1 on certain of the Company’s mortgage loans. Certain loans also require a funded debt (debt balance plus a calculation based on operating lease payments) to earnings before interest, taxes, depreciation, amortization and rent ratio of 5.5 or less. Fixed charge coverage ratios are calculated by dividing the cash flow before rent and debt service for the previous 12 months by the debt service and rent due in the coming 12 months. The consolidated and individual coverage ratios are computed quarterly. At the end of fiscal 2008, the Company was in compliance with the consolidated fixed charge coverage ratio of 1.2. However, at the end of fiscal 2008 the Company was not in compliance with the individual fixed charge coverage ratio on 21 of its restaurant properties and has obtained waivers with respect to the non-compliance.
Subsequent Events
On May 30, 2008, subsequent to its fiscal year end of March 2, 2008, the Company completed a set of financing transactions involving: 1) the sale leaseback of five of its restaurant properties, 2) equipment debt supported by five additional restaurants and 3) the payment, before their maturity, of nine existing loans secured by certain of the properties. The Company retired approximately $1,532,000 of debt, paid $222,000 of prepayment charges and administrative fees and will write off approximately $31,000 of deferred financing costs associated with the loans being retired early. The Company received approximately $5,182,000 of proceeds from the sale leasebacks, net of origination fees and costs, and approximately $2,970,000 of net proceeds from the equipment loan. The leases are structured as operating leases and have a primary term of 18 years and with annual rent ranging approximately $448,000 to $577,000. The loan has a variable rate based on a spread over LIBOR, a term of five years and an amortization of ten years. The Company will use the proceeds of the transactions for general corporate purposes, including funding of its image enhancement program. No effects of this transaction are included in the Company’s financial statements for the fiscal year ended March 2, 2008.
Market Risk Exposure
Certain of the Company’s debt comprising approximately $12.6 million of principal balance has a variable rate which is adjusted monthly. A one percent increase in variable rate base (90 day LIBOR) of the loans at the beginning of the year would cost the Company approximately $124,000 in additional annual interest costs. The Company may choose to offset all, or a portion of the risk through the use of interest rate swaps. The Company’s remaining borrowings are at fixed interest rates, and accordingly the Company does not have market risk exposure for fluctuations in interest rates relative to those loans. The Company does not enter into derivative financial investments for trading or speculation purposes. Also, the Company is subject to volatility in food costs as a result of market risk and we manage that risk through the use of a franchisee purchasing cooperative which uses longer term purchasing contracts. Our ability to recover increased costs through higher pricing is, at times, limited by the competitive environment in which we operate. The Company believes that its market risk exposure is not material to the Company’s financial position, liquidity or results of operations.
Required Capital Expenditures
The Company is required by its franchise agreements to periodically bring its restaurants up to the franchisors’ required image. This typically involves a new dining room décor and seating package and exterior changes and related items but can, in some cases, require the relocation of the restaurant. If the Company deems a particular image enhancement expenditure to be inadvisable, it has the option to cease operations at that restaurant. Over time, the estimated cost and time deadline for each restaurant may change due to a variety of circumstances and the Company revises its requirements accordingly. Also, significant numbers of restaurants may have image enhancement deadlines that coincide, in which case, the Company will adjust the actual timing of the image enhancements in order to facilitate an orderly construction schedule. During the image enhancement process, each restaurant is closed for one to two weeks, which has a negative impact on the Company’s revenues and operating efficiencies. At the time a restaurant is closed for a required image enhancement, the Company may deem it advisable to make other capital expenditures in addition to those required for the image enhancement.
The franchise agreements with KFC and Taco Bell Corporation require the Company to upgrade and remodel its restaurants to comply with the franchisors’ current standards within agreed upon timeframes. In the case of a restaurant containing two concepts, even though only one is required to be remodeled, additional costs will be incurred because the dual concept restaurant is generally larger and contains more equipment and signage than the single concept restaurant. If a property is of usable size and configuration, the Company can perform an image enhancement to bring the building to the current image of the franchisor. If the property is not large enough to fit a drive-thru or has some other deficiency, the Company would need to relocate the restaurant to another location within the trade area to meet the franchisor’s requirements. In four of the Company’s restaurants, one of the franchisors may have the ability to accelerate the deadline for image enhancements. In order to meet the terms and conditions of the franchise agreements, the Company has the following obligations:

Number of Units	Period	Type	Total (1)	Required (2)	Additional (3)

5	Fiscal 2009	IE	1,760,000	1,560,000	200,000
1	Fiscal 2009	Rebuild	450,000	450,000	—
1	Fiscal 2009	Relo (4)	400,000	400,000	—
1	Fiscal 2010	IE	750,000	750,000	—
18	Fiscal 2011	IE	6,400,000	5,680,000	720,000
1	Fiscal 2011	Relo (4)	1,400,000	1,400,000	—
1	Fiscal 2012	Relo (4)	1,400,000	1,400,000	—
0	Fiscal 2013	IE	—	—	—
1	Fiscal 2014	Rebuild	1,000,000	1,000,000	—
4	Fiscal 2015	Relo (4)	4,000,000	4,000,000	—
1	Fiscal 2016	Relo (4)	500,000	500,000	—
0	Fiscal 2017-2019	IE	—	—	—
5	Fiscal 2020	Relo (4)	7,000,000	7,000,000	—
2	Fiscal 2020	Rebuild	2,000,000	2,000,000	—

41	Total		$27,060,000	$26,140,000	$920,000

(1)	These amounts are based on current construction costs and actual costs may vary.

(2)	These amounts include only the items required to meet the franchisor’s image requirements.

(3)	These amounts are for capital upgrades performed on or which may be performed on the image enhanced restaurants which were or may be deemed by the Company to be advantageous to the operation of the units and which may be done at the time of the image enhancement.

(4)	Relocation of fee owned properties are shown net of expected recovery of capital from the sale of the former location. Relocation of leased properties assumes the capital cost of only equipment because it is not known until each lease is finalized whether the lease will be a capital or operating lease.
Capital expenditures to meet the image requirements of the franchisors and additional capital expenditures on those same restaurants being image enhanced are a large portion of the Company’s annual capital expenditures. However, the Company also has made and may make capital expenditures on restaurant properties not included on the foregoing schedule for upgrades or replacement of capital items appropriate for the continued successful operation of its restaurants. Capital expenditures in the volume and time horizon required by the image enhancement deadlines cannot be financed solely from existing cash balances and existing cashflow and the Company expects that it will have to utilize financing for a portion of the capital expenditures. The Company may use both debt and sale leaseback financing but has no commitments for either.
There can be no assurance that the Company will be able to accomplish the image enhancements and relocations required in the franchise agreements on terms acceptable to the Company. If the Company is unable to meet the requirements of a franchise agreement, the franchisor may choose to extend the time allowed for compliance or may terminate the franchise agreement.
Seasonality
The operations of the Company are affected by seasonal fluctuations. Historically, the Company’s revenues and income have been highest during the summer months with the fourth fiscal quarter representing the slowest period. This seasonality is primarily attributable to weather conditions in the Company’s marketplace, which consists of portions of Ohio, Pennsylvania, Missouri, Illinois, West Virginia and New York. Also, the fourth fiscal quarter the only two holidays for which the Company’s restaurants are closed, contributing to lower sales in the period.
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
New Accounting Standards
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of SFAS No. 157 apply under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those years for financial assets and liabilities, and for fiscal years beginning after November 15, 2008 for nonfinancial assets and liabilities. The Company does not believe that adoption of SFAS No. 157 will have a material impact on its financial position, results of operations or related disclosures.

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
In March 2008, the FASB issued SFAS No. 161 “Disclosure About Derivative Instruments and Hedging Activities-an amendment to FASB Statement 133” (SFAS 161). SFAS 161 requires enhanced disclosures about derivatives and hedging activities and the reasons for using them. SFAS 161 is effective for fiscal years beginning after November 15, 2008, the year beginning March 2, 2009 for the Company. We are currently reviewing the provisions of SFAS 161 to determine any impact for the Company.
In December 2007, the FASB issued SFAS 141R “Business Combinations.” SFAS No. 141R modifies the accounting for business combinations by requiring that acquired assets and assumed liabilities be recorded at fair value, contingent consideration arrangements be recorded at fair value on the date of the acquisition and preacquisition contingencies will generally be accounted for in purchase accounting at fair value. The pronouncement also requires that transaction costs be expensed as incurred, acquired research and development be capitalized as an indefinite-lived intangible asset and the requirements of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” be met at the acquisition date in order to accrue for a restructuring plan in purchase accounting. SFAS No. 141R is required to be adopted prospectively effective for fiscal years beginning after December15, 2008.
Safe Harbor Statements
Portions of this document contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include those identified by such words as “may,” “will,” “expect” “anticipate,” “believe,” “plan” and other similar terminology. The “forward-looking statements” reflect the Company’s current expectations, are based upon data available at the time of the statements and are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed in or implied by such statements. Such risks and uncertainties include both those specific to the Company and general economic and industry factors. Factors specific to the Company include, but are not limited to, its debt covenant compliance, actions that lenders may take with respect to any debt covenant violations, its ability to obtain waivers of any debt covenant violations, its ability to pay all of its current and long-term obligations and those factors described in Part I Item 1.A.(“Risk Factors”).
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Certain of the Company’s debt comprising approximately $12.6 million of principal balance has a variable rate which is adjusted monthly. A one percent increase in the variable rate base (90 day LIBOR) of the loans at the beginning of the year would cost the Company approximately $124,000 in additional annual interest costs. The Company may choose to offset all, or a portion, of the risk through the use of interest rate swaps. The Company’s remaining borrowings are at fixed interest rates, and accordingly the Company does not have market risk exposure for fluctuations in interest rates relative to those loans. The Company does not enter into derivative financial investments for trading or speculation purposes. Also, the Company is subject to volatility in food costs as a result of market risk and we manage that risk through the use of a franchisee purchasing cooperative which uses longer term purchasing contracts. Our ability to recover increased costs through higher pricing is, at times, limited by the competitive environment in which we operate. The Company believes that its market risk exposure is not material to the Company’s financial position, liquidity or results of operations.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
MORGAN’S FOODS, INC.
INDEX TO FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders of
Morgan’s Foods, Inc.
We have audited the accompanying consolidated balance sheets of Morgan’s Foods, Inc. (an Ohio corporation) and subsidiaries (the “Company”) as of March 2, 2008 and February 25, 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Morgan’s Foods, Inc. and subsidiaries as of March 2, 2008 and February 25, 2007, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
/s/ GRANT THORNTON LLP
Cleveland, Ohio
May 30, 2008

MORGAN’S FOODS, INC.
Consolidated Balance Sheets
Years Ended March 2, 2008 and February 25, 2007

	2008	2007
ASSETS
Current assets:
Cash and equivalents	$6,428,000	$7,829,000
Receivables	423,000	345,000
Inventories	755,000	684,000
Prepaid expenses	679,000	600,000

	8,285,000	9,458,000

Property and equipment:
Land	10,798,000	10,462,000
Buildings and improvements	22,588,000	20,200,000
Property under capital leases	1,314,000	1,433,000
Leasehold improvements	10,110,000	7,841,000
Equipment, furniture and fixtures	21,047,000	20,531,000
Construction in progress	1,193,000	1,107,000

	67,050,000	61,574,000
Less accumulated depreciation and amortization	31,620,000	31,104,000

	35,430,000	30,470,000

Other assets	837,000	824,000
Franchise agreements, net	1,417,000	1,519,000
Deferred tax asset	766,000	825,000
Goodwill	9,227,000	9,227,000

	$55,962,000	$52,323,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Long-term debt, current	$3,190,000	$2,913,000
Current maturities of capital lease obligations	34,000	28,000
Accounts payable	5,718,000	4,291,000
Accrued liabilities	4,678,000	4,629,000

	13,620,000	11,861,000

Long-term debt (Note 4)	35,789,000	34,445,000
Long-term capital lease obligations	1,144,000	1,299,000
Other long-term liabilities	1,083,000	1,302,000
Deferred tax liabilities	1,853,000	1,577,000

SHAREHOLDERS’ EQUITY
Preferred shares, 1,000,000 shares authorized, no shares outstanding
Common stock, no par value
Authorized shares — 25,000,000
Issued shares — 2,969,405	30,000	30,000
Treasury shares — 34,410 and 88,410	(81,000)	(131,000)
Capital in excess of stated value	29,344,000	29,174,000
Accumulated deficit	(26,820,000)	(27,234,000)

Total shareholders’ equity	2,473,000	1,839,000

	$55,962,000	$52,323,000

MORGAN’S FOODS, INC.
Consolidated Statements of Operations
Years Ended March 2, 2008, February 25, 2007

	2008	2007
Revenues	$96,318,000	$91,248,000

Cost of sales:
Food, paper and beverage	29,524,000	27,981,000
Labor and benefits	27,404,000	24,798,000
Restaurant operating expenses	24,415,000	22,765,000
Depreciation and amortization	2,953,000	2,950,000
General and administrative expenses	6,111,000	5,428,000
Loss on restaurant assets (Note 2)	112,000	5,000

Operating income	5,799,000	7,321,000
Interest expense:
Prepayment and deferred financing costs	(1,872,000)	—
Bank debt and notes payable	(3,472,000)	(3,762,000)
Capital leases	(125,000)	(117,000)
Other income and expense, net	433,000	221,000

Income before income taxes	763,000	3,663,000
Provision for income taxes (Note 8)	349,000	136,000

Net income	414,000	3,527,000

Basic net income per common share:	$0.14	$1.29

Diluted net income per common share:	$0.14	$1.27

MORGAN’S FOODS, INC.
Consolidated Statements of Shareholders’ Equity
Years Ended March 2, 2008, February 25, 2007

					Capital in		Total
	Common Shares		Treasury Shares		excess of	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	stated value	Deficit	Equity
Balance February 26,2006	2,969,405	$30,000	(250,910)	$(284,000)	$28,829,000	$(30,761,000)	$(2,186,000)
Net income						3,527,000	3,527,000
Exercise of stock options			162,500	153,000	345,000		498,000

Balance February 25,2007	2,969,405	30,000	(88,410)	(131,000)	29,174,000	(27,234,000)	1,839,000
Net income						414,000	414,000
Exercise of stock options			54,000	50,000	170,000		220,000

Balance March 2, 2008	2,969,405	$30,000	(34,410)	$(81,000)	$29,344,000	$(26,820,000)	$2,473,000

MORGAN’S FOODS, INC.
Consolidated Statements of Cash Flows
Years Ended March 2, 2008, February 25, 2007

	2008	2007

Cash flows from operating activities:
Net income	$414,000	$3,527,000
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	2,953,000	2,950,000
Amortization of deferred financing costs	100,000	108,000
Amortization of supply agreement advances (Note 1)	(1,071,000)	(783,000)
Funding from supply agreements (Note 1)	951,000	793,000
Decrease (increase) in deferred tax assets	59,000	(275,000)
Increase in deferred tax liabilities	276,000	246,000
Loss on restaurant assets	112,000	5,000
Changes in assets and liabilities:
Increase in receivables	(78,000)	(13,000)
Increase in inventories	(68,000)	(41,000)
Decrease (increase) in prepaid expenses	(79,000)	256,000
Increase in other assets	(138,000)	(7,000)
Increase (decrease) in accounts payable	1,427,000	(17,000)
Increase (decrease) in accrued liabilities	(2,000)	365,000

Net cash provided by operating activities	4,856,000	7,114,000

Cash flows from investing activities:
Capital expenditures	(8,215,000)	(2,970,000)
Purchase of franchise agreement, net of disposals	(24,000)	(87,000)
Proceeds from sale of fixed assets	178,000	—

Net cash used in investing activities	(8,061,000)	(3,057,000)

Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of financing costs	15,312,000	—
Principal payments on long-term debt	(13,691,000)	(3,115,000)
Principal payments on capital lease obligations	(37,000)	(26,000)
Cash received for exercise of stock options	220,000	498,000

Net cash provided by (used in) financing activities	1,804,000	(2,643,000)

Net change in cash and equivalents	(1,401,000)	1,414,000
Cash and equivalents, beginning balance	7,829,000	6,415,000

Cash and equivalents, ending balance	$6,428,000	$7,829,000

MORGAN’S FOODS, INC.
Notes to Consolidated Financial Statements
March 2, 2008, February 25, 2007
NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.
Description of Business — Morgan’s Foods, Inc. and its subsidiaries (“the Company”) operate 72 KFC restaurants, 6 Taco Bell restaurants, 13 KFC/Taco Bell “2n1” restaurants, 3 Taco Bell/Pizza Hut Express “2n1” restaurants, 1 KFC/Pizza Hut Express “2n1” and 1 KFC/A&W “2n1”, in the states of Illinois, Missouri, Ohio, Pennsylvania, West Virginia and New York. The Company’s fiscal year is a 52-53 week year ending on the Sunday nearest the last day of February.
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
Revenue Recognition — The Company recognizes revenue as customers pay for products at the time of sale. Taxes collected from customers and remitted to governmental agencies, such as sales taxes, are not included in revenue.
Advertising Costs — The Company expenses advertising costs as incurred. Advertising expense was $5,483,000 and $5,165,000 for fiscal years 2008 and 2007, respectively.
Cash and Cash Equivalents — The Company considers all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents.
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
Deferred Financing Costs — Costs related to the acquisition of long-term debt are capitalized and expensed as interest over the term of the related debt. Amortization expense was $100,000 and $108,000 for fiscal years 2008 and 2007, respectively. The balance of deferred financing costs was $685,000 at March 2, 2008 and $644,000 at February 25, 2007 and is included in other assets in the consolidated balance sheets.
Franchise Agreements — Franchise agreements are recorded at cost. Amortization is computed on the straight-line method over the term of the franchise agreement. The Company’s franchise agreements are predominantly 20 years in length.
Goodwill — Goodwill represents the cost of acquisitions in excess of the fair value of identifiable assets. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, goodwill is not amortized, but is subject to assessment for impairment whenever there is an indication of impairment or at least annually as of fiscal year end by applying a fair value based test.
Advance on Supply Agreements — In conjunction with entering into contracts that require the Company to sell exclusively the specified beverage products for the term of the contract, the Company has received advances from the supplier. The Company amortizes advances on supply agreements as a reduction of food, paper and beverage cost of sales over the term of the related contract using the straight-line method. These advances of $345,000 and $467,000 at March 2, 2008 and February 25, 2007, respectively, are included in other long-term liabilities in the consolidated balance sheets net of $787,000 and $613,000 included in accrued liabilities as of such date.
Lease Accounting — Operating lease expense is recognized on the straight-line basis over the term of the lease for those leases with fixed escalations. The difference between the scheduled amounts and the straight-line amounts is accrued. These accruals of $395,000 and $417,000 at March 2, 2008 and February 25, 2007, respectively, are included in other long-term liabilities in the consolidated balance sheets net of $55,000 and $33,000 included in accrued liabilities as of such date.
Income Taxes — The provision for income taxes is based upon income or loss before tax for financial reporting purposes. Deferred tax assets or liabilities are recognized for the expected future tax consequences of temporary differences between the tax basis of assets and liabilities and their carrying values for financial reporting purposes. Deferred tax assets are also recorded for operating loss and tax credit carryforwards. A valuation allowance is recorded to reduce deferred tax assets to the amount more likely than not to be realized in the future, based on an evaluation of historical and projected profitability. Effective February 26, 2007, we adopted FASB Interpretation 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—An Interpretation of Statement of Financial Accounting Standards No. 109.” FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Upon adoption, we determined that the provisions of FIN 48 did not have a material effect on prior financial statements and therefore no change was made to the opening balance of retained earnings. FIN 48 also requires that changes in judgment that result in subsequent recognition, derecognition or change in a measurement of a tax position taken in a prior annual period (including any related interest and penalties) be recognized as a discrete item in the period in which the change occurs. It is the Company’s policy to include any penalties and interest related to income taxes in its income tax provision, however, the Company currently has no penalties or interest related to income taxes. The earliest year that the Company is subject to examination is the fiscal year ended February 27, 2005.
Stock-Based Compensation — In December 2004, the FASB issued SFAS 123R, “Share-Based Payment”. The Company has adopted these provisions effective February 27, 2006 utilizing the modified prospective application method, and has determined that there is no effect on currently outstanding options as all options issued and outstanding at February 27, 2006 were fully vested . To the extent that the Company grants options or other share-based payments after February 26, 2006, SFAS 123R is expected to reduce the operating results of the Company. Had compensation cost for the options granted prior to February 27, 2006 been determined based on their fair values at the grant dates in accordance with the fair value method of SFAS 123R, the Company’s pro forma net income and earnings per share amounts would not have differed materially from the reported amounts. No amounts of share-based employee compensation cost were included in net income, as reported, for any of the periods presented herein. See Note 9 for further discussion.
NOTE 2. LOSS ON RESTAURANT ASSETS
The Company had a loss on restaurant assets of $112,000 in fiscal 2008 compared to $5,000 in fiscal 2007. The fiscal 2008 amount primarily reflects assets disposed of during image enhancement of the Company’s restaurants and a $5,000 charge for asset impairment write downs.
NOTE 3. INTANGIBLE ASSETS
In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill and intangibles with indefinite lives are not subject to amortization, but are subject to assessment for impairment whenever there is an indication of impairment or, at least annually as of the Company’s year end by applying a fair value based test. The Company has five reporting units for the purpose of evaluating goodwill impairment which are based on the geographic market areas of its restaurants. These five reporting units are Youngstown, OH, West Virginia, Pittsburgh, PA, St Louis, MO and Erie, PA. The Company has performed the annual goodwill impairment tests during fiscal 2008 and 2007 and determined that the fair value of each reporting unit was greater than its carrying value at each date.

		Intangible Assets

	As of March 2, 2008		As of February 25, 2007

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Franchise Agreements	$2,489,000	$(1,072,000)	$2,472,000	$(953,000)
Goodwill	10,593,000	(1,366,000)	10,593,000	(1,366,000)

Total	$13,082,000	$(2,438,000)	$13,065,000	$(2,319,000)

The Company’s intangible asset amortization expense relating to its franchise agreements was $151,000 and $146,000 for fiscal 2008 and 2007, respectively. The estimated intangible amortization expense for each of the next five years is $145,000.
The increase in franchise agreements in fiscal 2008 resulted from $49,000 in new agreements offset by the write off of a closed restaurant.
NOTE 4. ACCRUED LIABILITIES
Accrued liabilities consist of the following at March 2, 2008 and February 25, 2007:

	2008	2007

Accrued compensation	$2,277,000	$1,939,000
Accrued taxes other than income taxes	873,000	874,000
Accrued liabilities related to closed restaurants	57,000	53,000
Deferred gain on sale/leaseback	18,000	18,000
Current portion of supply agreement	787,000	613,000
Current portion rent smoothing	55,000	33,000
Other accrued expenses	611,000	1,099,000

	$4,678,000	$4,629,000

NOTE 5. DEBT
Debt consists of the following at March 2, 2008 and February 25, 2007:

	2008	2007
Mortgage debt, interest at 8.3-10.6%, through 2019, collateralized by fifty-eight restaurants having a net book value at March 2, 2008 of $17,326,000	$23,678,000	$37,210,000

Mortgage debt, interest at 7.2-7.3% fixed through 2018 and variable thereafter, collateralized by two restaurants having a net book value at March 2, 2008 of $1,136,000	2,205,000	—

Equipment loan, interest at 7.1% fixed through 2017, collateralized by equipment at one restaurant	428,000	—

Mortgage debt, variable interest of 5.7% at March 2, 2008, amortization to 2028 with a term to 2013 collateralized by ten restaurants having a net book value at March 2, 2008 of $5,371,000	6,250,000	—

Equipment loan, variable interest of 6.5% at March 2, 2008, amortization to 2018 with a term to 2013 collateralized by the equipment at seventeen restaurants	6,350,000	—

Equipment loan from franchisor for proprietary equipment, variable interest of 5.69% at March 2, 2008 through 2010	68,000	—

Equipment loans, interest at 9.9-11.1% through October 2007 collateralized by equipment at several restaurants	—	148,000

	38,979,000	37,358,000
Less long term debt, current	3,190,000	2,913,000

	$35,789,000	$34,445,000

The combined aggregate amounts of scheduled future maturities for all long-term debt as of March 2, 2008:

2009	$3,190,000
2010	3,354,000
2011	3,590,000
2012	3,789,000
2013	11,539,000
Later years	13,517,000

$38,979,000

The Company paid interest relating to long-term debt of approximately $3,436,000 and $3,654,000 in fiscal 2008 and 2007, respectively.
During the third quarter of fiscal 2008, the Company incurred new mortgage and equipment loan financing for the purpose of building a new KFC/Taco Bell “2n1” and financing certain image enhancement expenditures. The loans consisted of mortgage loans secured by the new restaurant and one of the Company’s existing fee owned properties and an equipment loan secured by the equipment of the new restaurant. The mortgage loans have terms of twenty years and a fixed interest rate of 7.3% and the equipment loan has a term of ten years and a fixed interest rate of 7.1%.
Also, on December 31, 2007 the Company completed the funding of two loan agreements totaling $12,600,000. The agreement for $6,250,000 is secured by ten of the Company’s fee owned sites, has an amortization period of twenty years, a term of five years and a variable interest rate beginning at approximately 7.5% (5.7% at the end of fiscal 2008) which is adjusted monthly. The agreement for $6,350,000 is secured by other assets, including equipment, of seventeen of the Company’s restaurant sites, has an amortization period of ten years, a term of five years and a variable interest rate beginning at approximately 8.2% (6.5% at the end of fiscal 2008) which is adjusted monthly. Both of the loans require the maintenance of a consolidated fixed charge coverage ratio of 1.2 and a funded debt (debt balance plus a calculation based on operating lease payments) to EBITDAR ratio of 5.5, contain cross default and cross collateralization provisions and do not contain either individual restaurant fixed charge ratio requirements or provisions for prepayment penalties beyond the second year. The proceeds of the loans were used to extinguish twenty-five loan agreements held by another lender before their scheduled maturity. These loans were secured by seventeen of the Company’s restaurant properties, had a combined principal balance of approximately $10,900,000, prepayment fees of $1,650,000 and other fees of $68,000. The loans were originated during the Company’s 2000 and 2001 fiscal years, had terms of 15 to 20 years and fixed interest rates between 9.49% and 10.25%. The agreements also required the maintenance of a consolidated fixed charge coverage ratio of 1.2 and individual restaurant fixed charge coverage ratios of 1.4 and contained cross default and cross collateralization provisions.
The Company’s debt arrangements require the maintenance of a consolidated fixed charge coverage ratio of 1.2 to 1 regarding all of the Company’s mortgage loans and the maintenance of individual restaurant fixed charge coverage ratios of between 1.2 and 1.5 to 1 on certain of the Company’s mortgage loans. Fixed charge coverage ratios are calculated by dividing the cash flow before rent and debt service for the previous 12 months by the debt service and rent due in the coming 12 months. The consolidated and individual coverage ratios are computed quarterly. At the end of fiscal 2008, the Company was in compliance with the consolidated fixed charge coverage ratio of 1.2. However, at the end of fiscal 2008 the Company was not in compliance with the individual fixed charge coverage ratio on 21 of its restaurant properties and has obtained waivers of these violations.
NOTE 6. LEASE OBLIGATIONS AND OTHER COMMITMENTS
Property under capital leases at March 2, 2008 and February 25, 2007 are as follows:

	2008	2007
Leased property:
Buildings and land	$1,298,000	$1,417,000
Equipment, furniture and fixtures	16,000	16,000

Total	1,314,000	1,433,000
Less accumulated amortization	351,000	269,000

	$963,000	$1,164,000

In fiscal 2007, the Company entered into a 20 year land and building lease with four renewal options of five years each. The building portion of the lease was recorded as a capital lease with a value of $119,000 (representing a non-cash financing and investing activity) and an interest rate of 9.45%. During fiscal 2008, both the landlord and the Company added image enhancement capital, and the lease was modified. As of March 2, 2008 the lease became an operating lease and was removed from the capital lease assets. On September 20, 2006, the Company entered into a 5 year equipment lease with purchase option at the end of the lease. The lease was recorded as a capital lease with a value of $16,000 (representing a non-cash financing and investing activity) and an interest rate of 8.00%.
Amortization of leased property under capital leases was $89,000 and $81,000 in fiscal 2008 and 2007, respectively.
Related obligations under capital leases at March 2, 2008 and February 25, 2007 are as follows:

	2008	2007

Capital lease obligations	$1,178,000	$1,327,000
Less current maturities	34,000	28,000

Long-term capital lease obligations	$1,144,000	$1,299,000

The Company paid interest of approximately $125,000 and $117,000 relating to capital lease obligations in fiscal 2008 and 2007, respectively.

Future minimum rental payments to be made under capital leases at March 2, 2008 are as follows:

2009	$146,000
2010	147,000
2011	148,000
2012	147,000
2013	144,000
Later years	1,569,000

2,301,000
Less amount representing interest at 10%	1,123,000

Total obligations under capital leases	$1,178,000

The Company’s operating leases for restaurant land and buildings are noncancellable and expire on various dates through 2027. The leases have renewal options ranging from 1 to 40 years. Certain restaurant land and building leases require the payment of additional rent equal to an amount by which a percentage of annual sales exceeds annual minimum rentals. Total contingent rentals were $118,000 and $131,000 in fiscal 2008 and 2007, respectively. Future noncancellable minimum rental payments under operating leases at March 2, 2008 are as follows: 2009 — $1,895,000; 2010 - $1,615,000; 2011 — $1,422,000; 2012 — $1,277,000; 2013 — $1,024,000 and an aggregate $4,605,000 for the years thereafter. Rental expense for all operating leases was $2,126,000 and $2,154,000 for fiscal 2008 and 2007, respectively, and is included in restaurant operating expenses in the consolidated statements of operations.
For KFC products, the Company is required to pay royalties of 4% of gross revenues and to expend an additional 5.5% of gross revenues on national and local advertising pursuant to its franchise agreements. For Taco Bell products in KFC/Taco “2n1” restaurants operated under license agreements from Taco Bell Corporation and franchise agreements from KFC Corporation, the Company is required to pay royalties of 10% of Taco Bell gross revenues and to make advertising fund contributions of 1/2% of Taco Bell gross revenues. For Taco Bell product sales in restaurants operated under Taco Bell franchises the Company is required to pay royalties of 5.5% of gross revenues and to expend an additional 4.5% of gross revenues on national and local advertising. For Pizza Hut products in Taco Bell/Pizza Hut Express “2n1” restaurants the Company is required to pay royalties of 5.5% of Pizza Hut gross revenues and to expend an additional 4.5% of Pizza Hut gross revenues on national and local advertising. For A&W products in “2n1” restaurants the Company is required to pay royalties of 7% of A&W gross revenues and to expend an additional 4% of A&W gross revenues on national and local advertising. Total royalties and advertising, which are included in the consolidated statements of operations as part of restaurant operating expenses, were $9,569,000 and $9,005,000 in fiscal 2008 and 2007, respectively.
The Company is required by its franchise agreements to periodically bring its restaurants up to the franchisors’ required image. This typically involves a new dining room décor and seating package and exterior changes and related items but can, in some cases, require the relocation of the restaurant. If the Company deems a particular image enhancement expenditure to be inadvisable, it has the option to cease operations at that restaurant. Over time, the estimated cost and time deadline for each restaurant may change due to a variety of circumstances and the Company revises its requirements accordingly. Also, significant numbers of restaurants may have image enhancement deadlines that coincide, in which case, the Company will adjust the actual timing of the image enhancements in order to facilitate an orderly construction schedule. During the image enhancement process, each restaurant is closed for one to two weeks, which has a negative impact on the Company’s revenues and operating efficiencies. At the time a restaurant is closed for a required image enhancement, the Company may deem it advisable to make other capital expenditures in addition to those required for the image enhancement.
The franchise agreements with KFC and Taco Bell Corporation require the Company to upgrade and remodel its restaurants to comply with the franchisors’ current standards within agreed upon timeframes. In the case of a restaurant containing two concepts, even though only one is required to be remodeled, additional costs will be incurred because the dual concept restaurant is generally larger and contains more equipment and signage than the single concept restaurant. If a property is of usable size and configuration, the Company can perform an image enhancement to bring the building to the current image of the franchisor. If the property is not large enough to fit a drive-thru or has some other deficiency, the Company would need to relocate the restaurant to another location within the trade area to meet the franchisor’s requirements. In four of the Company’s restaurants, one of the franchisors may have the ability to accelerate the deadline for image enhancements. In order to meet the terms and conditions of the franchise agreements, the Company has the following obligations:

Number of Units	Period	Type	Total (1)	Required (2)	Additional (3)

5	Fiscal 2009	IE	1,760,000	1,560,000	200,000
1	Fiscal 2009	Rebuild	450,000	450,000	—
1	Fiscal 2009	Relo (4)	400,000	400,000	—
1	Fiscal 2010	IE	750,000	750,000	—
18	Fiscal 2011	IE	6,400,000	5,680,000	720,000
1	Fiscal 2011	Relo (4)	1,400,000	1,400,000	—
1	Fiscal 2012	Relo (4)	1,400,000	1,400,000	—
0	Fiscal 2013	IE	—	—	—
1	Fiscal 2014	Rebuild	1,000,000	1,000,000	—
4	Fiscal 2015	Relo (4)	4,000,000	4,000,000	—
1	Fiscal 2016	Relo (4)	500,000	500,000	—
0	Fiscal 2017-2019	IE	—	—	—
5	Fiscal 2020	Relo (4)	7,000,000	7,000,000	—
2	Fiscal 2020	Rebuild	2,000,000	2,000,000	—

41	Total		$27,060,000	$26,140,000	$920,000

(1) These amounts are based on current construction costs and actual costs may vary.
(2) These amounts include only the items required to meet the franchisor’s image requirements.
(3) These amounts are for capital upgrades performed on or which may be performed on the image enhanced restaurants which were or may be deemed by the Company to be advantageous to the operation of the units and which may be done at the time of the image enhancement.
(4) Relocation of fee owned properties are shown net of expected recovery of capital from the sale of the former location. Relocation of leased properties assumes the capital cost of only equipment because it is not known until each lease is finalized whether the lease will be a capital or operating lease.
Capital expenditures to meet the image requirements of the franchisors and additional capital expenditures on those same restaurants being image enhanced are a large portion of the Company’s annual capital expenditures. However, the Company also has made and may make capital expenditures on restaurant properties not included on the foregoing schedule for upgrades or replacement of capital items appropriate for the continued successful operation of its restaurants. Capital expenditures in the volume and time horizon required by the image enhancement deadlines cannot be financed solely from existing cash balances and existing cashflow and the Company expects that it will have to utilize financing for a portion of the capital expenditures. The Company may use both debt and sale leaseback financing but has no commitments for either except for the financing completed subsequent to the end of the fiscal year.
There can be no assurance that the Company will be able to accomplish the image enhancements and relocations required in the franchise agreements on terms acceptable to the Company. If the Company is unable to meet the requirements of a franchise agreement, the franchisor may choose to extend the time allowed for compliance or may terminate the franchise agreement.
NOTE 7. NET INCOME PER COMMON SHARE
Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period which totaled 2,911,448 and 2,738,982 for fiscal 2008 and 2007, respectively. Diluted net income per common share is based on the combined weighted average number of shares and dilutive stock options outstanding during the period which totaled 2,968,654 and 2,767,478 for fiscal 2008 and 2007, respectively. In computing diluted net income per common share, the Company has utilized the treasury stock method.
NOTE 8. INCOME TAXES
The current tax provision consists of federal tax of $47,000 for fiscal 2007 and state and local taxes for fiscal 2008 and 2007 of $14,000 and $117,000, respectively. The deferred tax provision for fiscal 2008 and 2007 is $335,000 and a benefit of $(28,000), respectively and resulted from a change in the valuation allowance for deferred tax assets offset by an increase in deferred tax liabilities associated with indefinite lived intangible assets for book purposes.
A reconciliation of the provision for income taxes and income taxes calculated at the statutory tax rate of 34% is as follows:

	2008	2007
Tax provision at statutory rate	$260,000	$1,237,000
State and local taxes, net of federal benefit	9,000	80,000
Deferred tax provision-change in valuation allowance	11,000	(1,451,000)
Deferred tax provision-change in deferred state and local income taxes	42,000	191,000
Other	27,000	79,000

	$349,000	$136,000

The components of deferred tax assets (liabilities) at March 2, 2008 and February 25, 2007 are as follows:

	2008	2007
Operating loss carryforwards	$1,113,000	$974,000
Tax credit carryforwards	171,000	173,000
Property and equipment	2,595,000	2,683,000
Deferred gain on sale/leaseback	121,000	128,000
Accrued expenses not currently deductible	868,000	889,000
Prepaid expenses	(168,000)	(158,000)
Inventory valuation	7,000	6,000

	2008	2007
Advance payments	182,000	230,000
Intangible assets	(92,000)	(80,000)
Deferred tax asset valuation allowance	(4,031,000)	(4,020,000)

Net deferred tax asset	$766,000	$825,000
Deferred tax liabilities associated with indefinite lived assets	(1,853,000)	(1,577,000)

Net total deferred taxes	$(1,087,000)	$(752,000)

The valuation allowance increased $11,000 and decreased $1,451,000 during fiscal years 2008 and 2007, respectively, principally due to the utilization of operating loss carryforwards in 2007 and from a change in judgment regarding the realizability of deferred tax assets.
At March 2, 2008, the Company has net operating loss carryforwards which, if not utilized, will expire as follows:

2023	$720,000
2024	383,000
2025	1,481,000
2028	699,000

Total	$3,283,000
The net operating loss carryforwards include $438,000 attributable to stock options exercised where the tax benefit has not yet been realized. The tax benefit of $171,000 will be credited to equity if realized. The Company also has alternative minimum tax net operating loss carryforwards of $2,133,000 that will expire, if not utilized, in varying amounts through fiscal 2028. These carryforwards are available to offset up to 90% of alternative minimum taxable income that would otherwise be taxable. As of March 2, 2008, the Company has alternative minimum tax credit carryforwards of $171,000.
In connection with the provisions of FIN 48, the Company has analyzed its filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The earliest year that the Company is subject to federal and state examination is the fiscal year ended March 2, 2003.
     Upon adopting the provisions of FIN 48, the Company believed that its income tax filing positions and deductions would be sustained on audit and did not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions were recorded and the Company did not record a cumulative effect adjustment related to the adoption of FIN 48. In addition, the Company has not recorded a reserve related to FIN 48 during fiscal year 2008 and does not expect a material change in the next 12 months of unrecognized tax benefits. There are also no amounts that if recognized would affect the Company’s annual effective tax rate.
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
At the Company’s annual meeting on June 25, 1999 the shareholders approved the Key Employees Stock Option Plan. This plan allows the granting of options covering 291,000 shares of stock and has essentially the same provisions as the Stock Option Plan for Executives and Managers which was discussed above. Options for 129,850 shares were granted to executives and managers of the Company on January 7, 2000 at an exercise price of $3.00. Options for 11,500 shares were granted to executives on April 27, 2001 at an exercise price of $.85. As of March 2, 2008, options for 150,000 shares were available for grant under both plans.
Prior to February 27, 2006, the Company applied APB No. 25 and related interpretations in accounting for its option grants for employees. Accordingly, no compensation cost has been recognized for options granted as the options were granted at fair market value at the date of grant. As all options issued and outstanding at February 26, 2006 were fully vested there is no unrecognized compensation cost. See Note 1. for discussion of the adoption of SFAS 123R “Share-Based Payment” effective February 27, 2006.
No options were granted during fiscal years 2008 or 2007. During fiscal 2008 options covering 54,000 shares were exercised at various prices. During fiscal 2007 options covering 162,500 shares were exercised at various prices. As of March 2, 2008, there were 70,000 options outstanding and exercisable at a weighted average exercise price of $4.00 per share. At February 25, 2007, there were 124,000 options outstanding and exercisable at a weighted average exercise price of $4.03 per share.
The following table summarizes information about stock options outstanding at March 2, 2008:

	Number	Average	Number of Shares
	Outstanding at	Remaining	Exercisable at
Exercise Prices	March 2, 2008	Life	March 2, 2008

$3.000	7,500	1.9	7,500
$4.125	62,500	1.1	62,500

	70,000	1.2	70,000
On April 8, 1999, the Company adopted a Shareholder Rights Plan in which the Board of Directors declared a distribution of one Right for each of the Company’s outstanding Common Shares. Each Right entitles the holder to purchase from the Company one one-thousandth of a Series A Preferred Share (a “Preferred Share”) at a purchase price of $30.00 per Right, subject to adjustment. One one-thousandth of a Preferred Share is intended to be approximately the economic equivalent of one Common Share. During fiscal 2008 the Board of Directors voted to extend the term of its Shareholder Rights Plan to April 7, 2014 and to make several technical amendments to the Plan. Previously the Plan had an expiration date of April 7, 2009. The Rights will expire on April 7, 2014, unless redeemed by the Company as described below.
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
NOTE 10. 401(k) RETIREMENT PLAN
The Company has a 401(k) Retirement Plan in which employees age 21 or older are eligible to participate. The Company makes a 30% matching contribution on employee contributions of up to 6% of their salary. During fiscal 2008 and 2007, the Company incurred $90,000 and $91,000, respectively, in expenses for matching contributions to the plan.
NOTE 11. FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company’s debt is reported at historical cost, based upon stated interest rates which represented market rates at the time of borrowing. Due to subsequent declines in credit quality throughout the restaurant industry resulting from weak and volatile operating performance and related declines in restaurant values, the market for fixed rate mortgage debt for restaurant financing is currently extremely limited. The Company’s debt is not publicly traded and there are few lenders or financing transactions for similar debt in the marketplace at this time. Consequently, management has not been able to identify a market for fixed rate restaurant mortgage debt with a similar risk profile, and has concluded that it is not practicable to estimate the fair value of the Company’s debt as of March 2, 2008.
NOTE 12. NEW ACCOUNTING STANDARDS
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of SFAS No. 157 apply under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those years for financial assets and liabilities, and for fiscal years beginning after November 15, 2008 for nonfinancial assets and liabilities. The Company does not believe that adoption of SFAS No. 157 will have a material impact on its financial position, results of operations or related disclosures.
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
In March 2008, the FASB issued SFAS No. 161 “Disclosure About Derivative Instruments and Hedging Activities-an amendment to FASB Statement 133” (SFAS 161). SFAS 161 requires enhanced disclosures about derivatives and hedging activities and the reasons for using them. SFAS 161 is effective for fiscal years beginning after November 15, 2008, the year beginning March 2, 2009 for the Company. We are currently reviewing the provisions of SFAS 161 to determine any impact for the Company.
In December 2007, the FASB issued SFAS 141R “Business Combinations.” SFAS No. 141R modifies the accounting for business combinations by requiring that acquired assets and assumed liabilities be recorded at fair value, contingent consideration arrangements be recorded at fair value on the date of the acquisition and preacquisition contingencies will generally be accounted for in purchase accounting at fair value. The pronouncement also requires that transaction costs be expensed as incurred, acquired research and development be capitalized as an indefinite-lived intangible asset and the requirements of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” be met at the acquisition date in order to accrue for a restructuring plan in purchase accounting. SFAS No. 141R is required to be adopted prospectively effective for fiscal years beginning after December15, 2008.

NOTE 13. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Fiscal 2008 Quarter Ended
	May 20,	August 12,	November 4,	March 2,
	2007	2007	2007	2008

Revenues	$22,650,000	$22,877,000	$22,282,000	$28,509,000
Operating costs and expenses, net	20,581,000	20,949,000	21,162,000	27,827,000
Operating income	2,069,000	1,928,000	1,120,000	682,000
Net income (loss)	830,000	870,000	161,000	(1,447,000)
Basic net income per share	0.29	0.30	0.05	(0.50)
Fully diluted net income per share	0.28	0.29	0.05	(0.49)

	Fiscal 2007 Quarter Ended
	May 21,	August 13,	November 5,	February 25,
	2006	2006	2006	2007

Revenues	$21,101,000	$22,543,000	$21,782,000	$25,822,000
Operating costs and expenses, net	19,198,000	20,272,000	19,792,000	24,665,000
Operating income	1,903,000	2,271,000	1,990,000	1,157,000
Net income	899,000	1,289,000	1,002,000	337,000
Basic net income per share	0.33	0.47	0.37	0.12
Fully diluted net income per share	0.32	0.46	0.35	0.12
NOTE 14. SUBSEQUENT EVENTS
On May 30, 2008, subsequent to its fiscal year end of March 2, 2008, the Company completed a set of financing transactions involving: 1) the sale leaseback of five of its restaurant properties, 2) equipment debt supported by five additional restaurants and 3) the payment, before their maturity, of nine existing loans secured by certain of the properties. The Company retired approximately $1,532,000 of debt, paid $222,000 of prepayment charges and administrative fees and will write off approximately $31,000 of deferred financing costs associated with the loans being retired early. The Company received approximately $5,182,000 of proceeds from the sale leasebacks, net of origination fees and costs, and approximately $2,970,000 of net proceeds from the equipment loan. The leases are structured as operating leases and have a primary term of 18 years and with annual rent ranging approximately $448,000 to $577,000. The loan has a variable rate based on a spread over LIBOR, a term of five years and an amortization of ten years. The Company will use the proceeds of the transactions for general corporate purposes, including funding of its image enhancement program. No effects of this transaction are included in the Company’s financial statements for the fiscal year ended March 2, 2008.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) carried out an evaluation, which included inquiries made to certain other of our employees, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 2, 2008.

Changes in Internal Control Over Financial Reporting
The CEO and CFO also have concluded that in the fourth quarter of the fiscal year ended March 2, 2008, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected, of are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). In evaluating the Company’s internal control over financial reporting, management has adopted the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring organizations of the Treadway Commission. Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 2, 2008. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management has concluded that our internal control over financial reporting was effective as of March 2, 2008.
The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and directors regarding the reliability of financial reporting and the preparation of financial statements for the external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements. However, because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. The Company’s evaluation of effectiveness of internal control over financial reporting was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only this report.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information on Directors of the Company is incorporated herein by reference to the definitive Proxy Statement to security holders for the 2008 annual meeting to be filed with the Securities and Exchange Commission on or before June 27, 2008.
Information regarding the Executive Officers of the Company is reported in a separate section captioned “Executive Officers of the Company” included in Part I hereof.
ITEM 11. EXECUTIVE COMPENSATION
Information on executive compensation is incorporated herein by reference to the definitive Proxy Statement to security holders for the 2008 annual meeting to be filed with the Securities and Exchange Commission on or before June 27, 2008.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
Information on security ownership of certain beneficial owners, officers and directors is incorporated herein by reference to the definitive Proxy Statement to security holders for the 2008 annual meeting to be filed with the Securities and Exchange Commission on or before June 27, 2008.
ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information on certain relationships and related transactions is incorporated herein by reference to the definitive Proxy Statement to security holders for the 2008 annual meeting to be filed with the Securities and Exchange Commission on or before June 27, 2008.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information on Principal accountant fees and services is incorporated herein by reference to the definitive Proxy Statement to security holders for the 2008 annual meeting to be filed with the Securities and Exchange Commission on or before June 27, 2008.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Financial Statements and Financial Statement Schedules.
All schedules normally required by Form 10-K are not required under the related instructions or are inapplicable, and therefore are not presented.
The Financial Statements and Financial Statement Schedules listed on the accompanying Index to Financial Statements and Financial Statement Schedules are filed as part of this Annual Report on Form 10-K.
(b) Exhibits.
The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report on Form 10-K.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Morgan’s Foods, Inc.
Dated: June 2, 2008	By:	/s/ Leonard R. Stein-Sapir
Leonard R. Stein-Sapir
Chairman of the Board, Chief Executive Officer & Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Leonard R. Stein-Sapir	By:	/s/ Lawrence S. Dolin

	Leonard R. Stein-Sapir		Lawrence S. Dolin
	Chairman of the Board,		Director
	Chief Executive Officer & Director		Dated: June 2, 2008
Dated: June 2, 2008

By:	/s/ James J. Liguori	By:	/s/ Bahman Guyuron

	James J. Liguori		Bahman Guyuron
	Director, President &		Director
	Chief Operating Officer		Dated: June 2, 2008
Dated: June 2, 2008

By:	/s/ Kenneth L. Hignett	By:	/s/ Steven S. Kaufman

	Kenneth L. Hignett		Steven S. Kaufman
	Director, Senior Vice President,		Director
	Chief Financial Officer & Secretary		Dated: June 2, 2008
Dated: June 2, 2008

		By:	/s/ Bernard Lerner

Bernard Lerner
Director
Dated: June 2, 2008

INDEX TO EXHIBITS

Exhibit
Number	Exhibit Description

3.1	Amended Articles of Incorporation, as amended (1)

3.2	Amended Code of Regulations (1)

4.1	Specimen Certificate for Common Shares (2)

4.2	Shareholder Rights Plan (3)

4.3	Amendment to Shareholder Rights Agreement (9)

10.1	Specimen KFC Franchise Agreements (4)

10.2	Specimen Taco Bell Franchise Agreement (5)

10.3	Executive and Manager Nonqualified Stock Option Plan (6)

10.4	Key Employee Nonqualified Stock Option Plan (6)

10.6	Form Mortgage Loan Agreement with Captec Financial Group, Inc. (7)

14	Code of Ethics for Senior Financial Officers (8)

19	Form of Indemnification Contract between Registrant and its Officers and Directors (6)

21	Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm — Grant Thornton LLP

31.1	Certification of the Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Senior Vice President, Chief Financial Officer & Secretary pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chairman of the Board and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Senior Vice President, Chief Financial Officer and Secretary pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to Registrant’s Form 10-K for the 1992 fiscal year and incorporated herein by reference.

(2)	Filed as an exhibit to the Registrant’s Registration Statement (No. 33-35772) on Form S-2 and incorporated herein by reference.

(3)	Filed as an exhibit to the Registrant’s Form 8-A dated May 7, 1999 and incorporated herein by reference.

(4)	Filed as an exhibit to the Registrant’s Registration Statement (No. 2-78035) on Form S-1 and incorporated herein by reference.

(5)	Filed as an exhibit to Registrant’s Form 10-K for the 2000 fiscal year and incorporated herein by reference.

(6)	Filed as an exhibit to the Registrant’s Form S-8 filed November 17, 1999 and incorporated herein by reference.

(7)	Filed as an exhibit to the Registrant’s Form 10-K for the 1996 fiscal year and incorporated herein by reference.

(8)	Filed as an exhibit to the Registrant’s Form 10-K for the 2004 fiscal year and incorporated herein by reference.

(9)	Filed as an exhibit to the Registrant’s Form 8-A/A filed June 9, 2003 and incorporated herein by reference