Form 10-Q
period 2008-05-25
MORGANS FOODS INC
filed 2008-07-09
CIK 68145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended May 25, 2008
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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
As of July 7, 2008, the issuer had 2,934,995 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
MORGAN’S FOODS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Quarter Ended
	May 25, 2008	May 20, 2007

Revenues	$21,753,000	$22,650,000

Cost of sales:
Food, paper and beverage	6,964,000	6,939,000
Labor and benefits	6,238,000	6,051,000
Restaurant operating expenses	5,487,000	5,573,000
Depreciation and amortization	773,000	654,000
General and administrative expenses	1,350,000	1,380,000
Loss (gain) on restaurant assets	5,000	(16,000)

Operating income	936,000	2,069,000
Interest expense:
Bank debt and notes payable	824,000	847,000
Capital leases	26,000	29,000
Other income and expense, net	(90,000)	(44,000)

Income before income taxes	176,000	1,237,000
Provision for income taxes	82,000	407,000

Net income	94,000	830,000

Basic net income per common share:	$0.03	$0.29

Diluted net income per common share:	$0.03	$0.28

Basic weighted average number of shares outstanding	2,934,995	2,880,995
Diluted weighted average number of shares outstanding	2,957,896	2,964,527
See notes to these consolidated financial statements.

MORGAN’S FOODS, INC.
CONSOLIDATED BALANCE SHEETS

	May 25,	March 02,
	2008	2008
	(UNAUDITED)	(AUDITED)
ASSETS
Current assets:
Cash and equivalents	$3,167,000	$6,428,000
Receivables	350,000	423,000
Inventories	793,000	755,000
Prepaid expenses	800,000	679,000

	5,110,000	8,285,000

Property and equipment:
Land	10,798,000	10,798,000
Buildings and improvements	23,903,000	22,588,000
Property under capital leases	1,314,000	1,314,000
Leasehold improvements	10,870,000	10,110,000
Equipment, furniture and fixtures	20,661,000	21,047,000
Construction in progress	584,000	1,193,000

	68,130,000	67,050,000
Less accumulated depreciation and amortization	31,254,000	31,620,000

	36,876,000	35,430,000

Other assets	810,000	837,000
Franchise agreements, net	1,389,000	1,417,000
Deferred tax asset	730,000	766,000
Goodwill	9,227,000	9,227,000

	$54,142,000	$55,962,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Long-term debt, current	3,260,000	$3,190,000
Current maturities of capital lease obligations	35,000	34,000
Accounts payable	5,236,000	5,718,000
Accrued liabilities	4,030,000	4,678,000

	12,561,000	13,620,000

Deferred tax liabilities	1,885,000	1,853,000
Long-term debt	34,915,000	35,789,000
Long-term capital lease obligations	1,136,000	1,144,000
Other long-term liabilities	1,078,000	1,083,000

SHAREHOLDERS’ EQUITY
Preferred shares, 1,000,000 shares authorized, no shares outstanding
Common stock, no par value
Authorized shares — 25,000,000
Issued shares — 2,969,405	30,000	30,000
Treasury shares — 34,410	(81,000)	(81,000)
Capital in excess of stated value	29,344,000	29,344,000
Accumulated deficit	(26,726,000)	(26,820,000)

Total shareholders’ equity	2,567,000	2,473,000

	$54,142,000	$55,962,000

See notes to these consolidated financial statements.

MORGAN’S FOODS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

					Capital in		Total
	Common Shares		Treasury Shares		excess of	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	stated value	Deficit	Equity

Balance March 2, 2008	2,969,405	$30,000	(34,410)	$(81,000)	$29,344,000	$(26,820,000)	$2,473,000
Net income						94,000	94,000

Balance May 25, 2008	2,969,405	$30,000	(34,410)	$(81,000)	$29,344,000	$(26,726,000)	$2,567,000

See notes to these consolidated financial statements.

MORGAN’S FOODS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Quarter Ended
	May 25, 2008	May 20, 2007
Cash flows from operating activities:
Net income	$94,000	$830,000
Adjustments to reconcile to net cash provided by (used in) operating activities:
Depreciation and amortization	773,000	654,000
Amortization of deferred financing costs	27,000	24,000
Amortization of supply agreement advances	(242,000)	(226,000)
Funding from supply agreements	37,000	60,000
Decrease in deferred tax assets	36,000	201,000
Increase in deferred tax liabilities	32,000	102,000
Loss (gain) on restaurant assets	5,000	(16,000)
Changes in assets and liabilities:
Decrease in receivables	73,000	65,000
Increase in inventories	(38,000)	(57,000)
Decrease (increase) in prepaid expenses	(121,000)	77,000
Increase (decrease) in accounts payable	(482,000)	468,000
Increase (decrease) in accrued liabilities	(431,000)	93,000

Net cash provided by (used in) operating activities	(237,000)	2,275,000

Cash flows from investing activities:
Capital expenditures	(2,213,000)	(735,000)

Net cash used in investing activities	(2,213,000)	(735,000)

Cash flows from financing activities:
Principal payments on long-term debt	(804,000)	(747,000)
Principal payments on capital lease obligations	(7,000)	(7,000)

Net cash used in financing activities	(811,000)	(754,000)

Net change in cash and equivalents	(3,261,000)	786,000
Cash and equivalents, beginning balance	6,428,000	7,829,000

Cash and equivalents, ending balance	$3,167,000	$8,615,000

Interest paid was $859,000 and $871,000 in the first 12 weeks of fiscal 2009 and 2008 respectively
Cash payments for income taxes were $1,000 and $123,000 in the first 12 weeks of fiscal 2009 and 2008 respectively
See notes to these consolidated financial statements.

MORGAN’S FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS
The interim consolidated financial statements of Morgan’s Foods, Inc. (“the Company”) have been prepared without audit. In the opinion of Company management, all adjustments have been included. Unless otherwise disclosed, all adjustments consist only of normal recurring adjustments necessary for a fair statement of results of operations for the interim periods. These unaudited financial statements have been prepared using the same accounting principles that were used in preparation of the Company’s annual report on Form 10-K for the year ended March 2, 2008. Certain prior period amounts have been reclassified to conform to current period presentations. The results of operations for the quarter ended May 25, 2008 are not necessarily indicative of the results to be expected for the full year. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the fiscal year ended March 2, 2008.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of SFAS No. 157 apply under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those years for financial assets and liabilities, and for fiscal years beginning after November 15, 2008 for nonfinancial assets and liabilities. The Company has determined that adoption of SFAS No. 157 did not have a material impact on its financial position, results of operations or related disclosures.
In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 provides companies with an option to report selected financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007, the year beginning March 3, 2008 for the Company. The Company did not elect the fair value option for any of its eligible financial assets or financial liabilities and the adoption of SFAS No. 159 did not have any material effect on the Company’s financial position or results of operations.
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
In December 2007, the FASB issued SFAS 141R “Business Combinations.” SFAS No. 141R modifies the accounting for business combinations by requiring that acquired assets and assumed liabilities be recorded at fair value, contingent consideration arrangements be recorded at fair value on the date of the acquisition and preacquisition contingencies be accounted for in purchase accounting at fair value. The pronouncement also requires that transaction costs be expensed as incurred, acquired research and development be capitalized as an indefinite-lived intangible asset and the requirements of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” be met at the acquisition date in order to accrue for a restructuring plan in purchase accounting. SFAS No. 141R is required to be adopted prospectively effective for fiscal years beginning after December 15, 2008.
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
NOTE 3 — DEBT
The Company’s fixed rate debt arrangements require the maintenance of a consolidated fixed charge coverage ratio of 1.2 to 1 regarding all of the Company’s loans and many require the maintenance of individual restaurant fixed charge coverage ratios of between 1.2 and 1.5 to 1. The Company’s variable rate loans require the maintenance of a consolidated fixed charge coverage ratio of 1.2 and a funded debt (debt balance plus a calculation based on operating lease payments) to EBITDAR ratio of 5.5, contain cross default and cross collateralization provisions and do not contain either individual restaurant fixed charge ratio requirements or provisions for prepayment penalties beyond the second year. Fixed charge coverage ratios are calculated by dividing the cash flow before rent and debt service for the previous 12 months by the debt service and rent due in the coming 12 months. The consolidated and individual coverage ratios are computed quarterly. As of May 25, 2008, the Company was in compliance with the consolidated fixed charge coverage ratio of 1.2. However, as of May 25, 2008, the Company was not in compliance with the individual fixed charge coverage ratio on certain of its restaurant properties and has obtained waivers of these violations. Most of the Company’s debt arrangements also contain cross default and cross collateralization provisions.
NOTE 4 — STOCK OPTIONS
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
At the Company’s annual meeting on June 25, 1999 the shareholders approved the Key Employees Stock Option Plan. This plan allows the granting of options covering 291,000 shares of stock and has essentially the same provisions as the Stock Option Plan for Executives and Managers which was discussed above. Options for 129,850 shares were granted to executives and managers of the Company on January 7, 2000 at an exercise price of $3.00. Options for 11,500 shares were granted to executives on April 27, 2001 at an exercise price of $.85. As of May 25, 2008, options for a total of 150,000 shares were available for grant.
No options were granted during the twelve week period ended May 25, 2008. As of May 25, 2008, 70,000 options were outstanding, fully vested and exercisable at a weighted average exercise price of $4.00 per share. During the twelve weeks ended May 25, 2008 there was no unrecognized compensation expense for financial reporting purposes.
     The following table summarizes information about stock options outstanding at May 25, 2008:

	Number	Average	Number of Shares
Exercise	Outstanding at	Remaining	Exercisable at
Prices	May 25, 2008	Life	May 25, 2008

$3.000	7,500	1.4	7,500
$4.125	62,500	0.8	62,500

	70,000	0.9	70,000
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

Number of Units	Period	Type	Total (1)	Required (2)	Additional (3)

3	Fiscal 2009	IE	980,000	860,000	120,000
1	Fiscal 2009	Rebuild	450,000	450,000	—
1	Fiscal 2009	Relo (4)	400,000	400,000	—
1	Fiscal 2010	IE	750,000	750,000	—
18	Fiscal 2011	IE	6,400,000	5,680,000	720,000
1	Fiscal 2011	Relo (4)	1,400,000	1,400,000	—
1	Fiscal 2012	Relo (4)	1,400,000	1,400,000	—
0	Fiscal 2013	IE	—	—	—
1	Fiscal 2014	Rebuild	1,000,000	1,000,000	—
4	Fiscal 2015	Relo (4)	4,000,000	4,000,000	—
1	Fiscal 2016	Relo (4)	500,000	500,000	—
0	Fiscal 2017-2019	IE	—	—	—
5	Fiscal 2020	Relo (4)	7,000,000	7,000,000	—
2	Fiscal 2020	Rebuild	2,000,000	2,000,000	—

39	Total		$26,280,000	$25,440,000	$840,000

(1)	These amounts are based on current construction costs and actual costs may vary.

(2)	These amounts include only the items required to meet the franchisor’s image requirements.

(3)	These amounts are for capital upgrades performed on or which may be performed on the image enhanced restaurants which were or may be deemed by the Company to be advantageous to the operation of the units and which may be done at the time of the image enhancement.

(4)	Relocation of fee owned properties are shown net of expected recovery of capital from the sale of the former location. Relocation of leased properties assumes the capital cost of only equipment because it is not known until each lease is finalized whether the lease will be a capital or operating lease.
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
NOTE 6 — SUBSEQUENT EVENTS
On May 30, 2008, subsequent to its fiscal quarter end of May 25, 2008, the Company completed a set of financing transactions involving: 1) the sale leaseback of five of its restaurant properties, 2) equipment debt supported by five additional restaurants and 3) the payment, before their maturity, of nine existing loans secured by certain of the properties. The Company retired approximately $1,532,000 of debt, paid $222,000 of prepayment charges and administrative fees and will write off approximately $31,000 of deferred financing costs associated with the loans being retired early. The Company received approximately $5,182,000 of proceeds from the sale leasebacks, net of origination fees and costs, and approximately $2,961,000 of net proceeds from the equipment loan. In order to facilitate the sale leaseback transaction, the Company also purchased, for $350,000, a parcel, which it previously leased, adjacent to one of the restaurant locations. After restructuring the property, the Company intends to sell it. The leases are structured as operating leases and have a primary term of 18 years and with annual rent ranging from approximately $448,000 to $577,000. The loan has a variable rate based on a spread over LIBOR, a term of five years and an amortization of ten years. The Company will use the proceeds of the transactions for general corporate purposes, including funding of its image enhancement program. No effects of this transaction are included in the Company’s financial statements for the quarter ended May 25, 2008.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Description of Business. Morgan’s Foods, Inc. (“the Company”), which was formed in 1925, operates through wholly-owned subsidiaries KFC restaurants under franchises from KFC Corporation, Taco Bell restaurants under franchises from Taco Bell Corporation, Pizza Hut Express restaurants under licenses from Pizza Hut Corporation and an A&W restaurant under a license from A&W Restaurants, Inc. As of July 2, 2008, the Company operates 72 KFC restaurants, 6 Taco Bell restaurants, 13 KFC/Taco Bell “2n1’s” under franchises from KFC Corporation and franchises or licenses from Taco Bell Corporation, 3 Taco Bell/Pizza Hut

Express “2n1’s” under franchises from Taco Bell Corporation and licenses from Pizza Hut Corporation, 1 KFC/Pizza Hut Express “2n1” under a franchise from KFC Corporation and a license from Pizza Hut Corporation and 1 KFC/A&W “2n1” operated under a franchise from KFC Corporation and a license from A&W Restaurants, Inc. The Company’s fiscal year is a 52 — 53 week year ending on the Sunday nearest the last day of February.
Summary of Expenses and Operating Income as a Percentage of Revenues

	Quarter Ended
	May 25, 2008	May 20, 2007
Cost of sales:
Food, paper and beverage	32.0%	30.6%
Labor and benefits	28.7%	26.7%
Restaurant operating expenses	25.2%	24.6%
Depreciation and amortization	3.6%	2.9%
General and administrative expenses	6.2%	6.1%
Operating income	4.3%	9.1%
Revenues. Revenues for the quarter ended May 25, 2008 were $21,753,000 compared to $22,650,000 for the quarter ended May 20, 2007. This decrease of $897,000 was due mainly to a 4.4% decrease in comparable restaurant revenues with one restaurant permanently closed and five closed for short periods for remodeling partially offset by the addition of a KFC/Taco Bell restaurant which replaced a Taco Bell restaurant. The decrease in comparable restaurant revenues was primarily the result of weak product promotions by the KFC system during the current year quarter including the Toasted Wrap as well as difficult economic conditions for consumers in our market areas.
Cost of Sales — Food, Paper and Beverage. Food, paper and beverage costs increased as a percentage of revenue to 32.0% for the quarter ended May 25, 2008 compared to 30.6% for the quarter ended May 20, 2007. The increase in the current year quarter was primarily the result of rapidly increasing commodity costs and a reduction in operating efficiencies due to lower average restaurant volumes. The Company was unable to implement menu price increases rapidly enough to offset the rising costs.
Cost of Sales — Labor and Benefits. Labor and benefits increased as a percentage of revenue for the quarter ended May 25, 2008 to 28.7% compared to 26.7% for the year earlier quarter. The increase was primarily due to increases in the minimum wage in substantially all of the areas in which the Company operates as well as lower average restaurant volumes.
Restaurant Operating Expenses. Restaurant operating expenses increased as a percentage of revenue to 25.2% in the first quarter of fiscal 2009 compared to 24.6% in the first quarter of fiscal 2008 primarily due to increases in utilities and advertising expenses.
Depreciation and Amortization. Depreciation and amortization increased to $773,000 in the quarter ended May 25, 2008 compared to $654,000 for the quarter ended May 20, 2007 primarily due to the additional depreciation of capital additions made during the past fiscal year.
General and Administrative Expenses. General and administrative expenses were largely unchanged at $1,350,000 in the first quarter of fiscal 2009 compared to $1,380,000 in the first quarter of fiscal 2008.
Loss (gain) on Restaurant Assets. The Company experienced a loss on restaurant assets of $5,000 for the first quarter of fiscal 2009 compared to a gain of $16,000 for the first quarter of fiscal 2008. The current year amounts were the result of losses on property disposed during restaurant remodeling. The prior year amounts reflected reductions in the reserve for closed restaurant locations.
Operating Income. Operating income in the first quarter of fiscal 2009 decreased to $936,000 or 4.3% of revenues compared to $2,069,000 or 9.1% of revenues for the first quarter of fiscal 2008 primarily due to increases in food costs, labor costs and operating expenses.
Interest Expense. Interest expense on bank debt and notes payable decreased to $824,000 in the first quarter of fiscal 2009 from $847,000 in the first quarter of fiscal 2008 due to lower interest rates on debt which was refinanced during the fiscal 2008 fourth quarter.
Other Income. Other income increased to $90,000 for the first quarter of fiscal 2009 from $44,000 for the first quarter of fiscal 2008. The increase was primarily due to increased earnings on cash balances.

Provision for Income Taxes. The provision for income taxes decreased to $82,000 for the first quarter of fiscal 2009 compared to $407,000 for the first quarter of fiscal 2008. The provision for income taxes is recorded at the Company’s projected annual effective tax rate, currently 47% compared to an estimated 33% at the end of the first quarter of fiscal 2008. This change in projected annual effective tax rate is caused by changes in the estimates of the future realization of various deferred tax items.
Liquidity and Capital Resources. Cash flow activity for the twelve weeks ended May 25, 2008 is presented in the Consolidated Statements of Cash Flows. Cash used in operating activities was $237,000 for the twelve weeks ended May 25, 2008 compared to cash provided by operating activities of $2,275,000 for the twelve weeks ended May 20, 2007. The decrease in operating cash flow resulted primarily from a decrease in net income and a reduction in certain current liabilities. The Company paid scheduled long-term bank and capitalized lease debt of $811,000 in the first twelve weeks of fiscal 2009 compared to payments of $754,000 for the same period in fiscal 2008. Capital expenditures in the twelve weeks ended May 25, 2008 were $2,213,000, compared to $735,000 for the same period in fiscal 2008 as the Company has increased its image enhancement activity to meet the requirements of its franchise agreements. Capital expenditure activity is discussed in more detail in Note 5 to the consolidated financial statements.
The Company’s debt arrangements require the maintenance of a consolidated fixed charge coverage ratio of 1.2 to 1 regarding all of the Company’s mortgage loans and the maintenance of individual restaurant fixed charge coverage ratios of between 1.2 and 1.5 to 1 on certain of the Company’s mortgage loans. Fixed charge coverage ratios are calculated by dividing the cash flow before rent and debt service for the previous 12 months by the debt service and rent due in the coming 12 months. The consolidated and individual coverage ratios are computed quarterly. As of the quarter ended May 25, 2008, the Company was in compliance with the consolidated fixed charge coverage ratio of 1.2. However, as of the quarter ended May 25, 2008, the Company was not in compliance with the individual fixed charge coverage ratio on certain of its restaurant properties and has obtained waivers of these violations. Certain of the Company’s debt arrangements also contain cross default and cross collateralization provisions.
The Company’s image enhancement requirements have created an unusually active construction schedule in which there has been at least one restaurant closed in most weeks of the Company’s recent and current fiscal periods. For each week that a restaurant is closed, the Company loses approximately $20,000 in revenue and $5,000 of profit. In addition, the management team of each closed restaurant either fills in at a restaurant nearby or engages in non-revenue generating activities to prepare for reopening and this has a negative impact on the overall labor cost of the Company. Also, in closing and reopening a restaurant, certain amounts of food and shortening are lost to waste, having a negative impact on the Company’s food cost.
New Accounting Pronouncements. In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of SFAS No. 157 apply under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those years for financial assets and liabilities, and for fiscal years beginning after November 15, 2008 for nonfinancial assets and liabilities. The Company has determined that adoption of SFAS No. 157 did not have a material impact on its financial position, results of operations or related disclosures.
In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 provides companies with an option to report selected financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007, the year beginning March 3, 2008 for the Company. The Company did not elect the fair value option for any of its eligible financial assets or financial liabilities and the adoption of SFAS No. 159 did not have any material effect on the Company’s financial position or results of operations.
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
In December 2007, the FASB issued SFAS 141R “Business Combinations.” SFAS No. 141R modifies the accounting for business combinations by requiring that acquired assets and assumed liabilities be recorded at fair value, contingent consideration arrangements be recorded at fair value on the date of the acquisition and preacquisition contingencies be accounted for in purchase accounting at fair value. The pronouncement also requires that transaction costs be expensed as incurred, acquired research and development be capitalized as an indefinite-lived intangible asset and the requirements of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” be met at the acquisition date in order to accrue for a restructuring plan in purchase accounting. SFAS No. 141R is required to be adopted prospectively effective for fiscal years beginning after December 15, 2008.
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
Safe Harbor Statements. This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The statements include those identified by such words as “may,” “will,” “expect” “anticipate,” “believe,” “plan” and other similar terminology. Forward looking statements involve risks and uncertainties that could cause actual events or results to differ materially from those expressed or implied in this report. The “forward-looking statements” reflect the Company’s current expectations and are based upon data available at the time of the statements. Actual results involve risks and uncertainties, including both those specific to the Company and general economic and industry factors. Factors specific to the Company include, but are not limited to, its debt covenant compliance, actions that lenders may take with respect to any debt covenant violations, its ability to obtain waivers of any debt covenant violations and its ability to pay all of its current and long-term obligations and those factors described in Part I Item 1A (“Risk Factors”) of the Company’s annual report on Form 10-K filed with the SEC on June 2, 2008. Economic and industry risks and uncertainties include, but are not limited, to, franchisor promotions, business and economic conditions, legislation and governmental regulation, competition, success of operating initiatives and advertising and promotional efforts, volatility of commodity costs and increases in minimum wage and other operating costs, availability and cost of land and construction, consumer preferences, spending patterns and demographic trends.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of May 25, 2008, an evaluation was performed under the supervision and with the participation of the Company’s management, including the chief executive officer (CEO) and chief financial officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)). Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of May 25, 2008.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and a5d-15(f) of the Exchange Act) during the quarter ended May 25, 2008 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
The Company is a party to various legal proceedings and claims arising in the ordinary course of its business. The Company believes that the outcome of these matters will not have a material adverse affect on its consolidated financial position, results of operations or liquidity.
Item 1A. Risk Factors
The Company’s annual report on Form 10-K for the fiscal year ended March 2, 2008 discusses the risk factors facing the Company. There has been no material change in the risk factors facing our business since March 2, 2008.
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

None
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
None
Item 5. Other Information
None
Item 6. Exhibits
Reference is made to “Index to Exhibits”, filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MORGAN’S FOODS, INC.
/s/ Kenneth L. Hignett
Senior Vice President,
Chief Financial Officer and Secretary
July 9, 2008

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