Form 10-Q
period 2008-08-17
MORGANS FOODS INC
filed 2008-10-01
CIK 68145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended August 17, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of September 29, 2008, the issuer had 2,934,995 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
MORGAN’S FOODS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Quarter Ended
	August 17, 2008	August 12, 2007
Revenues	$23,049,000	$22,877,000

Cost of sales:
Food, paper and beverage	7,506,000	6,977,000
Labor and benefits	6,557,000	6,196,000
Restaurant operating expenses	6,041,000	5,727,000
Depreciation and amortization	791,000	661,000
General and administrative expenses	1,364,000	1,380,000
Loss (gain) on restaurant assets	(9,000)	8,000

Operating income	799,000	1,928,000
Interest expense:
Prepayment and deferred financing costs	428,000	—
Bank debt and notes payable	734,000	803,000
Capital leases	27,000	29,000
Other income and expense, net	(79,000)	(128,000)

Income (loss) before income taxes	(311,000)	1,224,000
Provision for income taxes	330,000	354,000

Net income (loss)	$(641,000)	$870,000

Basic net incomen (loss) per common share:	$(0.22)	$0.30

Diluted net income (loss) per common share:	$(0.22)	$0.29

Basic weighted average number of shares outstanding	2,934,995	2,888,999
Diluted weighted average number of shares outstanding	2,944,450	2,960,272
See notes to these consolidated financial statements.

MORGAN’S FOODS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Twenty-four Weeks Ended
	August 17, 2008	August 12, 2007
Revenues	$44,802,000	$45,527,000

Cost of sales:
Food, paper and beverage	14,470,000	13,916,000
Labor and benefits	12,795,000	12,247,000
Restaurant operating expenses	11,528,000	11,300,000
Depreciation and amortization	1,564,000	1,315,000
General and administrative expenses	2,714,000	2,760,000
Gain on restaurant assets	(4,000)	(8,000)

Operating income	1,735,000	3,997,000
Interest expense:
Prepayment and deferred financing costs	428,000	—
Bank debt and notes payable	1,558,000	1,650,000
Capital leases	53,000	58,000
Other income and expense, net	(169,000)	(172,000)

Income (loss) before income taxes	(135,000)	2,461,000
Provision for income taxes	412,000	761,000

Net income (loss)	$(547,000)	$1,700,000

Basic net income (loss) per common share:	$(0.19)	$0.59

Diluted net income (loss) per common share:	$(0.19)	$0.57

Basic weighted average number of shares outstanding	2,934,995	2,884,997
Diluted weighted average number of shares outstanding	2,951,173	2,962,399
See notes to these consolidated financial statements.

MORGAN’S FOODS, INC.
CONSOLIDATED BALANCE SHEETS

	August 17,	March 02,
	2008	2008

ASSETS
Current assets:
Cash and equivalents	$7,397,000	$6,428,000
Receivables	405,000	423,000
Inventories	787,000	755,000
Prepaid expenses	382,000	679,000
Assets held for sale	508,000	—

	9,479,000	8,285,000
Property and equipment:
Land	9,994,000	10,798,000
Buildings and improvements	21,435,000	22,588,000
Property under capital leases	1,314,000	1,314,000
Leasehold improvements	10,889,000	10,110,000
Equipment, furniture and fixtures	20,597,000	21,047,000
Construction in progress	243,000	1,193,000

	64,472,000	67,050,000
Less accumulated depreciation and amortization	30,099,000	31,620,000

	34,373,000	35,430,000

Other assets	712,000	837,000
Franchise agreements, net	1,362,000	1,417,000
Deferred tax asset	404,000	766,000
Goodwill	9,227,000	9,227,000

	$55,557,000	$55,962,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Long-term debt, current	$3,086,000	$3,190,000
Current maturities of capital lease obligations	37,000	34,000
Accounts payable	4,878,000	5,718,000
Accrued liabilities	3,623,000	4,678,000

	11,624,000	13,620,000

Deferred tax liabilities	1,963,000	1,853,000
Long-term debt	34,910,000	35,789,000
Long-term capital lease obligations	1,128,000	1,144,000
Other long-term liabilities	4,006,000	1,083,000

SHAREHOLDERS’ EQUITY
Preferred shares, 1,000,000 shares authorized, no shares outstanding
Common stock, no par value
Authorized shares - 25,000,000
Issued shares - 2,969,405	30,000	30,000
Treasury shares - 34,410	(81,000)	(81,000)
Capital in excess of stated value	29,344,000	29,344,000
Accumulated deficit	(27,367,000)	(26,820,000)

Total shareholders’ equity	1,926,000	2,473,000

	$55,557,000	$55,962,000

See notes to these consolidated financial statements.

MORGAN’S FOODS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

					Capital in		Total
	Common Shares		Treasury Shares		excess of	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	stated value	Deficit	Equity
Balance March 2, 2008	2,969,405	$30,000	(34,410)	$(81,000)	$29,344,000	$(26,820,000)	$2,473,000
Net income (loss)						(547,000)	(547,000)

Balance August 17, 2008	2,969,405	$30,000	(34,410)	$(81,000)	$29,344,000	$(27,367,000)	$1,926,000

See notes to these consolidated financial statements.

MORGAN’S FOODS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Twenty-four Weeks Ended
	August 17, 2008	August 12, 2007
Cash flows from operating activities:
Net (loss) income	$(547,000)	$1,700,000
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	1,564,000	1,315,000
Amortization of deferred financing costs	59,000	48,000
Amortization of supply agreement advances	(473,000)	(487,000)
Funding from supply agreements	38,000	107,000
Decrease in deferred tax assets	362,000	445,000
Increase in deferred tax liabilities	110,000	211,000
Gain on restaurant assets	(4,000)	(8,000)
Changes in assets and liabilities:
Decrease (increase) in receivables	18,000	(55,000)
Increase in inventories	(32,000)	(59,000)
Decrease in prepaid expenses	297,000	185,000
Increase (decrease) in accounts payable	(840,000)	551,000
Increase in accrued liabilities and other	(819,000)	269,000

Net cash provided by operating activities	(267,000)	4,222,000

Cash flows from investing activities:
Capital expenditures	(2,956,000)	(2,263,000)
Proceeds from sale/leasebacks	1,972,000	—

Net cash used in investing activities	(984,000)	(2,263,000)

Cash flows from financing activities:
Proceeds from long-term borrowings	3,000,000	—
Principal payments on long-term debt	(1,532,000)	(1,488,000)
Principal payments on capital lease obligations	(13,000)	(16,000)
Bank debt repayment in advance	(2,451,000)	—
Cash received for exercise of stock options	—	220,000
Deferred gain on sale/leaseback transactions	3,216,000	—

Net cash provided by (used in) financing activities	2,220,000	(1,284,000)

Net change in cash and equivalents	969,000	675,000
Cash and equivalents, beginning balance	6,428,000	7,829,000

Cash and equivalents, ending balance	$7,397,000	$8,504,000

Interest paid was $1,604,000 and $1,725,000 in the first 24 weeks of fiscal 2009 and 2008 respectively
Cash payments for income taxes were $34,000 and $171,000 in the first 24 weeks of fiscal 2009 and 2008 respectively
See notes to these consolidated financial statements.

MORGAN’S FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS
The interim consolidated financial statements of Morgan’s Foods, Inc. (the “Company”) have been prepared without audit. In the opinion of Company management, all adjustments have been included. Unless otherwise disclosed, all adjustments consist only of normal recurring adjustments necessary for a fair statement of results of operations for the interim periods. These unaudited financial statements have been prepared using the same accounting principles that were used in preparation of the Company’s annual report on Form 10-K for the year ended March 2, 2008. Certain prior period amounts have been reclassified to conform to current period presentations. The results of operations for the quarter ended August 17, 2008 are not necessarily indicative of the results to be expected for the full year. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the fiscal year ended March 2, 2008.
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
NOTE 2 — NET INCOME (LOSS) PER COMMON SHARE
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

NOTE 3 — DEBT
The Company’s fixed rate debt arrangements require the maintenance of a consolidated fixed charge coverage ratio of 1.2 to 1 regarding all of the Company’s loans, cross default and cross collateralization provisions and many require the maintenance of individual restaurant fixed charge coverage ratios of between 1.2 and 1.5 to 1. The Company’s variable rate loans of which approximately $15.1 million is outstanding at August 17, 2008, require the maintenance of a consolidated fixed charge coverage ratio of 1.2 and a funded debt (debt balance plus a calculation based on operating lease payments) to EBITDAR ratio of 5.5, contain cross default and cross collateralization provisions and do not contain either individual restaurant fixed charge ratio requirements or provisions for prepayment penalties beyond the second year. Fixed charge coverage ratios are calculated by dividing the cash flow before rent and debt service for the previous 12 months by the debt service and rent due in the coming 12 months. The consolidated and individual coverage ratios are computed quarterly. As of August 17, 2008, the Company was in compliance with the consolidated fixed charge coverage ratio of 1.2. However, as of August 17, 2008, the Company was not in compliance with the individual fixed charge coverage ratio on certain of its restaurant properties and has obtained waivers of these violations.
On May 30, 2008, the Company completed a set of financing transactions involving: 1) the sale leaseback of five of its restaurant properties, 2) equipment debt supported by five additional restaurants and 3) the payment, before their maturity, of nine existing loans secured by certain of the properties. The Company retired approximately $1,532,000 of debt, paid $222,000 of prepayment charges and administrative fees and wrote off approximately $31,000 of deferred financing costs associated with the loans being retired early. The Company received approximately $5,188,000 of proceeds from the sale leasebacks, net of origination fees and costs, and approximately $2,961,000 of net proceeds from the equipment loan. In order to facilitate the sale leaseback transaction, the Company also purchased, for $350,000, a parcel, which it previously leased, adjacent to one of the restaurant locations. After restructuring the property, the Company intends to sell it. The leases are structured as operating leases and have a primary term of 18 years with annual rent ranging from approximately $448,000 to $577,000. The loan has a variable rate based on a spread over 90 day LIBOR, a term of five years and an amortization of ten years. The Company will use the remaining proceeds of the transactions for general corporate purposes, including funding of its image enhancement program. Additionally, the Company paid, before their maturity, four other fixed rate loans having a total principal balance of $919,000. In doing so, the Company incurred $165,000 of prepayment penalties and wrote off $9,000 of deferred financing costs related to the loans.
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
At the Company’s annual meeting on June 25, 1999 the shareholders approved the Key Employees Stock Option Plan. This plan allows the granting of options covering 291,000 shares of stock and has essentially the same provisions as the Stock Option Plan for Executives and Managers which was discussed above. Options for 129,850 shares were granted to executives and managers of the Company on January 7, 2000 at an exercise price of $3.00. Options for 11,500 shares were granted to executives on April 27, 2001 at an exercise price of $.85. As of August 17, 2008, options for a total of 150,000 shares were available for grant.
No options were granted during the twenty-four week period ended August 17, 2008. As of August 17, 2008, 70,000 options were outstanding, fully vested and exercisable at a weighted average exercise price of $4.00 per share. During the twenty-four weeks ended August 17, 2008 there was no unrecognized compensation expense for financial reporting purposes.
The following table summarizes information about stock options outstanding at August 17, 2008:

	Number	Average	Number of Shares
Exercise	Outstanding at	Remaining	Exercisable at
Prices	August 17, 2008	Life	August 17, 2008

$3.000	7,500	1.4	7,500
$4.125	62,500	0.6	62,500

	70,000	0.7	70,000

NOTE 5 — CAPITAL EXPENDITURES
The Company is required by its franchise agreements to periodically bring its restaurants into conformity with the franchisors’ required image. This typically involves a new dining room décor and seating package and exterior changes and related items but can, in some cases, require the relocation of the restaurant. If the Company deems a particular image enhancement expenditure to be inadvisable, it has the option to cease operations at that restaurant. Over time, the estimated cost and time deadline for each restaurant may change due to a variety of circumstances and the Company revises its requirements accordingly. Also, significant numbers of restaurants may have image enhancement deadlines that coincide, in which case, the Company will adjust the actual timing of the image enhancements in order to facilitate an orderly construction schedule. During the image enhancement process, each restaurant is closed for one to two weeks, which has a negative impact on the Company’s revenues and operating efficiencies. At the time a restaurant is closed for a required image enhancement, the Company may deem it advisable to make other capital expenditures in addition to those required for the image enhancement.
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

Number of Units	Period	Type	Total (1)	Required (2)	Additional (3)

3	Fiscal 2009	IE	$980,000	$860,000	$120,000
1	Fiscal 2009	Rebuild	450,000	450,000	—
1	Fiscal 2009	Relo (4)	400,000	400,000	—
1	Fiscal 2010	IE	750,000	750,000	—
18	Fiscal 2011	IE	6,400,000	5,680,000	720,000
1	Fiscal 2011	Relo (4)	1,400,000	1,400,000	—
1	Fiscal 2012	Relo (4)	1,400,000	1,400,000	—
0	Fiscal 2013	IE	—	—	—
1	Fiscal 2014	Rebuild	1,000,000	1,000,000	—
4	Fiscal 2015	Relo (4)	4,000,000	4,000,000	—
1	Fiscal 2016	Relo (4)	500,000	500,000	—
0	Fiscal 2017-2019	IE	—	—	—
5	Fiscal 2020	Relo (4)	7,000,000	7,000,000	—
2	Fiscal 2020	Rebuild	2,000,000	2,000,000	—

39	Total		$26,280,000	$25,440,000	$840,000

(1)	These amounts are based on current construction costs and actual costs may vary.

(2)	These amounts include only the items required to meet the franchisor’s image requirements.

(3)	These amounts are for capital upgrades performed on or which may be performed on the image enhanced restaurants which were or may be deemed by the Company to be advantageous to the operation of the units and which may be done at the time of the image enhancement.

(4)	Relocations of fee owned properties are shown net of expected recovery of capital from the sale of the former location. Relocation of leased properties assumes the capital cost of only equipment because it is not known until each lease is finalized whether the lease will be a capital or operating lease.
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

NOTE 6 —ASSETS HELD FOR SALE
The Company owns the land and building of a closed KFC restaurant and the land and building adjacent to another of its restaurants, both of which are listed for sale and are shown on the Company’s consolidated balance sheets as Assets Held for Sale as of August 17, 2008.
NOTE 7 —SUBSEQUENT EVENTS
On September 14, 2008, subsequent to the end of the Company’s fiscal 2009 second quarter, we closed an unprofitable KFC restaurant in the Youngstown, Ohio area. The restaurant location is fee owned and unencumbered and has been listed for sale. The net book value of the land and building of the restaurant location is approximately $115,000 and will be classified until sold as an Asset Held for Sale in subsequent financial statements.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Description of Business. Morgan’s Foods, Inc. (“the Company”), which was formed in 1925, operates through wholly-owned subsidiaries KFC restaurants under franchises from KFC Corporation, Taco Bell restaurants under franchises from Taco Bell Corporation, Pizza Hut Express restaurants under licenses from Pizza Hut Corporation and an A&W restaurant under a license from A&W Restaurants, Inc. As of September 26, 2008, the Company operates 70 KFC restaurants, 6 Taco Bell restaurants, 13 KFC/Taco Bell “2n1’s” under franchises from KFC Corporation and franchises or licenses from Taco Bell Corporation, 3 Taco Bell/Pizza Hut Express “2n1’s” under franchises from Taco Bell Corporation and licenses from Pizza Hut Corporation, 1 KFC/Pizza Hut Express “2n1” under a franchise from KFC Corporation and a license from Pizza Hut Corporation and 1 KFC/A&W “2n1” operated under a franchise from KFC Corporation and a license from A&W Restaurants, Inc. The Company’s fiscal year is a 52 — 53 week year ending on the Sunday nearest the last day of February.
Summary of Expenses and Operating Income as a Percentage of Revenues

	Quarter Ended		Twenty-four Weeks Ended
	August 17, 2008	August 12, 2007	August 17, 2008	August 12, 2007

Cost of sales:
Food, paper and beverage	32.6%	30.5%	32.3%	30.6%
Labor and benefits	28.4%	27.1%	28.6%	26.9%
Restaurant operating expenses	26.2%	25.0%	25.7%	24.8%
Depreciation and amortization	3.4%	2.9%	3.5%	2.9%
General and administrative expenses	5.9%	6.0%	6.1%	6.1%
Operating income	3.5%	8.4%	3.9%	8.8%
Revenues. The revenue increase of $172,000 in the quarter ended August 17, 2008 as compared to the comparable year earlier period was the result of a minor 0.2% increase in comparable restaurant revenues and the addition of a KFC/Taco Bell restaurant partially offset by the permanent closing of two restaurants, one of which was a Taco Bell restaurant that was replaced by the new KFC/Taco Bell. The comparable restaurant revenue decline of 2.23% in the twenty-four weeks ended August 17, 2008 from the twenty-four weeks ended August 12, 2007 was primarily the result of weak product promotions by the KFC system during the second quarter of the current fiscal year including the Toasted Wrap as well as difficult economic conditions for consumers in our market areas.
Cost of Sales — Food, Paper and Beverage. Food, paper and beverage costs increased as a percentage of revenue to 32.6% for the quarter ended August 17, 2008 compared to 30.5% for the quarter ended August 12, 2007. The increase in the current year quarter was primarily the result of rapidly increasing commodity costs and a reduction in operating efficiencies coupled with relatively flat average restaurant volumes. The Company was unable to implement menu price increases rapidly enough to offset the rising costs. Food, paper and beverage costs for the twenty-four weeks ended August 17, 2008 increased to 32.3% compared to 30.6% in the prior year period primarily for the reasons discussed above.
Cost of Sales — Labor and Benefits. Labor and benefits increased as a percentage of revenue for the quarter ended August 17, 2008 to 28.4% compared to 27.1% for the year earlier quarter. The increase was primarily due to increases in the minimum wage in substantially all of the areas in which the Company operates coupled with relatively flat average restaurant volumes. Labor and benefits increased to 28.6% of revenues for the twenty-four weeks ended August 17, 2008 compared to 26.9% in the comparable prior year period primarily for the reasons discussed above.

Restaurant Operating Expenses. Restaurant operating expenses increased as a percentage of revenue to 26.2% in the second quarter of fiscal 2009 compared to 25.0% in the second quarter of fiscal 2008 primarily due to increases in utilities and advertising expenses. For the twenty-four weeks ended August 17, 2008, restaurant operating expenses increased to 25.7% from 24.8% in the comparable prior year period primarily for the reasons discussed above.
Depreciation and Amortization. Depreciation and amortization increased to $791,000 in the quarter and $1,564,000 in the twenty-four weeks ended August 17, 2008 compared to $661,000 for the quarter and $1,315,000 for the twenty-four weeks ended August 12, 2007 primarily due to the additional depreciation related to capital additions made during the prior fiscal year.
General and Administrative Expenses. General and administrative expenses were largely unchanged at $1,364,000 in the second quarter and $2,714,000 for the first twenty-four weeks of fiscal 2009 compared to $1,380,000 in the second quarter and $2,760,000 for the first twenty-four weeks of fiscal 2008.
Loss (gain) on Restaurant Assets. The Company experienced a gain on restaurant assets of $9,000 for the second quarter of fiscal 2009 compared to a loss of $8,000 for the second quarter of fiscal 2008. The amounts contain reductions in the reserve for closed restaurant locations, offset by losses on property disposed during restaurant remodeling. The gain on restaurant assets was $4,000 and $8,000 for the first twenty-four weeks of fiscal 2009 and fiscal 2008 respectively, primarily reflecting the same elements as the quarter amounts discussed above.
Operating Income. Operating income in the second quarter of fiscal 2009 decreased to $799,000, or 3.5% of revenues, compared to $1,928,000, or 8.4% of revenues, for the second quarter of fiscal 2008 primarily due to increases in food costs, labor costs and operating expenses. Operating income for the twenty-four weeks ended August 17, 2008 declined to $1,735,000, or 3.9% of revenues, from $3,997,000, or 8.8% of revenues, for the twenty-four weeks ended August 12, 2007 primarily for the same reasons.
Interest Expense. Interest expense on bank debt and notes payable decreased to $761,000 in the second quarter of fiscal 2009 from $832,000 in the second quarter of fiscal 2008 due to lower interest rates on debt which was refinanced during the fiscal 2008 fourth quarter. Interest expense on bank debt and notes payable for the twenty-four weeks ended August 17, 2008 was $1,611,000 compared to $1,708,000 for the comparable prior year period primarily for the reasons discussed above.
Other Income. Other income decreased to $79,000 for the second quarter and $169,000 for the first twenty-four weeks of fiscal 2009 from $128,000 for the second quarter and $172,000 for the first twenty-four weeks of fiscal 2008. The decreases were primarily due to decreased interest on invested cash balances.
Provision for Income Taxes. The provision for income taxes for the quarter ended August 17, 2008 was $330,000 on a pre-tax loss of $311,000 compared to $354,000 on a pre-tax profit of $1,224,000 for the comparable prior year period. The provision for income taxes is recorded at the Company’s projected annual effective tax rate and consists of a current tax benefit of $73,000 and a deferred tax provision of $403,000. The current tax benefit is primarily a result of available employment tax credits that can be carried back to offset taxes previously paid. The deferred tax provision consists of $579,000, which is primarily the result of a change in the estimate of the future realization of various deferred items, offset by a deferred tax benefit of $176,000 associated with the prepayment and deferred financing costs incurred during the quarter ended August 17, 2008. The changes in deferred taxes are non-cash items and do not affect the Company’s cash flow or cash balances. The components of the tax provision of $412,000 for the twenty-four weeks ended August 17, 2008 were a current tax benefit of $59,000 and a deferred tax provision of $471,000. The current tax benefit is primarily the result of available employment tax credits that can be carried back to offset taxes previously paid. The deferred tax provision consists of $647,000, primarily the result of a change in the estimate of the future realization of various deferred items offset by a deferred tax benefit of $176,000 associated with the prepayment and deferred financing costs incurred during the twenty-four weeks ended August 17, 2008.
Liquidity and Capital Resources. Cash provided by operating activities was $1,636,000 for the twenty-four weeks ended August 17, 2008 compared to cash provided by operating activities of $4,222,000 for the twenty-four weeks ended August 12, 2007. The decrease in operating cash flow resulted primarily from a decrease in net income. The Company paid scheduled long-term bank and capitalized lease debt of $1,545,000 in the first twenty-four weeks of fiscal 2009 compared to payments of $1,504,000 for the comparable period in fiscal 2008. Capital expenditures in the twenty-four weeks ended August 17, 2008 were $2,887,000, compared to $2,263,000 for the comparable period in fiscal 2008 as the Company has continued its image enhancement activity into fiscal 2009 to meet the requirements of its franchise agreements. Capital expenditure activity is discussed in more detail in Note 5 to the consolidated financial statements. The Company owns the land and building of a closed KFC restaurant and the land and building adjacent to another of its restaurants, both of which are listed for sale and are shown on the Company’s consolidated balance sheets as Assets Held for Sale as of August 17, 2008.
The Company’s fixed rate debt arrangements require the maintenance of a consolidated fixed charge coverage ratio of 1.2 to 1 regarding all of the Company’s loans, cross default and cross collateralization provisions and many require the maintenance of individual restaurant fixed charge coverage ratios of between 1.2 and 1.5 to 1. The Company’s variable rate loans of which approximately $15.1 million is outstanding at August 17, 2008, require the maintenance of a consolidated fixed charge coverage ratio of 1.2 and a funded debt (debt balance plus a calculation based on operating lease payments) to EBITDAR ratio of 5.5, contain cross default and cross collateralization provisions and do not contain either individual restaurant fixed charge ratio requirements or provisions for prepayment penalties beyond the second year. Fixed charge coverage ratios are calculated by dividing the cash flow before rent and debt service for the previous 12 months by the debt service and rent due in the coming 12 months. The consolidated and individual coverage ratios are computed quarterly. As of August 17, 2008, the Company was in compliance with the consolidated fixed charge coverage ratio of 1.2. However, as of August 17, 2008, the Company was not in compliance with the individual fixed charge coverage ratio on certain of its restaurant properties and has obtained waivers of these violations.
On May 30, 2008, the Company completed a set of financing transactions involving: 1) the sale leaseback of five of its restaurant properties, 2) equipment debt supported by five additional restaurants and 3) the payment, before their maturity, of nine existing loans secured by certain of the properties. The Company retired approximately $1,532,000 of debt, paid $222,000 of prepayment charges and administrative fees and wrote off approximately $31,000 of deferred financing costs associated with the loans being retired early. The Company received approximately $5,188,000 of proceeds from the sale leasebacks, net of origination fees and costs, and approximately $2,961,000 of net proceeds from the equipment loan. In order to facilitate the sale leaseback transaction, the Company also purchased, for $350,000, a parcel, which it previously leased, adjacent to one of the restaurant locations. After restructuring the property, the Company intends to sell it. The leases are structured as operating leases and have a primary term of 18 years with annual rent ranging from approximately $448,000 to $577,000. The loan has a variable rate based on a spread over 90 day LIBOR, a term of five years and an amortization of ten years. The Company will use the remaining proceeds of the transactions for general corporate purposes, including funding of its image enhancement program. Additionally, the Company paid, before their maturity, four other fixed rate loans having a total principal balance of $919,000. In doing so, the Company incurred $165,000 of prepayment penalties and wrote off $9,000 of deferred financing costs related to the loans.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Certain of the Company’s debt comprising approximately $15.1 million of principal balance has a variable rate which is adjusted monthly. A one percent increase in variable rate base (90 day LIBOR) of the loans at the beginning of the year would cost the Company approximately $151,000 in additional annual interest costs. The Company may choose to offset all, or a portion of the risk through the use of interest rate swaps. The Company’s remaining borrowings are at fixed interest rates, and accordingly the Company does not have market risk exposure for fluctuations in interest rates relative to those loans. The Company does not enter into derivative financial investments for trading or speculation purposes. Also, the Company is subject to volatility in food costs as a result of market risk and we manage that risk through the use of a franchisee purchasing cooperative which uses longer term purchasing contracts. Our ability to recover increased costs through higher pricing is, at times, limited by the competitive environment in which we operate. The Company believes that its market risk exposure is not material to the Company’s financial position, liquidity or results of operations.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of August 17, 2008, an evaluation was performed under the supervision and with the participation of the Company’s management, including the chief executive officer (CEO) and chief financial officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)). Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of August 17, 2008.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and a5d-15(f) of the Exchange Act) during the quarter ended August 17, 2008 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

None
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
The Company’s annual meeting of shareholders was held on June 27, 2008 and voting was conducted on the following proposals:
Proposal 1 — The election of seven Directors. The following seven Directors were elected:

		WITHHOLD/
NAME	FOR	ABSTAIN

Leonard Stein-Sapir	2,171,540	132,784
Lawrence S. Dolin	2,171,624	132,700
Bahman Guyuron, M.D.	2,171,540	132,784
Kenneth L. Hignett	2,171,640	132,684
Steven S. Kaufman	2,171,640	132,684
Bernard Lerner	2,171,640	132,684
James J. Liguori	2,171,640	132,684
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
October 1, 2008

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