Form 10-Q/A
period 2008-08-17
MORGANS FOODS INC
filed 2008-10-03
CIK 68145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q/A
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

Explanatory Note:
This amended report on Form 10-Q/A is being filed to correct certain language in the Liquidity and Capital Resources discussion in Part I, Item 2 dealing with cash provided by (used in) operations and capital expenditures.
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
MORGAN’S FOODS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Quarter Ended
	August 17, 2008	August 12, 2007
Revenues	$23,049,000	$22,877,000

Cost of sales:
Food, paper and beverage	7,506,000	6,977,000
Labor and benefits	6,557,000	6,196,000
Restaurant operating expenses	6,041,000	5,727,000
Depreciation and amortization	791,000	661,000
General and administrative expenses	1,364,000	1,380,000
Loss (gain) on restaurant assets	(9,000)	8,000

Operating income	799,000	1,928,000
Interest expense:
Prepayment and deferred financing costs	428,000	—
Bank debt and notes payable	734,000	803,000
Capital leases	27,000	29,000
Other income and expense, net	(79,000)	(128,000)

Income (loss) before income taxes	(311,000)	1,224,000
Provision for income taxes	330,000	354,000

Net income (loss)	$(641,000)	$870,000

Basic net income (loss) per common share:	$(0.22)	$0.30

Diluted net income (loss) per common share:	$(0.22)	$0.29

Basic weighted average number of shares outstanding	2,934,995	2,888,999
Diluted weighted average number of shares outstanding	2,944,450	2,960,272
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

	(UNAUDITED)
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

MORGAN’S FOODS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Twenty-four Weeks Ended
	August 17, 2008	August 12, 2007
Cash flows from operating activities:
Net (loss) income	$(547,000)	$1,700,000
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	1,564,000	1,315,000
Amortization of deferred financing costs	59,000	48,000
Amortization of supply agreement advances	(473,000)	(487,000)
Funding from supply agreements	38,000	107,000
Decrease in deferred tax assets	362,000	445,000
Increase in deferred tax liabilities	110,000	211,000
Gain on restaurant assets	(4,000)	(8,000)
Changes in assets and liabilities:
Decrease (increase) in receivables	18,000	(55,000)
Increase in inventories	(32,000)	(59,000)
Decrease in prepaid expenses	297,000	185,000
Increase (decrease) in accounts payable	(840,000)	551,000
Increase in accrued liabilities and other	(819,000)	269,000

Net cash provided by (used in) operating activities	(267,000)	4,222,000

Cash flows from investing activities:
Capital expenditures	(2,956,000)	(2,263,000)
Proceeds from sale/leasebacks	1,972,000	—

Net cash used in investing activities	(984,000)	(2,263,000)

Cash flows from financing activities:
Proceeds from long-term borrowings	3,000,000	—
Principal payments on long-term debt	(1,532,000)	(1,488,000)
Principal payments on capital lease obligations	(13,000)	(16,000)
Bank debt repayment in advance	(2,451,000)	—
Cash received for exercise of stock options	—	220,000
Deferred gain on sale/leaseback transactions	3,216,000	—

Net cash provided by (used in) financing activities	2,220,000	(1,284,000)

Net change in cash and equivalents	969,000	675,000
Cash and equivalents, beginning balance	6,428,000	7,829,000

Cash and equivalents, ending balance	$7,397,000	$8,504,000

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
Revenues. The revenue increase of $172,000 in the quarter ended August 17, 2008 as compared to the comparable year earlier period was the result of a minor 0.2% increase in comparable restaurant revenues and the addition of a KFC/Taco Bell restaurant partially offset by the permanent closing of two restaurants, one of which was a Taco Bell restaurant that was replaced by the new KFC/Taco Bell. The comparable restaurant revenue decline of 2.2% in the twenty-four weeks ended August 17, 2008 from the twenty-four weeks ended August 12, 2007 was primarily the result of weak product promotions by the KFC system during the second quarter of the current fiscal year including the Toasted Wrap as well as difficult economic conditions for consumers in our market areas.
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
Liquidity and Capital Resources. Cash used in operating activities was $267,000 for the twenty-four weeks ended August 17, 2008 compared to cash provided by operating activities of $4,222,000 for the twenty-four weeks ended August 12, 2007. The decrease in operating cash flow resulted primarily from a decrease in net income which included refinancing costs. The Company paid scheduled long-term bank and capitalized lease debt of $1,545,000 in the first twenty-four weeks of fiscal 2009 compared to payments of $1,504,000 for the comparable period in fiscal 2008. Capital expenditures in the twenty-four weeks ended August 17, 2008 were $2,956,000, compared to $2,263,000 for the comparable period in fiscal 2008 as the Company has continued its image enhancement activity into fiscal 2009 to meet the requirements of its franchise agreements. Capital expenditure activity is discussed in more detail in Note 5 to the consolidated financial statements. The Company owns the land and building of a closed KFC restaurant and the land and building adjacent to another of its restaurants, both of which are listed for sale and are shown on the Company’s consolidated balance sheets as Assets Held for Sale as of August 17, 2008.
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
October 3, 2008

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