Form 10-Q
period 2008-11-09
MORGANS FOODS INC
filed 2008-12-24
CIK 68145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended November 9, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of December 22, 2008, the issuer had 2,934,995 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
MORGAN’S FOODS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Quarter Ended
	November 9, 2008	November 4, 2007

Revenues	$21,967,000	$22,282,000

Cost of sales:
Food, paper and beverage	7,236,000	6,806,000
Labor and benefits	6,301,000	6,356,000
Restaurant operating expenses	5,595,000	5,716,000
Depreciation and amortization	789,000	678,000
General and administrative expenses	1,188,000	1,522,000
Loss (gain) on restaurant assets	(9,000)	84,000

Operating income	867,000	1,120,000
Interest expense:
Bank debt and notes payable	716,000	787,000
Capital leases	26,000	29,000
Other income, net	(56,000)	(123,000)

Income before income taxes	181,000	427,000
Provision for income taxes	248,000	266,000

Net income (loss)	$(67,000)	$161,000

Basic net income (loss) per common share:	$(0.02)	$0.05

Diluted net income (loss) per common share:	$(0.02)	$0.05

Basic weighted average number of shares outstanding	2,934,995	2,934,995
Diluted weighted average number of shares outstanding	2,939,126	2,977,260
See notes to these consolidated financial statements.

MORGAN’S FOODS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Thirty-six Weeks Ended
	November 9, 2008	November 4, 2007

Revenues	$66,769,000	$67,809,000

Cost of sales:
Food, paper and beverage	21,706,000	20,722,000
Labor and benefits	19,096,000	18,603,000
Restaurant operating expenses	17,123,000	17,016,000
Depreciation and amortization	2,353,000	1,993,000
General and administrative expenses	3,902,000	4,282,000
Loss (gain) on restaurant assets	(13,000)	76,000

Operating income	2,602,000	5,117,000
Interest expense:
Prepayment fees and deferred financing costs	428,000	—
Bank debt and notes payable	2,274,000	2,437,000
Capital leases	79,000	87,000
Other income, net	(225,000)	(295,000)

Income before income taxes	46,000	2,888,000
Provision for income taxes	660,000	1,027,000

Net income (loss)	$(614,000)	$1,861,000

Basic net income (loss) per common share:	$(0.21)	$0.64

Diluted net income (loss) per common share:	$(0.21)	$0.62

Basic weighted average number of shares outstanding	2,934,995	2,916,995
Diluted weighted average number of shares outstanding	2,947,157	2,982,685
See notes to these consolidated financial statements

MORGAN’S FOODS, INC.
CONSOLIDATED BALANCE SHEETS

	November 9, 2008	March 2, 2008
	UNAUDITED
ASSETS
Current assets:
Cash and equivalents	$6,227,000	$6,428,000
Receivables	427,000	423,000
Inventories	754,000	755,000
Prepaid expenses	631,000	679,000
Assets held for sale	678,000	—

	8,717,000	8,285,000
Property and equipment:
Land	9,969,000	10,798,000
Buildings and improvements	21,129,000	22,588,000
Property under capital leases	1,314,000	1,314,000
Leasehold improvements	10,908,000	10,110,000
Equipment, furniture and fixtures	20,211,000	21,047,000
Construction in progress	727,000	1,193,000

	64,258,000	67,050,000
Less accumulated depreciation and amortization	30,162,000	31,620,000

	34,096,000	35,430,000

Other assets	684,000	837,000
Franchise agreements, net	1,314,000	1,417,000
Deferred tax asset	349,000	766,000
Goodwill	9,227,000	9,227,000

	$54,387,000	$55,962,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Long-term debt, current	$3,069,000	$3,190,000
Current maturities of capital lease obligations	37,000	34,000
Accounts payable	4,551,000	5,718,000
Accrued liabilities	3,500,000	4,678,000

	11,157,000	13,620,000

Deferred tax liabilities	2,149,000	1,853,000
Long-term debt	34,195,000	35,789,000
Long-term capital lease obligations	1,121,000	1,144,000
Other long-term liabilities	3,906,000	1,083,000

SHAREHOLDERS’ EQUITY
Preferred shares, 1,000,000 shares authorized, no shares outstanding
Common stock, no par value
Authorized shares — 25,000,000
Issued shares — 2,969,405	30,000	30,000
Treasury shares — 34,410	(81,000)	(81,000)
Capital in excess of stated value	29,344,000	29,344,000
Accumulated deficit	(27,434,000)	(26,820,000)

Total shareholders’ equity	1,859,000	2,473,000

	$54,387,000	$55,962,000

See notes to these consolidated financial statements.

MORGAN’S FOODS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

					Capital in		Total
	Common Shares		Treasury Shares		excess of	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	stated value	Deficit	Equity

Balance March 2, 2008	2,969,405	$30,000	34,410	$(81,000)	$29,344,000	$(26,820,000)	$2,473,000
Net loss						(614,000)	(614,000)

Balance November 9, 2008	2,969,405	$30,000	34,410	$(81,000)	$29,344,000	$(27,434,000)	$1,859,000

See notes to these consolidated financial statements.

MORGAN’S FOODS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Thirty-six Weeks Ended
	November 9, 2008	November 4, 2007

Cash flows from operating activities:
Net (loss) income	$(614,000)	$1,861,000
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	2,353,000	1,993,000
Amortization of deferred financing costs	86,000	71,000
Amortization of supply agreement advances	(706,000)	(487,000)
Funding from supply agreements	82,000	107,000
Decrease in deferred tax assets	417,000	679,000
Increase in deferred tax liabilities	296,000	276,000
(Gain) loss on restaurant assets	(13,000)	76,000
Changes in assets and liabilities:
Increase in receivables	(4,000)	(165,000)
Decrease (increase) in inventories	1,000	(22,000)
Decrease (increase) in prepaid expenses	48,000	(24,000)
Decrease in other assets	67,000	30,000
Increase (decrease) in accounts payable	(1,167,000)	489,000
Decrease in accrued liabilities and other	(910,000)	(507,000)

Net cash provided by (used in) operating activities	(64,000)	4,377,000

Cash flows from investing activities:
Capital expenditures	(3,581,000)	(4,821,000)
Proceeds from sale of fixed assets	—	3,000
Purchase of franchise agreement	(9,000)	(44,000)
Proceeds from sale/leasebacks	1,972,000	—

Net cash used in investing activities	(1,618,000)	(4,862,000)

Cash flows from financing activities:
Proceeds from long-term borrowings	3,000,000	—
Principal payments on long-term debt	(2,264,000)	(2,202,000)
Principal payments on capital	—	—
lease obligations	(20,000)	(23,000)
Bank debt repayment in advance	(2,451,000)	—
Cash received for exercise of stock options	—	220,000
Deferred gain on sale/leaseback transactions	3,216,000	—

Net cash provided by (used in) financing activities	1,481,000	(2,005,000)

Net change in cash and equivalents	(201,000)	(2,490,000)
Cash and equivalents, beginning balance	6,428,000	7,829,000

Cash and equivalents, ending balance	$6,227,000	$5,339,000

Interest paid was $2,383,000 and $2,522,000 in the first 36 weeks of fiscal 2009 and 2008, respectively
Cash payments for income taxes were $35,000 and $270,000 in the first 36 weeks of fiscal 2009 and 2008, respectively
See notes to these consolidated financial statements.

MORGAN’S FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS
The interim consolidated financial statements of Morgan’s Foods, Inc. (the “Company”) have been prepared without audit. In the opinion of Company management, all adjustments have been included. Unless otherwise disclosed, all adjustments consist only of normal recurring adjustments necessary for a fair statement of results of operations for the interim periods. These unaudited financial statements have been prepared using the same accounting principles that were used in preparation of the Company’s annual report on Form 10-K for the year ended March 2, 2008. Certain prior period amounts have been reclassified to conform to current period presentations. The results of operations for the quarter ended November 9, 2008 are not necessarily indicative of the results to be expected for the full year. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the fiscal year ended March 2, 2008.
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
NOTE 3 — DEBT
The Company’s fixed rate debt arrangements require the maintenance of a consolidated fixed charge coverage ratio of 1.2 to 1 regarding all of the Company’s loans, cross default and cross collateralization provisions and many require the maintenance of individual restaurant fixed charge coverage ratios of between 1.2 and 1.5 to 1. The Company’s variable rate loans of which approximately $14.9 million is outstanding at November 9, 2008, require the maintenance of a consolidated fixed charge coverage ratio of 1.2 and a funded debt (debt balance plus a calculation based on operating lease payments) to EBITDAR ratio of 5.5, contain cross default and cross collateralization provisions and do not contain either individual restaurant fixed charge ratio requirements or provisions for prepayment penalties beyond the second year. Fixed charge coverage ratios are calculated by dividing the cash flow before rent and debt service for the previous 12 months by the debt service and rent due in the coming 12 months. The consolidated and individual coverage ratios are computed quarterly. During the preparation of third quarter reports, a clerical error was discovered in the second quarter covenant calculations which caused the Company to not be in compliance with its consolidated fixed charge coverage requirement and with the funded debt to EBITDAR ratio at the quarter ended August 17, 2008. Waivers of those requirements have been obtained. The company’s Form 10-Q for the quarter ended August 17, 2008 incorrectly stated that the Company was in compliance with the consolidated fixed charge coverage ratio as of August 17, 2008. As of November 9, 2008, the Company was not in compliance with the consolidated fixed charge coverage ratio of 1.2 to 1 and with the funded debt to EBITDAR ratio of 5.5 but has obtained waivers of those requirements. In order to obtain the waivers, the Company paid certain fees and agreed to specific modifications to certain of its loans which include the granting of additional collateral and increases to rates. Also, as of November 9, 2008, the Company was not in compliance with the individual fixed charge coverage ratio on certain of its restaurant properties and has also obtained waivers of these requirements.
NOTE 4 — STOCK OPTIONS
On April 2, 1999, the Board of Directors of the Company approved a Stock Option Plan for Executives and Managers. Under the plan 145,500 shares were reserved for the grant of options. The Stock Option Plan for Executives and Managers provides for grants to eligible participants of nonqualified stock options only. The exercise price for any option awarded under the Plan is required to be not less than 100% of the fair market value of the shares on the date that the option is granted. Options are granted by the Stock Option Committee of the Company. Options for 145,150 shares were granted to executives and managers of the Company on April 2, 1999 at an exercise price of $4.125. The plan provides that the options are exercisable after a vesting period of 6 months and that each option expires 10 years after its date of issue.
At the Company’s annual meeting on June 25, 1999 the shareholders approved the Key Employees Stock Option Plan. This plan allows the granting of options covering 291,000 shares of stock and has essentially the same provisions as the Stock Option Plan for Executives and Managers which was discussed above. Options for 129,850 shares were granted to executives and managers of the Company on January 7, 2000 at an exercise price of $3.00. Options for 11,500 shares were granted to executives on April 27, 2001 at an exercise price of $.85. Options for 150,000 common shares were granted on November 6, 2008 at the closing price on that day of $1.50 per share. The options vest six months after issue and expire ten years after issue.
As of November 9, 2008, 220,000 options were outstanding and 70,000 were fully vested and exercisable at a weighted average exercise price of $4.00 per share. As of November 9, 2008, no options were available for grant.
     The following table summarizes information about stock options outstanding at November 9, 2008:

Exercise Prices	Outstanding 11-9-08	Average Life	Number Exercisable

$3.000	7,500	1.2	7,500
4.125	62,500	0.4	62,500
1.500	150,000	10.0	—

	220,000	7.0	70,000
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

Number of Units	Period	Type	Total (1)	Required (2)	Additional (3)
4	Fiscal 2010	IE	$1,350,000	$1,190,000	$160,000
1	Fiscal 2010	Relo (4)	750,000	750,000	—
19	Fiscal 2011	IE	6,080,000	5,320,000	760,000
1	Fiscal 2011	Relo (4)	1,400,000	1,400,000	—
1	Fiscal 2015	Rebuild	1,000,000	1,000,000	—
4	Fiscal 2015	Relo (4)	5,600,000	5,600,000	—
1	Fiscal 2016	Relo (4)	1,400,000	1,400,000	—
4	Fiscal 2020	Relo (4)	5,600,000	5,600,000	—
2	Fiscal 2020	Rebuild	2,000,000	2,000,000	—

37	Total		$25,180,000	$24,260,000	$920,000

(1)	These amounts are based on current construction costs and actual costs may vary.

(2)	These amounts include only the items required to meet the franchisor’s image requirements.

(3)	These amounts are for capital upgrades performed on or which may be performed on the image enhanced restaurants which were or may be deemed by the Company to be advantageous to the operation of the units and which may be done at the time of the image enhancement.
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
NOTE 6 —ASSETS HELD FOR SALE
The Company owns the land and building of two closed KFC restaurants and the land and building adjacent to another of its restaurants, all of which are listed for sale and are shown on the Company’s consolidated balance sheet as Assets Held for Sale as of November 9, 2008.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Description of Business. Morgan’s Foods, Inc. (“the Company”), which was formed in 1925, operates through wholly-owned subsidiaries KFC restaurants under franchises from KFC Corporation, Taco Bell restaurants under franchises from Taco Bell Corporation, Pizza Hut Express restaurants under licenses from Pizza Hut Corporation and an A&W restaurant under a license from A&W Restaurants, Inc. As of December 22, 2008, the Company operates 70 KFC restaurants, 6 Taco Bell restaurants, 13 KFC/Taco Bell “2n1’s” under franchises from KFC Corporation and franchises or licenses from Taco Bell Corporation, 3 Taco Bell/Pizza Hut Express “2n1’s” under franchises from Taco Bell Corporation and licenses from Pizza Hut Corporation, 1 KFC/Pizza Hut Express “2n1” under a franchise from KFC Corporation and a license from Pizza Hut Corporation and 1 KFC/A&W “2n1” operated under a franchise from KFC Corporation and a license from A&W Restaurants, Inc. The Company’s fiscal year is a 52 — 53 week year ending on the Sunday nearest the last day of February.

Summary of Expenses and Operating Income as a Percentage of Revenues

	Quarter Ended		Thirty-six Weeks Ended
	November 9, 2008	November 4, 2007	November 9, 2008	November 4, 2007

Cost of sales:
Food, paper and beverage	32.9%	30.5%	32.5%	30.6%
Labor and benefits	28.7%	28.5%	28.6%	27.4%
Restaurant operating expenses	25.5%	25.7%	25.6%	25.1%
Depreciation and amortization	3.6%	3.0%	3.5%	2.9%
General and administrative expenses	5.4%	6.8%	5.8%	6.3%
Operating income	3.9%	5.0%	3.9%	7.5%
Revenues. The revenue decrease of $315,000 in the quarter ended November 9, 2008 compared to the quarter ended November 4, 2007 was primarily the result of a 0.9% decrease in comparable restaurant revenues and the permanent closing of one restaurant and the temporary closing of another to facilitate relocation to a new facility. The $1,040,000 decrease in revenues for the thirty-six weeks ended November 9, 2008 from the comparable year earlier period was mainly the result of a decline in comparable restaurant revenue of 1.5%. This decline was primarily the result of weak product promotions by the KFC system during the second quarter of the current fiscal year including the Toasted Wrap as well as difficult economic conditions for consumers in our market areas during the entire current year to date.
Cost of Sales — Food, Paper and Beverage. Food, paper and beverage costs increased as a percentage of revenue to 32.9% for the quarter ended November 9, 2008 compared to 30.5% for the quarter ended November 4, 2007. The increase in the current year quarter was primarily the result of rapidly increasing commodity costs coupled with relatively flat average restaurant volumes. The Company was unable to implement menu price increases rapidly enough to offset the rising costs. Food, paper and beverage costs for the thirty-six weeks ended November 9, 2008 increased to 32.5% compared to 30.6% in the prior year period for the reasons discussed above.
Cost of Sales — Labor and Benefits. Labor and benefits were largely unchanged as a percentage of revenue for the quarter ended November 9, 2008 to 28.7% compared to 28.5% for the year earlier quarter. Labor and benefits increased to 28.6% of revenues for the thirty-six weeks ended November 9, 2008 compared to 27.4% in the comparable prior year period primarily due to increases in the minimum wage in substantially all of the areas in which the Company operates coupled with relatively flat average restaurant volumes.
Restaurant Operating Expenses. Restaurant operating expenses were relatively unchanged as a percentage of revenue at 25.5% in the third quarter of fiscal 2009 compared to 25.7% in the third quarter of fiscal 2008. For the thirty-six weeks ended November 9, 2008, restaurant operating expenses increased to 25.6% from 25.1% in the comparable prior year period primarily due to increases in utilities and advertising expenses.
Depreciation and Amortization. Depreciation and amortization increased to $789,000 in the quarter and $2,353,000 in the thirty-six weeks ended November 9, 2008 compared to $678,000 for the quarter and $1,993,000 for the thirty-six weeks ended November 4, 2007 primarily due to the additional depreciation related to capital additions made during the prior fiscal year.
General and Administrative Expenses. General and administrative expenses decreased to $1,188,000 in the third quarter and $3,902,000 for the first thirty-six weeks of fiscal 2009 compared to $1,522,000 in the third quarter and $4,282,000 for the first thirty-six weeks of fiscal 2008, as a result of a reduction in salaried positions, a decrease in bonus expense, lower hiring and training expenses, and a reduction in our accounting and legal professional services due to the completion of our Sarbanes Oxley Section 404 project, and having no significant active litigation during the current year periods.
Loss (gain) on Restaurant Assets. The Company experienced a gain on restaurant assets of $9,000 for the third quarter of fiscal 2009 compared to a loss of $84,000 for the third quarter of fiscal 2008. The amounts contain reductions in the reserve for closed restaurant locations, offset by losses on property disposed during restaurant remodeling. The gain on restaurant assets was $13,000 for the first thirty-six weeks of fiscal 2009 compared to a loss of $76,000 for the first thirty-six weeks of fiscal 2008, primarily reflecting the same elements as the quarter amounts discussed above.
Operating Income. Operating income in the third quarter of fiscal 2009 decreased to $867,000, or 3.9% of revenues, compared to $1,120,000, or 5.0% of revenues, for the third quarter of fiscal 2008 primarily due to increases in food, paper and beverage costs. Operating income for the thirty-six weeks ended November 9, 2008 declined to $2,602,000, or 3.9% of revenues, from $5,117,000, or 7.5% of revenues, for the thirty-six weeks ended November 4, 2007 primarily due to the increase in food costs, labor costs, and operating expenses.

Interest Expense. Interest expense on bank debt and notes payable decreased to $716,000 in the third quarter of fiscal 2009 from $787,000 in the third quarter of fiscal 2008 due to lower interest rates on debt which was refinanced during the fiscal 2008 fourth quarter and the fiscal 2009 second quarter. Interest expense on bank debt and notes payable for the thirty-six weeks ended November 9, 2008 was $2,274,000 compared to $2,437,000 for the comparable prior year period primarily for the reasons discussed above.
Other Income. Other income decreased to $56,000 for the third quarter and $225,000 for the first thirty-six weeks of fiscal 2009 from $123,000 for the third quarter and $295,000 for the first thirty-six weeks of fiscal 2008. The decreases were primarily due to decreased interest on invested cash balances.
Provision for Income Taxes. The provision for income taxes for the quarter ended November 9, 2008 was $248,000 on pre-tax income of $181,000 compared to $266,000 on pre-tax income of $427,000 for the comparable prior year period. The provision for income taxes is recorded at the Company’s projected annual effective tax rate and consists of a current tax provision of $7,000 and a deferred tax provision of $241,000. The deferred tax provision consists of deferred income taxes on ordinary income of $75,000 and deferred income taxes of $166,000 as a result of a change in the estimate of the future realization of various deferred items. The changes in deferred taxes are non-cash items and do not affect the Company’s cash flow or cash balances. The components of the tax provision of $660,000 for the thirty-six weeks ended November 9, 2008 were a current tax benefit of $52,000 and a deferred tax provision of $712,000. The current tax benefit is primarily the result of available employment tax credits that can be carried back to offset taxes previously paid. The deferred tax provision consists of deferred income taxes on ordinary income of $221,000, deferred income taxes of $667,000, primarily the result of a change in the estimate of the future realization of various deferred items offset by a deferred tax benefit of $176,000 associated with the prepayment and deferred financing costs incurred during the thirty-six weeks ended November 9, 2008.
Liquidity and Capital Resources. Cash used in operating activities was $64,000 for the thirty-six weeks ended November 9, 2008 compared to cash provided by operating activities of $4,377,000 for the thirty-six weeks ended November 4, 2007. The decrease in operating cash flow resulted primarily from a decrease in net income which included refinancing costs in the current year and decreases in accounts payable and accrued expenses. The Company paid scheduled long-term bank and capitalized lease debt of $2,284,000 in the first thirty-six weeks of fiscal 2009 compared to payments of $2,225,000 for the comparable period in fiscal 2008. Capital expenditures in the thirty-six weeks ended November 9, 2008 were $3,581,000, compared to $4,821,000 for the comparable period in fiscal 2008 as the Company has continued its image enhancement activity into fiscal 2009 to meet the requirements of its franchise agreements. Capital expenditure activity is discussed in more detail in Note 5 to the consolidated financial statements. The Company owns the land and building of two closed KFC restaurants and the land and building adjacent to another of its restaurants, all of which are listed for sale and are shown on the Company’s consolidated balance sheets as Assets Held for Sale as of November 9, 2008.
The Company’s fixed rate debt arrangements require the maintenance of a consolidated fixed charge coverage ratio of 1.2 to 1 regarding all of the Company’s loans, cross default and cross collateralization provisions and many require the maintenance of individual restaurant fixed charge coverage ratios of between 1.2 and 1.5 to 1. The Company’s variable rate loans of which approximately $14.9 million is outstanding at November 9, 2008, require the maintenance of a consolidated fixed charge coverage ratio of 1.2 and a funded debt (debt balance plus a calculation based on operating lease payments) to EBITDAR ratio of 5.5, contain cross default and cross collateralization provisions and do not contain either individual restaurant fixed charge ratio requirements or provisions for prepayment penalties beyond the second year. Fixed charge coverage ratios are calculated by dividing the cash flow before rent and debt service for the previous 12 months by the debt service and rent due in the coming 12 months. The consolidated and individual coverage ratios are computed quarterly. During the preparation of third quarter reports, a clerical error was discovered in the second quarter covenant calculations which caused the Company to not be in compliance with its consolidated fixed charge coverage requirement and with the funded debt to EBITDAR ratio at the quarter ended August 17, 2008. Waivers of those requirements have been obtained. The company’s Form 10-Q for the quarter ended August 17, 2008 incorrectly stated that the Company was in compliance with the consolidated fixed charge coverage ratio as of August 17, 2008. As of November 9, 2008, the Company was not in compliance with the consolidated fixed charge coverage ratio of 1.2 to 1 and with the funded debt to EBITDAR ratio of 5.5 but has obtained waivers of those requirements. In order to obtain the waivers, the Company paid certain fees and agreed to specific modifications to certain of its loans which include the granting of additional collateral and increases to rates. Also, as of November 9, 2008, the Company was not in compliance with the individual fixed charge coverage ratio on certain of its restaurant properties and has also obtained waivers of these requirements.
The Company’s image enhancement requirements have created an unusually active construction schedule in which there has been at least one restaurant closed in most weeks of the first and second quarters of the Company’s current fiscal year. For each week that a restaurant is closed, the Company loses approximately $20,000 in revenue and $5,000 of profit. In addition, the management team of each closed restaurant either fills in at a restaurant nearby or engages in non-revenue generating activities to prepare for reopening and this has a negative impact on the overall labor cost of the Company. Also, in closing and reopening a restaurant, certain amounts of food and shortening are lost to waste, having a negative impact on the Company’s food cost.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Certain of the Company’s debt comprising approximately $14.9 million of principal balance has a variable rate which is adjusted monthly. A one percent increase in variable rate base (90 day LIBOR) of the loans at the beginning of the year would cost the Company approximately $149,000 in additional annual interest costs. The Company may choose to offset all, or a portion of the risk through the use of interest rate swaps. The Company’s remaining borrowings are at fixed interest rates, and accordingly the Company does not have market risk exposure for fluctuations in interest rates relative to those loans. The Company does not enter into derivative financial investments for trading or speculation purposes. Also, the Company is subject to volatility in food costs as a result of market risk and we manage that risk through the use of a franchisee purchasing cooperative which uses longer term purchasing contracts. Our ability to recover increased costs through higher pricing is, at times, limited by the competitive environment in which we operate. The Company believes that its market risk exposure is not material to the Company’s financial position, liquidity or results of operations.
Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
As of November 9, 2008, an evaluation was performed under the supervision and with the participation of the Company’s management, including the chief executive officer (CEO) and chief financial officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)). Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of November 9, 2008.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and a5d-15(f) of the Exchange Act) during the quarter ended November 9, 2008 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
December 24, 2008

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