Form 10-K
period 2009-03-01
MORGANS FOODS INC
filed 2009-06-01
CIK 68145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the fiscal year ended March 1, 2009                     Commission file number 1-08395
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
Common Shares, Without Par Value
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑
     Indicate by check mark whether the registration is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of August 17, 2008, the aggregate market value of the common stock held by nonaffiliates of the Registrant was $7,263,604.
     As of May 13, 2009, the Registrant had 2,934,995 common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates by reference certain information from the Definitive Proxy Statement for the 2009 annual meeting of shareholders to be held on June 26, 2009 and to be filed with the Securities and Exchange Commission about June 5, 2009.
PART I
ITEM 1. BUSINESS
General
Morgan’s Foods, Inc. (“the Company”), which was formed in 1925, operates through wholly-owned subsidiaries KFC restaurants under franchises from KFC Corporation, Taco Bell restaurants under franchises from Taco Bell Corporation, Pizza Hut Express restaurants under licenses from Pizza Hut Corporation and an A&W restaurant under a license from A&W Restaurants, Inc. As of May 22, 2009, the Company operates 68 KFC restaurants, 6 Taco Bell restaurants, 13 KFC/Taco Bell “2n1’s” under franchises from KFC Corporation and franchises or licenses from Taco Bell Corporation, 3 Taco Bell/Pizza Hut Express “2n1’s” under franchises from Taco Bell Corporation and licenses from Pizza Hut Corporation, 1 KFC/Pizza Hut Express “2n1” under a franchise from KFC Corporation and a license from Pizza Hut Corporation and 1 KFC/A&W “2n1” operated under a franchise from KFC Corporation and a license from A&W Restaurants, Inc. The Company’s fiscal year is a 52 — 53 week year ending on the Sunday nearest the last day of February.
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
Of the 92 KFC, Taco Bell and “2n1” restaurants operated by the Company as of May 22, 2009, 15 are located in Ohio, 56 in Pennsylvania, 11 in Missouri, 1 in Illinois, 7 in West Virginia and 2 in New York. The Company was one of the first KFC Corporation franchisees and has operated in excess of 20 KFC franchises for more than 25 years. Operations relating to these units are seasonal to a certain extent, with higher sales generally occurring in the summer months.
Franchise Agreements
All of the Company’s KFC and Taco Bell restaurants are operated under franchise agreements with KFC Corporation and Taco Bell Corporation, respectively. The Company’s KFC/Taco Bell “2n1” restaurants are operated under franchises from KFC Corporation and either franchises or licenses from Taco Bell Corporation. The Taco Bell/Pizza Hut Express “2n1’s” are operated under franchises from Taco Bell

Corporation and licenses from Pizza Hut Corporation. The KFC/Pizza Hut Express “2n1” restaurant is operated under a franchise from KFC Corporation and a license from Pizza Hut Corporation. The KFC/A&W “2n1” is operated under a franchise from KFC Corporation and a license from A&W Restaurants, Inc. The Company considers retention of these agreements to be important to the success of its restaurant business and believes that its relationships with KFC Corporation, Taco Bell Corporation, Pizza Hut Corporation and A&W Restaurants, Inc. are satisfactory. For further discussion of the requirements of the franchise and license agreements see “Other Contractual Obligations and Commitments” in Part II of this report.
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
Suppliers
The Company’s food is sourced from suppliers approved by its franchisors. Much of this purchasing is done through a franchisee owned cooperative and the Company contracts for the distribution of the goods to its restaurants primarily through McLane Foodservice, Inc.
Growth
The Company built a new KFC restaurant and relocated an existing KFC to that facility in fiscal 2009, and built a new KFC/Taco Bell “2n1” and relocated an existing Taco Bell to that facility in fiscal 2008.
Employees
As of May 13, 2009, the Company employed approximately 2,294 persons, including 51 administrative and 240 managerial employees. The balance are hourly employees, most of whom are part-time. None of the Company’s employees are represented by a labor union. The Company considers its employee relations to be satisfactory.
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
Image Enhancement and Capital Expenditure Requirements
The Company faces significant image enhancement and relocation requirements in future fiscal years as described under “Required Image Enhancements” in Part II of this report. There is no assurance that the Company will be able to obtain sale/leaseback or debt financing on terms which it finds reasonably acceptable to fund these obligations when due. Lack of acceptable financing could have a material adverse affect on the operations of the Company, including the loss of restaurants subject to enhancement or relocation requirements under applicable franchise agreements.
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
Of the 92 KFC, Taco Bell and “2n1” restaurants, the Company owns the land and building for 48 locations, owns the building and leases the land for 22 locations and leases the land and building for 22 locations. 47 of the owned properties are subject to mortgages. Additionally, the Company leases the land and building for one closed location and owns the land and building for four closed locations, two of which are subject to mortgages. Two of the closed locations are leased to an operator of an independent local restaurant concept. Remaining lease terms (including renewal options) range from 1 to 40 years and average approximately 13 years. These leases generally require the Company to pay taxes and utilities, to maintain casualty and liability insurance, and to keep the property in good repair. The Company pays annual rent for each leased KFC, Taco Bell or “2n1” restaurant in amounts ranging from $21,000 to $130,000. In addition, nine of these leases require payment of additional rentals based on a percentage of gross sales in excess of certain base amounts. Sales for eight KFC, Taco Bell and “2n1” restaurants exceeded the respective base amounts in fiscal 2009.
The Company believes that its restaurants are generally efficient, well equipped and maintained and in good condition.
ITEM 3. LEGAL PROCEEDINGS
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

Executive Officers of the Company
The Executive Officers and other Officers of the Company are as follows:

Name	Age	Position with Registrant	Officer Since

Executive Officers:

Leonard R. Stein-Sapir	70	Chairman of the Board and Chief Executive Officer	April 1989

James J. Liguori	60	President and Chief Operating Officer	June 1979

Kenneth L. Hignett	62	Senior Vice President- Chief Financial Officer & Secretary	May 1989

Other Officers:

Barton J. Craig	60	Senior Vice President- General Counsel	January 1994

Vincent J. Oddi	66	Vice President- Restaurant Development	September 1979

Ramesh J. Gursahaney	60	Vice President- Operations	January 1991
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

PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s Common Shares are traded over-the-counter under the symbol “MRFD”. The following table sets forth, for the periods indicated, the high and low sale prices of the Common Shares as reported.

	Price Range
	High	Low

Year ended March 1, 2009:

1st Quarter	$6.55	$5.30
2nd Quarter	5.51	4.10
3rd Quarter	5.00	1.50
4th Quarter	2.00	0.52

Year ended March 2, 2008:

1st Quarter	$12.90	$11.40
2nd Quarter	12.40	10.95
3rd Quarter	10.99	9.45
4th Quarter	10.95	6.55
As of May 13, 2009, the Company had approximately 809 shareholders of record. The Company has paid no dividends since fiscal 1975 and does not expect to have the ability to pay dividends in the foreseeable future.
Securities authorized for issuance under equity compensation plans are shown in the table below:

Equity Compensation Plan Information as of March 1, 2009
		Weighted	Number of shares
	Number of securities	average exercise	remaining for
	to be issued upon	price of	future issuance
	exercise of	outstanding	under equity
Plan Category	outstanding options	options	compensation plans

Equity Compensation plans approved by security holders	157,150	$1.63	—
Equity Compensation plans not approved by security holders	62,850	$2.99	—

Total	220,000	$2.016	—

Shareholder Return Performance Graph
Set forth below is a line graph comparing the cumulative total return on the Company’s Common Shares, assuming a $100 investment as of February 29, 2004, and based on the market prices at the end of each fiscal year, with the cumulative total return of the Standard & Poor’s Midcap 400 Stock Index and a restaurant peer group index composed of 19 restaurant companies each of which has a market capitalization comparable to that of the Company.
Comparison of Cumulative Five Year Total Return

	2004	2005	2006	2007	2008	2009
MORGANS FOODS INC	100	46	250	633	328	100
S&P MIDCAP 400 INDEX	100	113	133	149	137	80
RESTAURANT PEER GROUP	100	110	156	200	197	60
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

ITEM 6. SELECTED FINANCIAL DATA
The following selected financial information for each of the five fiscal years in the period ended March 1, 2009, is derived from, and qualified in its entirety by, the consolidated financial statements of the Company. The following selected financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included elsewhere in this report.

	Years Ended
	March 1,	March 2,	February 25,	February 26,	February 27,
	2009	2008	2007	2006	2005
$ in thousands, except per share amounts

Revenues	$92,485	$96,318	$91,248	$87,457	$80,960
Cost of sales:
Food, paper and beverage	29,695	29,524	27,981	27,146	25,222
Labor and benefits	26,850	27,404	24,798	23,186	22,803
Restaurant operating expenses	24,068	24,415	22,765	22,190	21,015
Depreciation and amortization	3,224	2,953	2,950	3,254	3,419
General and administrative expenses	5,740	6,111	5,428	5,133	4,870
Loss (gain) on restaurant assets	417	112	5	(715)	574

Operating income	2,491	5,799	7,321	7,263	3,057
Net income (loss)	(1,390)	414	3,527	3,437	(2,141)
Basic net income (loss) per comm. sh. (1)	(0.47)	0.14	1.29	1.26	(0.79)
Diluted net income (loss) per comm. sh. (1)	(0.47)	0.14	1.27	1.24	(0.79)
Working capital (deficiency)	(2,667)	(5,335)	(2,403)	(3,178)	(46,048)
Total assets	52,562	55,962	52,323	50,751	48,790
LT debt and capital lease (current portion)	3,070	3,224	2,941	3,140	43,695
Long-term debt (less current maturities)	33,182	35,789	34,445	37,357	—
Long-term capital lease obligations	1,105	1,144	1,299	1,194	368
Shareholders’ equity (deficiency)	1,171	2,473	1,839	(2,186)	(5,623)

(1)	Computed based upon the basic weighted average number of common shares outstanding during each year, which were 2,934,995 in 2009, 2,911,448 in 2008, 2,738,982 in 2007, 2,718,495 in 2006 and 2,718,495 in 2005 and the diluted weighted average number of common and common equivalent shares outstanding during each year, which were 2,943,415 in 2009, 2,968,654 in 2008, 2,767,478 in 2007, 2,778,524 in 2006 an 2,718,495 in 2005.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations
During fiscal 2008 through 2009 the Company operated KFC franchised restaurants, Taco Bell franchised restaurants and various “2n1” restaurants which include the KFC, Taco Bell, Pizza Hut and A&W concepts in the states of Illinois, Missouri, Ohio, Pennsylvania, West Virginia and New York. The average number of restaurants in operation during each fiscal year was 95 in 2009 and 97 in 2008.

Summary of Expenses and Operating Income as a Percentage of Revenues

	2009	2008

Cost of sales:
Food, paper and beverage	32.1%	30.7%
Labor and benefits	29.0%	28.5%
Restaurant operating expenses	26.0%	25.3%
Depreciation and amortization	3.5%	3.1%
General and administrative expenses	6.2%	6.3%
Operating income	2.7%	6.0%
Revenues
Revenue was $92,485,000 in fiscal 2009, a decrease of $3,833,000, or 4.0%, compared to fiscal 2008. The $3,833,000 decrease in restaurant revenues during fiscal 2009 was due mainly to a 2.6% decrease in comparable restaurant revenues, $1,830,000 in revenues in the fifty-third week of the Company’s 2008 fiscal year and $1,201,000 of revenue lost from restaurants either temporarily or permanently closed, partially offset by $1,019,000 of additional revenue from new restaurants. The decrease in comparable restaurant revenue resulted from difficult economic conditions in the Company’s geographic markets and the lack of effective new products and promotions from our franchisors.
Revenues for the 16 weeks ended March 1, 2009, were $25,716,000, a decrease of $2,793,000 compared to the 17 weeks ended March 2, 2008 primarily resulting from a 3.0% decrease in comparable restaurant revenues, $1,830,000 in revenues for the seventeenth week in the fourth quarter of the Company’s 2008 fiscal year and $515,000 of lost revenue from restaurants either temporarily or permanently closed, partially offset by $321,000 of revenue from a new restaurant.
Cost of Sales — Food, Paper and Beverage
Food, paper and beverage costs were $29,695,000, or 32.1% of revenues, in fiscal year 2009 compared to $29,524,000, or 30.7% of revenues, in fiscal year 2008. These results reflect the historically high levels of commodity prices during most of fiscal 2009 causing unusually high food costs compounded by lower average restaurant volumes resulting in reduced efficiency.
For the fourth quarter of fiscal 2009, food, paper and beverage costs increased as a percentage of revenues to 31.1% from 30.9% in the fourth quarter fiscal 2008. The increase of 0.2% was primarily caused by inefficiencies due to lower average restaurant volumes during the fiscal 2009 period.
Cost of Sales — Labor and Benefits
Labor and benefits increased to 29.0% of revenues or $26,850,000 in fiscal 2009 from 28.5% of revenues or $27,404,000 in fiscal 2008 primarily due to lower efficiency caused by lower average restaurant volumes.

Labor and benefit costs for the fourth quarter of fiscal 2009 decreased to 30.2% of revenues or $7,754,000 compared to 30.9% of revenues or $8,801,000 in fiscal 2008. This percentage decrease was primarily the result of more aggressive labor scheduling creating a reduction in hours worked.
Restaurant Operating Expenses
Restaurant operating expenses increased to 26.0% as a percentage of revenues or $24,068,000 in fiscal 2009 from 25.3% of revenues or $24,415,000 in fiscal 2008. The increase was primarily caused by higher rent due to the conversion of 5 previously owned locations to leased locations through sale/leaseback transactions as well as increases in operating supplies.
Restaurant operating expenses for the fourth quarter of fiscal 2009 increased as a percentage of revenues to 27.0% or $6,945,000 from 26.0% of revenues or $7,399,000 in the year earlier quarter. This increase was primarily caused by the items discussed above.
Depreciation and Amortization
Depreciation and amortization for fiscal 2009 at $3,224,000 was an increase from fiscal 2008 at $2,953,000. The increase was the result of $8,215,000 of capital additions in fiscal 2008 related primarily to the Company’s image enhancement program having a full year of depreciation expense during the 2009 fiscal year, as well as an additional $3,626,000 of capital additions in fiscal 2009.
Depreciation and amortization for the fourth quarter of fiscal 2009 was $871,000 compared to $960,000 for the fourth quarter of fiscal 2008. The decrease was primarily due to $57,000 of additional expense in the 2008 fiscal quarter because it contained 17 weeks compared to 16 for the current year quarter as well as lower depreciation from the movement of certain assets to assets held for sale and the sale of one location in the current year period.
General and Administrative Expenses
General and administrative expenses decreased to $5,740,000, or 6.2% of revenues, in fiscal 2009 from $6,111,000, or 6.3% of revenues, in fiscal 2008 primarily as a result of decreases in the number of salaried positions, lower bonuses paid out and lower field training expenses.
For the fourth quarter of fiscal 2009, general and administrative expenses were $1,838,000, or 7.2% of revenues compared to $1,829,000 or 6.4% of revenues in the fourth quarter of fiscal 2008. The results include $108,000 of additional expense for the seventeenth week in the 2008 quarter offset by $88,000 of stock based compensation expense and other minor expense increases in the 2009 quarter.
Loss on Restaurant Assets
The Company had a loss on restaurant assets of $417,000 in fiscal 2009 compared to $112,000 in fiscal 2008. The fiscal 2009 loss primarily reflects losses recognized for movements of fixed assets to assets held for sale and a charge of $245,000 for asset impairment write downs.

In the fourth quarter of fiscal 2009 the Company had a loss on restaurant assets of $430,000 compared to $36,000 in the fourth quarter of fiscal 2008. The increase is due to asset impairment write downs partially offset by the proceeds of the sale of one restaurant.
Operating Income
Operating income in fiscal 2009 decreased to $2,491,000 from $5,799,000 in fiscal 2008 primarily as a result of the items discussed above.
Interest Expense
     Prepayment and Deferred Financing Costs
During the second quarter of fiscal 2009, the Company completed a set of financing transactions involving: 1) the sale leaseback of five of its restaurant properties, 2) equipment debt supported by five additional restaurants and 3) the payment, before their maturity, of nine existing loans secured by certain of the properties. The Company retired approximately $1,532,000 of debt, paid $222,000 of prepayment charges and administrative fees and wrote off approximately $31,000 of unamortized deferred financing costs associated with the loans being retired early. The Company received approximately $5,188,000 of proceeds from the sale leasebacks, net of origination fees and costs, and approximately $2,961,000 of net proceeds from the equipment loan. In order to facilitate the sale leaseback transaction, the Company also purchased, for $350,000, a parcel, which it previously leased, adjacent to one of the restaurant locations. After restructuring the property, the Company has listed it for sale. The leases are structured as operating leases and have a primary term of 18 years with annual rent ranging from approximately $448,000 to $577,000. The equipment loan has a variable rate based on a spread over 90 day LIBOR, a term of five years and an amortization period of ten years. Additionally, the Company paid, before their maturity, four other fixed rate loans having a total principal balance of $919,000. In doing so, the Company incurred $165,000 of prepayment penalties and wrote off $9,000 of unamortized deferred financing costs related to the loans. In the fourth quarter of fiscal 2009 the Company sold a property and paid the debt before maturity to facilitate the sale. The debt balance was $298,000, prepayment and administrative expenses were $93,000 and unamortized deferred financing costs were $4,000. All of the deferred financing costs are non-cash charges.
During the fourth quarter of fiscal 2008 the Company completed the funding of two loan agreements totaling $12,600,000, the proceeds of which were used to retire $10,901,000 of debt before its scheduled maturity. This transaction is described in more detail in Note 5 to the consolidated financial statements. As a result of the early payment, the Company was required to pay prepayment penalties and administrative fees of $1,718,000 and write off $154,000 of unamortized deferred financing costs remaining from the origination of the loans in fiscal 2000. The deferred financing costs are a non-cash charge.
     Bank and Capitalized Lease Interest Expense
Interest expense on bank debt and notes payable decreased to $3,190,000 in fiscal 2009 from $3,472,000 in fiscal 2008. The decrease in interest expense for fiscal 2009 was the result of principal payments which reduced the outstanding debt balances and a reduction in the Company’s average interest rate due to the refinancing transactions in late fiscal 2008 and early fiscal 2009. Interest expense from capitalized lease debt decreased slightly to $111,000 in fiscal 2009 from $125,000 in fiscal 2008 as a result of the removal of a capitalized lease during the fourth quarter of fiscal 2008.
Other Income
Other income decreased to $336,000 in fiscal 2009 compared to $433,000 in fiscal 2008 primarily due to the reduced rate of return on the investment of available cash balances.
Provision for Income Taxes
The current tax provision consists of federal tax benefit of $(63,000) for fiscal 2009 and state and local taxes for fiscal 2009 and 2008 of $6,000 and $14,000, respectively. The current federal tax benefit is a result of employment tax credits that have been carried back to offset taxes previously paid. The deferred tax provision for fiscal 2009 and 2008 is $448,000 and $335,000, respectively and resulted from a change in the valuation allowance for deferred tax assets and an increase in deferred tax liabilities associated with indefinite lived intangible assets for book purposes.
Liquidity and Capital Resources
Cash flow activity for fiscal 2009 and 2008 is presented in the Consolidated Statements of Cash Flows. Cash used in operating activities was $98,000 for the year ended March 1, 2009 compared to cash provided by operating activities of $4,856,000 for the year ended March 2, 2008. The decrease in operating cash flow was primarily the result of lower net income, an increase in receivables and a decrease in accounts payable. The Company paid long-term bank debt of $5,769,000 in fiscal 2009, compared to payments of $13,691,000 in fiscal 2008, which included the refinancing of approximately $10,901,000 of existing debt. Proceeds from the issuance of long-term debt were $3,003,000 during fiscal 2009. There were no proceeds from stock option exercises in fiscal 2009, compared to $220,000 in fiscal 2008. Capital expenditures in fiscal 2009 were $3,626,000 compared to $8,215,000 in fiscal 2008. This decrease is primarily a result of 16 fewer restaurants being image enhanced during the current year. Capital expenditures for fiscal 2010 are expected to be approximately $1,500,000.
The Company’s debt arrangements require the maintenance of a consolidated fixed charge coverage ratio of 1.2 to 1 regarding all of the Company’s mortgage and equipment loans and the maintenance of individual restaurant fixed charge coverage ratios of between 1.2 and 1.5 to 1 on certain of the Company’s mortgage loans. Certain loans also require a consolidated funded debt (debt balance plus a calculation based on operating lease payments) to earnings before interest, taxes, depreciation, amortization and rent ratio of 5.5 or less. Fixed charge coverage ratios are calculated by dividing the cash flow before rent and debt service for the previous 12 months by the debt service and rent due in the coming 12 months. The consolidated and individual coverage ratios are computed quarterly. At the end of fiscal 2009, the Company was not in compliance with the consolidated fixed charge coverage ratio of 1.2 or with the funded debt to EBITDAR ratio of 5.5 but has obtained waivers of the non-compliance. Also, at the end of fiscal 2009 the Company was not in compliance with the individual fixed charge coverage ratio on 19 of its restaurant properties and has obtained waivers with respect to the non-compliance.

Market Risk Exposure
Certain of the Company’s debt comprising approximately $14.5 million of principal balance has a variable rate which is adjusted monthly. A one percent increase in variable rate base (90 day LIBOR) of the loans at the beginning of the year would cost the Company approximately $145,000 in additional annual interest costs. The Company may choose to offset all, or a portion of the risk through the use of interest rate swaps if they are available. The Company’s remaining borrowings are at fixed interest rates, and accordingly the Company does not have market risk exposure for fluctuations in interest rates relative to those loans. The Company does not enter into derivative financial investments for trading or speculation purposes. Also, the Company is subject to volatility in food costs as a result of market risk and we manage that risk through the use of a franchisee purchasing cooperative which uses longer term purchasing contracts. Our ability to recover increased costs through higher pricing is, at times, limited by the competitive environment in which we operate. The Company believes that its market risk exposure is not material to the Company’s financial position, liquidity or results of operations.
Other Contractual Obligations and Commitments
For KFC products, the Company is required to pay royalties of 4% of gross revenues and to expend an additional 5.5% of gross revenues on national and local advertising pursuant to its franchise agreements. For Taco Bell products in KFC/Taco “2n1” restaurants operated under license agreements from Taco Bell Corporation and franchise agreements from KFC Corporation, the Company is required to pay royalties of 10% of Taco Bell gross revenues and to make advertising fund contributions of 1/2% of Taco Bell gross revenues. For Taco Bell product sales in restaurants operated under Taco Bell franchises the Company is required to pay royalties of 5.5% of gross revenues and to expend an additional 4.5% of gross revenues on national and local advertising. For Pizza Hut products in Taco Bell/Pizza Hut Express “2n1” restaurants the Company is required to pay royalties of 5.5% of Pizza Hut gross revenues and to expend an additional 4.5% of Pizza Hut gross revenues on national and local advertising. For A&W products in “2n1” restaurants the Company is required to pay royalties of 7% of A&W gross revenues and to expend an additional 4% of A&W gross revenues on national and local advertising. Total royalties and advertising, which are included in the Consolidated Statements of Operations as part of restaurant operating expenses, were $9,433,000 and $9,569,000 in fiscal 2009 and 2008, respectively.

Contractual Obligations	2010	2011	2012	2013	2014	Thereafter

Long-term debt, including current	$3,031	$3,188	$3,388	$12,087	$4,070	$10,449
Interest expense on long-term debt	$2,582	$2,347	$2,089	$1,780	$1,084	$2,695
Capital leases (1)	$147	$148	$148	$146	$147	$1,419
Operating leases (1)	$2,434	$2,237	$2,107	$1,867	$1,506	$12,155

(1)	does not include contingent rental obligations based on sales performance

Required Capital Expenditures
The Company is required by its franchise agreements to periodically bring its restaurants up to the required image of the franchisor. This typically involves a new dining room décor and seating package and exterior changes and related items but can, in some cases, require the relocation of the restaurant. If the Company deems a particular image enhancement expenditure to be inadvisable, it has the option to cease operations at that restaurant. Over time, the estimated cost and time deadline for each restaurant may change due to a variety of circumstances and the Company revises its requirements accordingly. Also, significant numbers of restaurants may have image enhancement deadlines that coincide, in which case, the Company will adjust the actual timing of the image enhancements in order to facilitate an orderly construction schedule. During the image enhancement process, each restaurant is closed for one to two weeks, which has a negative impact on the Company’s revenues and operating efficiencies. At the time a restaurant is closed for a required image enhancement, the Company may deem it advisable to make other capital expenditures in addition to those required for the image enhancement.
The franchise agreements with KFC and Taco Bell Corporation require the Company to upgrade and remodel its restaurants to comply with the franchisors’ current standards within agreed upon timeframes. In the case of a restaurant containing two concepts, even though only one is required to be remodeled, additional costs will be incurred because the dual concept restaurant is generally larger and contains more equipment and signage than the single concept restaurant. If a property is of usable size and configuration, the Company can perform an image enhancement to bring the building to the current image of the franchisor. If the property is not large enough to fit a drive-thru or has some other deficiency, the Company would need to relocate the restaurant to another location within the trade area to meet the franchisor’s requirements. In four of the Company’s restaurants, one of the franchisors may have the ability to accelerate the deadline for image enhancements. In order to meet the terms and conditions of the franchise agreements, the Company has the following obligations which are unaudited:

Number of Units	Period	Type	Total (1)	Required (2)	Additional (3)

1	Fiscal 2010	IE	$390,000	350,000	$40,000
1	Fiscal 2011	Relo (4)	1,400,000	1,400,000	—
8	Fiscal 2011	IE	2,560,000	2,240,000	320,000
1	Fiscal 2012	Relo (4)	750,000	750,000	—
8	Fiscal 2012	IE	2,560,000	2,240,000	320,000
5	Fiscal 2013	IE	1,600,000	1,400,000	200,000
1	Fiscal 2015	Rebuild	1,000,000	1,000,000	—
4	Fiscal 2015	Relo (4)	5,600,000	5,600,000	—
1	Fiscal 2016	Relo (4)	1,400,000	1,400,000	—
4	Fiscal 2020	Relo (4)	5,600,000	5,600,000	—
2	Fiscal 2020	Rebuild	2,000,000	2,000,000	—

36	Total		$24,860,000	$23,980,000	$880,000

(1)	These amounts are based on estimates of current construction costs and actual costs may vary.

(2)	These amounts include only the items required to meet the franchisor’s image requirements.

(3)	These amounts are for capital upgrades performed on or which may be performed on the image enhanced restaurants which were or may be deemed by the Company to be advantageous to the operation of the units and which may be done at the time of the image enhancement.

(4)	Relocation of fee owned properties are shown net of expected recovery of capital from the sale of the former location. Relocation of leased properties assumes the capital cost of only equipment because it is not known until each lease is finalized whether the lease will be a capital or operating lease.
Capital expenditures to meet the image requirements of the franchisors and additional capital expenditures on those same restaurants being image enhanced are a large portion of the Company’s annual capital expenditures. However, the Company also has made and may make capital expenditures on restaurant properties not included on the foregoing schedule for upgrades or replacement of capital items appropriate for the continued successful operation of its restaurants. The Company may not be able to finance capital expenditures in the volume and time horizon required by the image enhancement deadlines solely from existing cash balances and existing cashflow and the Company expects that it will have to utilize financing for a portion of the capital expenditures. The Company may use both debt and sale/leaseback financing but has no commitments for either.
There can be no assurance that the Company will be able to accomplish the image enhancements and relocations required in the franchise agreements on terms acceptable to the Company. If the Company is unable to meet the requirements of a franchise agreement, the franchisor may choose to extend the time allowed for compliance or may terminate the franchise agreement.
Seasonality
The operations of the Company are affected by seasonal fluctuations. Historically, the Company’s revenues and income have been highest during the summer months with the fourth fiscal quarter representing the slowest period. This seasonality is primarily attributable to weather conditions in the Company’s marketplace, which consists of portions of Ohio, Pennsylvania, Missouri, Illinois, West Virginia and New York. Also, the

fourth fiscal quarter contains the only two holidays for which the Company’s restaurants are closed, contributing to lower sales in the period.
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
New Accounting Standards
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of SFAS No. 157 apply under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those years for financial assets and liabilities, and for fiscal years beginning after November 15, 2008 for nonfinancial assets and liabilities. The Company’s adoption of SFAS No. 157 with respect to financial assets and liabilities has not had a material impact on its financial position, results of operations or related disclosures. The Company is evaluating the impact of adoption of SFAS No. 157 with respect to non-financial assets and liabilities on its financial position, results of operations and related disclosures.
In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 provides companies with an option to report selected financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the year beginning March 3, 2008 for the Company. The Company has determined not to utilize the fair value option provided in SFAS No. 159 for any of its financial assets or financial liabilities.
In March 2008, the FASB issued SFAS No. 161 “Disclosure About Derivative Instruments and Hedging Activities-an amendment to FASB Statement 133” (SFAS No. 161). SFAS No. 161 requires enhanced disclosures about derivatives and hedging activities and the reasons for using them. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008, the year beginning March 2, 2009 for the Company. We are currently reviewing the provisions of SFAS No. 161 to determine any impact for the Company.
In December 2007, the FASB issued SFAS No. 141R “Business Combinations.” SFAS No. 141R modifies the accounting for business combinations by requiring that acquired assets and assumed liabilities be recorded at fair value, contingent consideration arrangements be recorded at fair value on the date of the acquisition and preacquisition contingencies will generally be accounted for in purchase accounting at fair value. The pronouncement also requires that transaction costs be expensed as incurred, acquired research and development be capitalized as an indefinite-lived intangible asset and the requirements of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” be met at the acquisition date in order to accrue for a restructuring plan in purchase accounting. SFAS No. 141R is required to be adopted prospectively effective for fiscal years beginning after December 15, 2008.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Certain of the Company’s debt comprising approximately $14.5 million of principal balance has a variable rate which is adjusted monthly. A one percent increase in variable rate base (90 day LIBOR) of the loans at the beginning of the year would cost the Company approximately $145,000 in additional annual interest costs. The Company may choose to offset all, or a portion of the risk through the use of interest rate swaps if they are available. The Company’s remaining borrowings are at fixed interest rates, and accordingly the Company does not have market risk exposure for fluctuations in interest rates relative to those loans. The Company does not enter into derivative financial investments for trading or speculation purposes. Also, the Company is subject to volatility in food costs as a result of market risk and we manage that risk through the use of a franchisee purchasing cooperative which uses longer term purchasing contracts. Our ability to recover increased costs through higher pricing is, at times, limited by the competitive environment in which we operate. The Company believes that its market risk exposure is not material to the Company’s financial position, liquidity or results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
MORGAN’S FOODS, INC.
INDEX TO FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders of
Morgan’s Foods, Inc.
We have audited the accompanying consolidated balance sheets of Morgan’s Foods, Inc. (an Ohio corporation) and subsidiaries (the “Company”) as of March 1, 2009 and March 2, 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Morgan’s Foods, Inc. and subsidiaries as of March 1, 2009 and March 2, 2008, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
/s/ GRANT THORNTON LLP
Cleveland, Ohio
June 1, 2009

MORGAN’S FOODS, INC.
Consolidated Balance Sheets
March 1, 2009 and March 2, 2008

	2009	2008
ASSETS
Current assets:
Cash and equivalents	$5,257,000	$6,428,000
Receivables	806,000	423,000
Inventories	731,000	755,000
Prepaid expenses	624,000	679,000
Assets held for sale	828,000	—

	8,246,000	8,285,000

Property and equipment:
Land	9,558,000	10,798,000
Buildings and improvements	20,692,000	22,588,000
Property under capital leases	1,314,000	1,314,000
Leasehold improvements	10,615,000	10,110,000
Equipment, furniture and fixtures	19,891,000	21,047,000
Construction in progress	316,000	1,193,000

	62,386,000	67,050,000
Less accumulated depreciation and amortization	29,827,000	31,620,000

	32,559,000	35,430,000

Other assets	676,000	837,000
Franchise agreements, net	1,260,000	1,417,000
Deferred tax asset	594,000	766,000
Goodwill	9,227,000	9,227,000

	$52,562,000	$55,962,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Long-term debt, current	$3,031,000	$3,190,000
Current maturities of capital lease obligations	39,000	34,000
Accounts payable	3,909,000	5,718,000
Accrued liabilities	3,934,000	4,678,000

	10,913,000	13,620,000

Long-term debt	33,182,000	35,789,000
Long-term capital lease obligations	1,105,000	1,144,000
Other long-term liabilities	4,061,000	1,083,000
Deferred tax liabilities	2,130,000	1,853,000

SHAREHOLDERS’ EQUITY
Preferred shares, 1,000,000 shares authorized, no shares outstanding	—	—
Common stock, no par value Authorized shares - 25,000,000
Issued shares — 2,969,405	30,000	30,000
Treasury shares — 34,410	(81,000)	(81,000)
Capital in excess of stated value	29,432,000	29,344,000
Accumulated deficit	(28,210,000)	(26,820,000)

Total shareholders’ equity	1,171,000	2,473,000

	$52,562,000	$55,962,000

See accompanying Notes to Consolidated Financial Statements.

MORGAN’S FOODS, INC.
Consolidated Statements of Operations
Years Ended March 1, 2009 and March 2, 2008

	2009	2008

Revenues	$92,485,000	$96,318,000

Cost of sales:
Food, paper and beverage	29,695,000	29,524,000
Labor and benefits	26,850,000	27,404,000
Restaurant operating expenses	24,068,000	24,415,000
Depreciation and amortization	3,224,000	2,953,000
General and administrative expenses	5,740,000	6,111,000
Loss on restaurant assets	417,000	112,000

Operating income	2,491,000	5,799,000
Interest expense:
Prepayment and deferred financing costs	(525,000)	(1,872,000)
Bank debt and notes payable	(3,190,000)	(3,472,000)
Capital leases	(111,000)	(125,000)
Other income and expense, net	336,000	433,000

Income (loss) before income taxes	(999,000)	763,000
Provision for income taxes	391,000	349,000

Net income (loss)	$(1,390,000)	$414,000

Basic net income (loss) per common share:	$(0.47)	$0.14

Diluted net income (loss) per common share:	$(0.47)	$0.14

See accompanying Notes to Consolidated Financial Statements.

MORGAN’S FOODS, INC.
Consolidated Statements of Shareholders’ Equity
Years Ended March 1, 2009 and March 2, 2008

					Capital in		Total
	Common Shares		Treasury Shares		excess of	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	stated value	Deficit	Equity

Balance February 25,2007	2,969,405	$30,000	(88,410)	$(131,000)	$29,174,000	$(27,234,000)	$1,839,000
Net income						414,000	414,000
Exercise of stock options			54,000	50,000	170,000		220,000

Balance March 2, 2008	2,969,405	30,000	(34,410)	(81,000)	29,344,000	(26,820,000)	2,473,000
Net loss						(1,390,000)	(1,390,000)
Stock compensation expense					88,000		88,000

Balance March 1, 2009	2,969,405	$30,000	(34,410)	$(81,000)	$29,432,000	$(28,210,000)	$1,171,000

See accompanying Notes to Consolidated Financial Statements.

MORGAN’S FOODS, INC.
Consolidated Statements of Cash Flows
Years Ended March 1, 2009 and March 2, 2008

	2009	2008

Cash flows from operating activities:
Net income (loss)	$(1,390,000)	$414,000
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	3,224,000	2,953,000
Amortization of deferred financing costs	122,000	100,000
Amortization of supply agreement advances	(1,165,000)	(1,071,000)
Funding from supply agreements	457,000	951,000
Deferred income taxes	449,000	59,000
Stock compensation expense	88,000	—
Loss on restaurant assets	417,000	112,000
Changes in assets and liabilities:
Receivables	(383,000)	(78,000)
Inventories	24,000	(68,000)
Prepaid expenses	55,000	(79,000)
Other assets	39,000	(138,000)
Accounts payable	(1,809,000)	1,427,000
Accrued liabilities	(226,000)	(2,000)

Net cash provided by (used in) operating activities	(98,000)	4,856,000

Cash flows from investing activities:
Capital expenditures	(3,626,000)	(8,215,000)
Purchase of franchise agreement, net of disposals	(9,000)	(24,000)
Proceeds from sale/leaseback transactions	5,188,000	—
Proceeds from sale of fixed assets	174,000	178,000

Net cash provided by (used in) investing activities	1,727,000	(8,061,000)

Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of financing costs	3,003,000	15,312,000
Principal payments on long-term debt	(5,769,000)	(13,691,000)
Principal payments on capital lease obligations	(34,000)	(37,000)
Cash received for exercise of stock options	—	220,000

Net cash provided by (used in) financing activities	(2,800,000)	1,804,000

Net change in cash and equivalents	(1,171,000)	(1,401,000)
Cash and equivalents, beginning balance	6,428,000	7,829,000

Cash and equivalents, ending balance	$5,257,000	$6,428,000

Interest paid was $3,262,000 and $3,436,000 in fiscal 2009 and 2008, respectively
Cash payments (refunds) for income taxes were $(27,000) and $240,000 in fiscal 2009 and 2008, respectively
See accompanying Notes to Consolidated Financial Statements.

MORGAN’S FOODS, INC.
Notes to Consolidated Financial Statements
March 1, 2009, March 2, 2008
NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.
Description of Business — Morgan’s Foods, Inc. and its subsidiaries (“the Company”) operate 68 KFC restaurants, 6 Taco Bell restaurants, 13 KFC/Taco Bell “2n1” restaurants, 3 Taco Bell/Pizza Hut Express “2n1” restaurants, 1 KFC/Pizza Hut Express “2n1” and 1 KFC/A&W “2n1”, in the states of Illinois, Missouri, Ohio, Pennsylvania, West Virginia and New York. The Company’s fiscal year is a 52-53 week year ending on the Sunday nearest the last day of February.
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
Advertising Costs — The Company expenses advertising costs as incurred. Advertising expense was $5,521,000 and $5,483,000 for fiscal years 2009 and 2008, respectively.
Cash and Cash Equivalents — The Company considers all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents. The Company generally carries cash balances at financial institutions which are in excess of the FDIC insurance limits.
Inventories — Inventories, principally food, beverages and paper products, are stated at the lower of aggregate cost (first-in, first-out basis) or market.
Property and Equipment — Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets as follows: buildings and improvements — 3 to 20 years; equipment, furniture and fixtures — 3 to 10 years. Leasehold improvements are amortized over 3 to 15 years, which is the shorter of the life of the asset or the life of the lease. The asset values of the capitalized leases are amortized using the straight-line method over the lives of the respective leases which range from 5 to 20 years.
Management assesses the carrying value of property and equipment whenever there is an indication of potential impairment, including quarterly assessments of any restaurant with negative cash flows. If the property and equipment of a restaurant on a held and used basis are not recoverable based upon forecasted, undiscounted cash flows, the assets are written down to their fair value. Management uses a valuation methodology to determine fair value, which is the sum of the restaurant’s business value and real estate value. Business value is determined using a cash flow multiplier based upon market conditions and estimated cash flows of the restaurant. Real estate value is generally determined based upon the discounted market value of implied rent of the owned assets. Management believes the carrying value of property and equipment, after impairment write-downs, will be recovered from future cash flows.
Deferred Financing Costs — Costs related to the acquisition of long-term debt are capitalized and expensed as interest over the term of the related debt. Amortization expense was $122,000 and $100,000 for fiscal years 2009 and 2008, respectively. The balance of deferred financing costs was $580,000 at March 1, 2009 and $711,000 at March 2, 2008 and is included in other assets in the consolidated balance sheets.
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
Advance on Supply Agreements — In conjunction with entering into contracts that require the Company to sell exclusively the specified beverage products for the term of the contract, the Company has received advances from the supplier. The Company amortizes advances on supply agreements as a reduction of food, paper and beverage cost of sales over the term of the related contract using the straight-line method. These advances of $662,000 and $345,000 at March 1, 2009 and March 2, 2008, respectively, are included in other long-term liabilities in the consolidated balance sheets net of $201,000 and $787,000 included in accrued liabilities as of such date.
Lease Accounting — Operating lease expense is recognized on the straight-line basis over the term of the lease for those leases with fixed escalations. The difference between the scheduled amounts and the straight-line amounts is accrued. These accruals of $426,000 and $395,000 at March 1, 2009 and March 2, 2008, respectively, are included in other long-term liabilities in the consolidated balance sheets net of $65,000 and $55,000 included in accrued liabilities as of such date.
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
Stock-Based Compensation — In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”. The Company adopted these provisions effective February 27, 2006 utilizing the modified prospective application method, and determined that there was no effect on options outstanding at the time of adoption as all options issued and outstanding at February 27, 2006 were fully vested. For the fiscal year ended March 1, 2009 the Company reported $88,000 of compensation expense relating to stock options issued on November 6, 2008, the first stock options granted after the adoption of SFAS No. 123R. See Note 9 for further discussion.
NOTE 2. LOSS ON RESTAURANT ASSETS
The Company had a loss on restaurant assets of $417,000 in fiscal 2009 compared to $112,000 in fiscal 2008. The fiscal 2009 loss primarily reflects loss realized from movements of fixed assets to assets held for sale, and a $245,000 charge for asset impairment write downs.
NOTE 3. INTANGIBLE ASSETS
In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill and intangibles with indefinite lives are not subject to amortization, but are subject to assessment for impairment whenever there is an indication of impairment or, at least annually as of the Company’s yearend by applying a fair value based test. The Company has five reporting units for the purpose of evaluating goodwill impairment which are based on the geographic market areas of its restaurants. These five reporting units are Youngstown, OH, West Virginia, Pittsburgh, PA, St Louis, MO and Erie, PA. The Company has performed the annual goodwill impairment tests during fiscal 2009 and 2008 and determined that the fair value of each reporting unit was greater than its carrying value at each date.

	Intangible Assets
	As of March 1, 2009		As of March 2, 2008
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Franchise Agreements	$2,418,000	$(1,158,000)	$2,489,000	$(1,072,000)
Goodwill	10,593,000	(1,366,000)	10,593,000	(1,366,000)

Total	$13,011,000	$(2,524,000)	$13,082,000	$(2,438,000)

The Company’s intangible asset amortization expense relating to its franchise agreements was $166,000 and $151,000 for fiscal 2009 and 2008, respectively. The estimated intangible amortization expense for each of the next five years is $145,000 per year.
The decrease in franchise agreements in fiscal 2009 resulted from $9,000 in new agreements offset by the write off of agreements for closed restaurants.

NOTE 4. ACCRUED LIABILITIES
Accrued liabilities consist of the following at March 1, 2009 and March 2, 2008:

	2009	2008

Accrued compensation	$1,911,000	$2,277,000
Accrued taxes other than income taxes	896,000	873,000
Accrued liabilities related to closed restaurants	51,000	57,000
Deferred gain on sale/leaseback	197,000	18,000
Current portion of supply agreement	201,000	787,000
Current portion rent smoothing	65,000	55,000
Other accrued expenses	613,000	611,000

	$3,934,000	$4,678,000

NOTE 5. DEBT
Debt consists of the following at March 1, 2009 and March 2, 2008:

	2009	2008

Mortgage debt, interest at 8.3-10.6%, through 2019, collateralized by 44 restaurants in 2009 and 48 restaurants in 2008 having a net book value at March 1, 2009 of $17,287,000 and at March 2, 2008 of $17,781,000	$19,095,000	$23,678,000
Mortgage debt, interest at 7.2-7.3% fixed through 2018 and variable thereafter, collateralized by two restaurants having a net book value at March 1, 2009 of $1,483,000 and at March 2, 2008 of $1,136,000	2,155,000	2,205,000
Equipment loan, interest at 7.1% fixed through 2017, collateralized by equipment at two restaurants	397,000	428,000
Mortgage debt, variable interest of 4.08% at March 1, 2009, amortization to 2028 with a term to 2013 collateralized by 13 restaurants in 2009 and 10 restaurants in 2008 having a net book value at March 1, 2009 of $5,902,000 and at March 2, 2008 of $5,371,000	8,834,000	6,250,000
Equipment loan, variable interest of 4.83% at March 1, 2009, amortization to 2018 with a term to 2013 collateralized by the equipment at 17 restaurants	2,910,000	6,350,000
Equipment loan from franchisor for proprietary equipment, variable interest of 3.11% at March 1, 2009 through 2010	22,000	68,000
Equipment loan, variable interest rate of 5.18% at March 1, 2009, amortization to 2018 with a term to 2013 collateralized by the equipment at 10 restaurants	2,800,000	—

	36,213,000	38,979,000
Less long term debt	33,182,000	35,789,000

Long term debt, current portion	$3,031,000	$3,190,000

The combined aggregate amounts of scheduled future maturities for all long-term debt as of March 1, 2009:

2010	$3,031,000
2011	3,188,000
2012	3,388,000
2013	12,087,000
2014	4,070,000
Later years	10,449,000

$36,213,000

The Company paid interest relating to long-term debt of approximately $3,262,000 and $3,436,000 in fiscal 2009 and 2008, respectively.
During the second quarter of fiscal 2009, the Company completed a set of financing transactions involving: 1) the sale/leaseback of five of its restaurant properties, 2) equipment debt supported by five additional restaurants and 3) the payment, before their maturity, of nine existing loans secured by certain of the properties. The Company retired approximately $1,532,000 of debt, paid $222,000 of prepayment charges and administrative fees and wrote off approximately $31,000 of unamortized deferred financing costs associated with the loans being retired early. The Company received approximately $5,188,000 of proceeds from the sale/leasebacks, net of origination fees and costs, and approximately $2,961,000 of net proceeds from the equipment loan. In order to facilitate the sale/leaseback transaction, the Company also purchased, for $350,000, a parcel, which it previously leased, adjacent to one of the restaurant locations. After restructuring the property, the Company has listed it for sale. The leases are structured as operating leases and have a primary term of 18 years with annual rent ranging from approximately $448,000 to $577,000. The loan has a variable rate based on a spread over 90 day LIBOR, a term of five years and an amortization period of ten years. Additionally, the Company paid, before their maturity, four other fixed rate loans having a total principal balance of $919,000. In doing so, the Company incurred $165,000 of prepayment penalties and wrote off $9,000 of unamortized deferred financing costs related to the loans. In the fourth quarter of fiscal 2009 the Company sold a property and paid the debt before maturity to facilitate the sale. The debt balance was $298,000, prepayment and administrative expenses were $93,000 and unamortized deferred financing costs were $4,000. All of the write offs of deferred financing costs are non-cash charges.
During the fourth quarter of fiscal 2008 the Company completed the funding of two loan agreements totaling $12,600,000, the proceeds of which were used to retire $10,901,000 of debt before its scheduled maturity. As a result of the early payment, the Company was required to pay prepayment penalties and administrative fees of $1,718,000 and write off $154,000 of unamortized deferred financing costs remaining from the origination of the loans in fiscal 2000. The write offs of deferred financing costs are a non-cash charge.
The Company’s debt arrangements require the maintenance of a consolidated fixed charge coverage ratio of 1.2 to 1 regarding all of the Company’s mortgage and equipment loans and the maintenance of individual restaurant fixed charge coverage ratios of between 1.2 and 1.5 to 1 on certain of the Company’s mortgage loans. Certain loans also require a consolidated funded debt (debt balance plus a calculation based on operating lease payments) to earnings before interest, taxes, depreciation, amortization and rent ratio of 5.5 or less. Fixed charge coverage ratios are calculated by dividing the cash flow before rent and debt service for the previous 12 months by the debt service and rent due in the coming 12 months. The consolidated and individual coverage ratios are computed quarterly. At the end of fiscal 2009, the Company was not in compliance with the consolidated fixed charge coverage ratio of 1.2 or with the funded debt to EBITDAR ratio of 5.5 but has obtained waivers of the non-compliance. Also, at the end of fiscal 2009 the Company was not in compliance with the individual fixed charge coverage ratio on 19 of its restaurant properties and has obtained waivers with respect to the non-compliance.
NOTE 6. LEASE OBLIGATIONS AND OTHER COMMITMENTS
Property under capital leases at March 1, 2009 and March 2, 2008 are as follows:

	2009	2008

Leased property:
Buildings and land	$1,298,000	$1,298,000
Equipment, furniture and fixtures	16,000	16,000

Total	1,314,000	1,314,000
Less accumulated amortization	434,000	351,000

	$880,000	$963,000

Amortization of leased property under capital leases was $83,000 and $89,000 in fiscal 2009 and 2008, respectively.
Related obligations under capital leases at March 1, 2009 and March 2, 2008 are as follows:

	2009	2008

Capital lease obligations	$1,144,000	$1,178,000
Less current maturities	39,000	34,000

Long-term capital lease obligations	$1,105,000	$1,144,000

The Company paid interest of approximately $111,000 and $125,000 relating to capital lease obligations in fiscal 2009 and 2008, respectively.

Future minimum rental payments to be made under capital leases at March 1, 2009 are as follows:

2010	$147,000
2011	148,000
2012	148,000
2013	146,000
2014	147,000
Later years	1,419,000

2,155,000
Less amount representing interest at 10%	1,011,000

Total obligations under capital leases	$1,144,000

The Company’s operating leases for restaurant land and buildings are noncancellable and expire on various dates through 2028. The leases have renewal options ranging from 1 to 40 years. Certain restaurant land and building leases require the payment of additional rent equal to an amount by which a percentage of annual sales exceeds annual minimum rentals. Total contingent rentals were $91,000 and $118,000 in fiscal 2009 and 2008, respectively. Future noncancellable minimum rental payments under operating leases at March 1, 2009 are as follows: 2010 - $2,434,000; 2011 - $2,237,000; 2012 - $2,107,000; 2013 - $1,867,000; 2014 - $1,506,000 and an aggregate $12,155,000 for the years thereafter. Rental expense for all operating leases was $2,349,000 and $2,126,000 for fiscal 2009 and 2008, respectively, and is included in restaurant operating expenses in the consolidated statements of operations.
For KFC products, the Company is required to pay royalties of 4% of gross revenues and to expend an additional 5.5% of gross revenues on national and local advertising pursuant to its franchise agreements. For Taco Bell products in KFC/Taco “2n1” restaurants operated under license agreements from Taco Bell Corporation and franchise agreements from KFC Corporation, the Company is required to pay royalties of 10% of Taco Bell gross revenues and to make advertising fund contributions of 1/2% of Taco Bell gross revenues. For Taco Bell product sales in restaurants operated under Taco Bell franchises the Company is required to pay royalties of 5.5% of gross revenues and to expend an additional 4.5% of gross revenues on national and local advertising. For Pizza Hut products in Taco Bell/Pizza Hut Express “2n1” restaurants the Company is required to pay royalties of 5.5% of Pizza Hut gross revenues and to expend an additional 4.5% of Pizza Hut gross revenues on national and local advertising. For A&W products in “2n1” restaurants the Company is required to pay royalties of 7% of A&W gross revenues and to expend an additional 4% of A&W gross revenues on national and local advertising. Total royalties and advertising, which are included in the consolidated statements of operations as part of restaurant operating expenses, were $9,433,000 and $9,569,000 in fiscal 2009 and 2008, respectively.
The Company is required by its franchise agreements to periodically bring its restaurants up to the required image of the franchisor. This typically involves a new dining room décor and seating package and exterior changes and related items but can, in some cases, require the relocation of the restaurant. If the Company deems a particular image enhancement expenditure to be inadvisable, it has the option to cease operations at that restaurant. Over time, the estimated cost and time deadline for each restaurant may change due to a variety of circumstances and the Company revises its requirements accordingly. Also, significant numbers of restaurants may have image enhancement deadlines that coincide, in which case, the Company will adjust the actual timing of the image enhancements in order to facilitate an orderly construction schedule. During the image enhancement process, each restaurant is closed for one to two weeks, which has a negative impact on the Company’s revenues and operating efficiencies. At the time a restaurant is closed for a required image enhancement, the Company may deem it advisable to make other capital expenditures in addition to those required for the image enhancement.
The franchise agreements with KFC and Taco Bell Corporation require the Company to upgrade and remodel its restaurants to comply with the franchisors’ current standards within agreed upon timeframes. In the case of a restaurant containing two concepts, even though only one is required to be remodeled, additional costs will be incurred because the dual concept restaurant is generally larger and contains more equipment and signage than the single concept restaurant. If a property is of usable size and configuration, the Company can perform an image enhancement to bring the building to the current image of the franchisor. If the property is not large enough to fit a drive-thru or has some other deficiency, the Company would need to relocate the restaurant to another location within the trade area to meet the franchisor’s requirements. In four of the Company’s restaurants, one of the franchisors may have the ability to accelerate the deadline for image enhancements. In order to meet the terms and conditions of the franchise agreements, the Company has the following obligations which are unaudited:

Number of Units	Period	Type	Total (1)	Required (2)	Additional (3)
1	Fiscal 2010	IE	$390,000	350,000	$40,000
1	Fiscal 2011	Relo (4)	1,400,000	1,400,000	—
8	Fiscal 2011	IE	2,560,000	2,240,000	320,000
1	Fiscal 2012	Relo (4)	750,000	750,000	—
8	Fiscal 2012	IE	2,560,000	2,240,000	320,000
5	Fiscal 2013	IE	1,600,000	1,400,000	200,000
1	Fiscal 2015	Rebuild	1,000,000	1,000,000	—
4	Fiscal 2015	Relo (4)	5,600,000	5,600,000	—
1	Fiscal 2016	Relo (4)	1,400,000	1,400,000	—
4	Fiscal 2020	Relo (4)	5,600,000	5,600,000	—
2	Fiscal 2020	Rebuild	2,000,000	2,000,000	—

36	Total		$24,860,000	$23,980,000	$880,000

(1)	These amounts are based on estimates of current construction costs and actual costs may vary.

(2)	These amounts include only the items required to meet the franchisor’s image requirements.

(3)	These amounts are for capital upgrades performed on or which may be performed on the image enhanced restaurants which were or may be deemed by the Company to be advantageous to the operation of the units and which may be done at the time of the image enhancement.

(4)	Relocation of fee owned properties are shown net of expected recovery of capital from the sale of the former location. Relocation of leased properties assumes the capital cost of only equipment because it is not known until each lease is finalized whether the lease will be a capital or operating lease.
Capital expenditures to meet the image requirements of the franchisors and additional capital expenditures on those same restaurants being image enhanced are a large portion of the Company’s annual capital expenditures. However, the Company also has made and may make capital expenditures on restaurant properties not included on the foregoing schedule for upgrades or replacement of capital items appropriate for the continued successful operation of its restaurants. The Company may not be able to finance capital expenditures in the volume and time horizon required by the image enhancement deadlines solely from existing cash balances and existing cashflow and the Company expects that it will have to utilize financing for a portion of the capital expenditures. The Company may use both debt and sale/leaseback financing but has no commitments for either.
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
NOTE 7. NET INCOME (LOSS) PER COMMON SHARE
Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period which totaled 2,934,995 and 2,911,448 for fiscal 2009 and 2008, respectively. Diluted net income (loss) per common share is based on the combined weighted average number of shares and dilutive stock options outstanding during the period which totaled 2,943,415 and 2,968,654 for fiscal 2009 and 2008, respectively. In computing diluted net income (loss) per common share, the Company has utilized the treasury stock method.
NOTE 8. INCOME TAXES
The current tax provision consists of federal tax benefit of $63,000 for fiscal 2009 and state and local tax provisions for fiscal 2009 and 2008 of $6,000 and $14,000, respectively. The current federal tax benefit is a result of employment tax credits that have been carried back to offset taxes previously paid. The deferred tax provision for fiscal 2009 and 2008 is $448,000 and $335,000, respectively and resulted from a change in the valuation allowance for deferred tax assets and an increase in deferred tax liabilities associated with indefinite lived intangible assets for book purposes.
A reconciliation of the provision for income taxes and income taxes calculated at the statutory tax rate of 34% is as follows:

	2009	2008

Tax provision (benefit) at statutory rate	$(340,000)	$260,000
State and local taxes, net of federal benefit	4,000	9,000
Deferred tax provision-change in valuation allowance	846,000	11,000
Deferred tax provision-change in deferred state and local income taxes	(60,000)	42,000
Employment tax credits	(86,000)	—
Other	27,000	27,000

	$391,000	$349,000

The components of deferred tax assets (liabilities) at March 1, 2009 and March 2, 2008 are as follows:

	2009	2008

Operating loss carryforwards	$1,620,000	$1,113,000
Tax credit carryforwards	284,000	171,000
Stock Options	34,000	—
Property and equipment	2,049,000	3,121,000
Deferred gain on sale/leaseback	1,319,000	121,000
Accrued expenses not currently deductible	302,000	342,000
Prepaid expenses	(176,000)	(168,000)
Inventory valuation	6,000	7,000
Advance payments	135,000	182,000
Intangible assets	(102,000)	(92,000)
Deferred tax asset valuation allowance	(4,877,000)	(4,031,000)

Net deferred tax asset	$594,000	$766,000
Deferred tax liabilities associated with indefinite lived intangiable assets	(2,130,000)	(1,853,000)

Net total deferred taxes	$(1,536,000)	$(1,087,000)

The valuation allowance increased $846,000 and $11,000 during fiscal years 2009 and 2008, respectively from a change in judgment regarding the future realization of deferred tax assets.
At March 1, 2009, the Company has net operating loss carryforwards which, if not utilized, will expire as follows:

2023	$705,000
2024	383,000
2025	1,481,000
2028	1,022,000
2029	990,000

Total	$4,581,000

The net operating loss carryforwards include $438,000 attributable to stock options exercised where the tax benefit has not yet been realized. The tax benefit of $171,000 will be credited to equity if realized. The Company also has alternative minimum tax net operating loss carryforwards of $3,309,000 that will expire, if not utilized, in varying amounts through fiscal 2029. These carryforwards are available to offset up to 90% of alternative minimum taxable income that would otherwise be taxable. As of March 1, 2009, the Company has alternative minimum tax credit carryforwards of $108,000 and employment tax credit carryforwards of $176,000.
In connection with the provisions of FIN 48, the Company has analyzed its filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The earliest year that the Company is subject to federal and state examination is the fiscal year ended February 29, 2004.
Upon adopting the provisions of FIN 48, the Company believed that its income tax filing positions and deductions would be sustained on audit and did not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions were recorded and the Company did not record a cumulative effect adjustment related to the adoption of FIN 48. In addition, the Company has not recorded a reserve related to FIN 48 during fiscal year 2009 and does not expect a material change in the next 12 months of unrecognized tax benefits. There are also no amounts that if recognized would affect the Company’s annual effective tax rate.
It is the Company’s policy to include any interest and penalties related to income taxes in its income tax provision, however, the Company currently has no interest or penalties related to income taxes.
NOTE 9. STOCK OPTIONS AND SHAREHOLDERS’ EQUITY
On April 2, 1999, the Board of Directors of the Company approved a Stock Option Plan for Executives and Managers. Under the plan 145,500 shares were reserved for the grant of options. The Stock Option Plan for Executives and Managers provides for grants to eligible participants of nonqualified stock options only. The exercise price for any option awarded under the Plan is required to be not less than 100% of the fair market value of the shares on the date that the option is granted. Options are granted by the Stock Option Committee of the Company. Options for 145,150 shares were granted to executives and managers of the Company on April 2, 1999 at an exercise price of $4.125 and options for 350 shares were granted on November 6, 2008 at an exercise price of $1.50. The plan provides that the options are exercisable after a waiting period of 6 months and that each option expires 10 years after its date of issue.
At the Company’s annual meeting on June 25, 1999 the shareholders approved the Key Employees Stock Option Plan. This plan allows the granting of options covering 291,000 shares of stock and has essentially the same provisions as the Stock Option Plan for Executives and Managers which was discussed above. Options for 129,850 shares were granted to executives and managers of the Company on January 7, 2000 at an exercise price of $3.00. Options for 11,500 shares were granted to executives on April 27, 2001 at an exercise price of $.85. Options for 149,650 shares were granted to executives on November 6, 2008 at an exercise price of $1.50. As of March 1, 2009, no options were available for grant under either plan.
Prior to February 27, 2006, the Company applied APB No. 25 and related interpretations in accounting for its option grants for employees. In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”. The Company has adopted these provisions effective February 27, 2006 utilizing the modified prospective application method, and has determined that there is no effect on options outstanding at the time of adoption as all options issued and outstanding at February 27, 2006 were fully vested. For the fiscal year ended March 1, 2009 the Company reported $88,000 of compensation expense relating to stock options issued on November 6, 2008, the first stock options granted after the adoption of SFAS No. 123R. The calculation of compensation expense was made using the simplified method with a volatility of 70 percent and a risk free rate of 4.299 percent and resulted in total compensation expense of $143,000 to be recognized over the vesting period of the options. The remainder of the compensation expense of $55,000 will be recorded in the first quarter of fiscal 2010.
No options were granted during fiscal year 2008. During fiscal 2009 no options were exercised. During fiscal 2008 options covering 54,000 shares were exercised at various prices. As of March 1, 2009, there were 70,000 options outstanding and exercisable at a weighted average exercise price of $4.00 per share and 150,000 options outstanding but not exercisable. At March 2, 2008, there were 124,000 options outstanding and exercisable at a weighted average exercise price of $4.03 per share.

The following table summarizes information about stock options outstanding at March 1, 2009:

Exercise	Outstanding	Average	Number
Prices	3-1-09	Life	Exercisable

3.000	7,500	0.8	7,500
4.125	62,500	0.1	62,500
1.500	150,000	9.7	—

	220,000	6.6	70,000
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
NOTE 10. 401(k) RETIREMENT PLAN
The Company has a 401(k) Retirement Plan in which employees age 21 or older are eligible to participate. The Company makes a 30% matching contribution on employee contributions of up to 6% of their salary. During fiscal 2009 and 2008, the Company incurred $67,000 and $90,000, respectively, in expenses for matching contributions to the plan.
NOTE 11. FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company’s debt is reported at historical cost, based upon stated interest rates which represented market rates at the time of borrowing. Due to subsequent declines in credit quality throughout the restaurant industry resulting from weak and volatile operating performance and related declines in restaurant values, the market for fixed rate mortgage debt for restaurant financing is currently extremely limited. The Company’s debt is not publicly traded and there are few lenders or financing transactions for similar debt in the marketplace at this time. Consequently, management has not been able to identify a market for fixed rate restaurant mortgage debt with a similar risk profile, and has concluded that it is not practicable to estimate the fair value of the Company’s debt as of March 1, 2009.
NOTE 12. NEW ACCOUNTING STANDARDS
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of SFAS No. 157 apply under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those years for financial assets and liabilities, and for fiscal years beginning after November 15, 2008 for nonfinancial assets and liabilities. The Company’s adoption of SFAS No. 157 with respect to financial assets and liabilities has not had a material impact on its financial position, results of operations or related disclosures. The Company is evaluating the impact of adoption of SFAS No. 157 with respect to non-financial assets and liabilities on its financial position, results of operations and related disclosures.
In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 provides companies with an option to report selected financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the year beginning March 3, 2008 for the Company. The Company has determined not to utilize the fair value option provided in SFAS No. 159 for any of its financial assets or financial liabilities.
In March 2008, the FASB issued SFAS No. 161 “Disclosure About Derivative Instruments and Hedging Activities-an amendment to FASB Statement 133” (SFAS No. 161). SFAS No. 161 requires enhanced disclosures about derivatives and hedging activities and the reasons for using them. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008, the year beginning March 2, 2009 for the Company. We are currently reviewing the provisions of SFAS No. 161 to determine any impact for the Company.
In December 2007, the FASB issued SFAS No. 141R “Business Combinations.” SFAS No. 141R modifies the accounting for business combinations by requiring that acquired assets and assumed liabilities be recorded at fair value, contingent consideration arrangements be recorded at fair value on the date of the acquisition and preacquisition contingencies will generally be accounted for in purchase accounting at fair value. The pronouncement also requires that transaction costs be expensed as incurred, acquired research and development be capitalized as an indefinite-lived intangible asset and the requirements of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” be met at the acquisition date in order to accrue for a restructuring plan in purchase accounting. SFAS No. 141R is required to be adopted prospectively effective for fiscal years beginning after December 15, 2008.

NOTE 13. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Fiscal 2009 Quarter Ended
	May 25,	August 17,	November 9,	March 1,
	2008	2008	2008	2009

Revenues	$21,753,000	$23,049,000	$21,967,000	$25,716,000
Operating costs and expenses, net	20,817,000	22,250,000	21,100,000	25,827,000
Operating income	936,000	799,000	867,000	(111,000)
Net income (loss)	94,000	(641,000)	(67,000)	(776,000)
Basic net income (loss) per share	0.03	(0.22)	(0.02)	(0.26)
Fully diluted net income (loss) per share	0.03	(0.22)	(0.02)	(0.26)

	Fiscal 2008 Quarter Ended
	May 20,	August 12,	November 4,	March 2,
	2007	2007	2007	2008

Revenues	$22,650,000	$22,877,000	$22,282,000	$28,509,000
Operating costs and expenses, net	20,581,000	20,949,000	21,162,000	27,827,000
Operating income	2,069,000	1,928,000	1,120,000	682,000
Net income (loss)	830,000	870,000	161,000	(1,447,000)
Basic net income (loss) per share	0.29	0.30	0.05	(0.50)
Fully diluted net income (loss) per share	0.28	0.29	0.05	(0.49)
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) carried out an evaluation, which included inquiries made to certain other of our employees, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 1, 2009.
Changes in Internal Control Over Financial Reporting
The CEO and CFO also have concluded that in the fourth quarter of the fiscal year ended March 1, 2009, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-

15(f) and 15d-15(f) of the Exchange Act) that materially affected, of are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). In evaluating the Company’s internal control over financial reporting, management has adopted the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring organizations of the Treadway Commission. Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 1, 2009. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management has concluded that our internal control over financial reporting was effective as of March 1, 2009.
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
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information on directors and corporate governance of the Company is incorporated herein by reference to the Definitive Proxy Statement for the 2009 annual meeting of shareholders to be held on June 26, 2009 and to be filed with the Securities and Exchange Commission about June 5, 2009.
Information regarding the executive officers of the Company is reported in a separate section captioned “Executive Officers of the Company” included in Part I hereof.
ITEM 11. EXECUTIVE COMPENSATION
Information on executive compensation is incorporated herein by reference to the Definitive Proxy Statement for the 2009 annual meeting of shareholders to be held on June 26, 2009 and to be filed with the Securities and Exchange Commission about June 5, 2009.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
Information on security ownership of certain beneficial owners and management and relate shareholder matters is incorporated herein by reference to the Definitive Proxy Statement for the 2009 annual meeting of shareholders to be held on June 26, 2009 and to be filed with the Securities and Exchange Commission about June 5, 2009 and to Item 5 of Part II hereof.
ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information on certain relationships and related transactions is incorporated herein by reference to the Definitive Proxy Statement for the 2009 annual meeting of shareholders to be held on June 26, 2009 and to be filed with the Securities and Exchange Commission about June 5, 2009.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information on Principal accountant fees and services is incorporated herein by reference to the Definitive Proxy Statement for the 2009 annual meeting of shareholders to be held on June 26, 2009 and to be filed with the Securities and Exchange Commission about June 5, 2009.

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

Morgan’s Foods, Inc.
Dated: June 1, 2009	By:	/s/ Leonard R. Stein-Sapir
Leonard R. Stein-Sapir
Chairman of the Board, Chief Executive Officer & Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Leonard R. Stein-Sapir	By:	/s/ Lawrence S. Dolin

	Leonard R. Stein-Sapir		Lawrence S. Dolin
	Chairman of the Board,		Director
	Chief Executive Officer & Director		Dated: June 1, 2009
Dated: June 1, 2009

By:	/s/ James J. Liguori	By:	/s/ Bahman Guyuron

	James J. Liguori		Bahman Guyuron
	Director, President &		Director
	Chief Operating Officer		Dated: June 1, 2009
Dated: June 1, 2009

By:	/s/ Kenneth L. Hignett	By:	/s/ Steven S. Kaufman

	Kenneth L. Hignett		Steven S. Kaufman
	Director, Senior Vice President,		Director
	Chief Financial Officer & Secretary		Dated: June 1, 2009
Dated: June 1, 2009

		By:	/s/ Bernard Lerner

Bernard Lerner
Director
Dated: June 1, 2009

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