Form 10-K/A
period 2009-03-01
MORGANS FOODS INC
filed 2009-07-13
CIK 68145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
Amendment No. 1 to Form 10-K
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
     Indicate by check mark whether the registration is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑

     As of August 17, 2008, the aggregate market value of the common stock held by nonaffiliates of the Registrant was $ 7,263,604.
     As of May 13, 2009, the Registrant had 2,934,995 common shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates by reference certain information from the Definitive Proxy Statement for the 2009 annual meeting of shareholders to be held on June 26, 2009 and to be filed with the Securities and Exchange Commission about June 5, 2009.
Explanatory Note
This Amendment No. 1 to the Company’s report on Form 10-K for the fiscal year ended March 1, 2009 is being filed to restate a portion of the Company’s long-term debt as current which was previously reported as long-term. The Company has restated its balance sheet and related schedules for the correction of an error in the classification of its long-term debt due to the improper application of the requirements of ASC 470-10 (formerly EITF 86-30). The error arose from the impact of certain covenant violations on the classification of long-term debt obligations. The standards require that for situations where a violation is being waived, if the term of the waiver is less than 12 months and a future violation within that period is probable, such debt must be classified as current. The restatement affects only the balance sheet as of March 1, 2009 and does not affect the statement of operations or the statement of cash flows. See Note 6 for further discussion of the classification of debt. The effect of the restatement is shown below:

	March 1, 2009
	As Restated	As Issued

Long-term debt, current	$16,475,000	$3,031,000
Long-term debt	19,738,000	33,182,000

Total long-term debt	$36,213,000	$36,213,000

Current liabilities	$24,357,000	$10,913,000

PART I
This amendment to the Company’s report on Form 10-K for the fiscal year ended March 1, 2009 is being filed to restate a portion of the Company’s long-term debt as current which was previously reported as long-term.
ITEM 1. BUSINESS
General
Morgan’s Foods, Inc. (“the Company”), which was formed in 1925, operates through wholly-owned subsidiaries KFC restaurants under franchises from KFC Corporation, Taco Bell restaurants under franchises from Taco Bell Corporation, Pizza Hut Express restaurants under licenses from Pizza Hut Corporation and an A&W restaurant under a license from A&W Restaurants, Inc. As of May 22, 2009, the Company operates 68 KFC restaurants, 6 Taco Bell restaurants, 13 KFC/Taco Bell “2n1’s” under franchises from KFC Corporation and franchises or licenses from Taco Bell Corporation, 3 Taco Bell/Pizza Hut Express “2n1’s” under franchises from Taco Bell Corporation and licenses from Pizza Hut Corporation, 1 KFC/Pizza Hut Express “2n1” under a franchise from KFC Corporation and a license from Pizza Hut Corporation and 1 KFC/A&W “2n1” operated under a franchise from KFC Corporation and a license from A&W Restaurants, Inc. The Company’s fiscal year is a 52 – 53 week year ending on the Sunday nearest the last day of February.
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
Securities authorized for issuance under equity compensation plans are shown in the table below:

Equity Compensation Plan Information as of March 1, 2009

			Number of shares
		Weighted	remaining for
	Number of securities	average exercise	future issuance
	to be issued upon	price of	under equity
	exercise of	outstanding	compensation
Plan Category	outstanding options	options	plans

Equity Compensation plans approved by security holders	157,150	$1.63	—
Equity Compensation plans not approved by security holders	62,850	$2.99	—

Total	220,000	$2.016	—

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
Comparison of Cumulative Five Year Total Return

	2004	2005	2006	2007	2008	2009
MORGANS FOODS INC	100	46	250	633	328	100
S&P MIDCAP400 INDEX	100	113	133	149	137	80
RESTAURANT PEER GROUP	100	110	156	200	197	60

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

			Years Ended
	March 1,	March 2,	February 25,	February 26,	February 27,
$ in thousands, except per share amounts	2009	2008	2007	2006	2005

	(as restated)(2)
Revenues	$92,485	$96,318	$91,248	$87,457	$80,960
Cost of sales:
Food, paper and beverage	29,695	29,524	27,981	27,146	25,222
Labor and benefits	26,850	27,404	24,798	23,186	22,803
Restaurant operating expenses	24,068	24,415	22,765	22,190	21,015
Depreciation and amortization	3,224	2,953	2,950	3,254	3,419
General and administrative expenses	5,740	6,111	5,428	5,133	4,870
Loss (gain) on restaurant assets	417	112	5	(715)	574

Operating income	2,491	5,799	7,321	7,263	3,057
Net income (loss)	(1,390)	414	3,527	3,437	(2,141)
Basic net income (loss) per comm. sh. (1)	(0.47)	0.14	1.29	1.26	(0.79)
Diluted net income (loss) per comm. sh. (1)	(0.47)	0.14	1.27	1.24	(0.79)
Working capital (deficiency)	(16,111)	(5,335)	(2,403)	(3,178)	(46,048)
Total assets	52,562	55,962	52,323	50,751	48,790
LT debt and capital lease (current portion)	16,514	3,224	2,941	3,140	43,695
Long-term debt (less current maturities)	19,738	35,789	34,445	37,357	—
Long-term capital lease obligations	1,105	1,144	1,299	1,194	368
Shareholders’ equity (deficiency)	1,171	2,473	1,839	(2,186)	(5,623)

(1)	Computed based upon the basic weighted average number of common shares outstanding during each year, which were 2,934,995 in 2009, 2,911,448 in 2008, 2,738,982 in 2007, 2,718,495 in 2006 and 2,718,495 in 2005 and the diluted weighted average number of common and common equivalent shares outstanding during each year, which were 2,943,415 in 2009, 2,968,654 in 2008, 2,767,478 in 2007, 2,778,524 in 2006 an 2,718,495 in 2005.

(2)	The Company has restated its consolidated financial statements for the fiscal year ended March 1, 2009 to correct an error in the classification of certain of its long term debt. See notes 2 and 6 to the financial statements included elsewhere herein.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
As discussed in Liquidity and Capital Resources and in Notes 2 and 6 to the Consolidated Financial Statements, the Company has restated the March 1, 2009 balance sheet for the classification of long-term debt.
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
Approximately $13,444,000 of the Company’s variable rate debt is classified as current due to certain covenant violations. The normal terms of such debt indicate that periodic principal payments are required through 2013. This balance sheet presentation of the debt balances is required by the application of ASC 470-10 (formerly EITF 86-30) but management does not believe this presentation to be representative of the Company’s expected timing of the future debt payments. See Note 6 to the consolidated financial statements for further discussion.
The Company’s debt arrangements require the maintenance of a consolidated fixed charge coverage ratio of 1.2 to 1 regarding all of the Company’s mortgage and equipment loans and the maintenance of individual restaurant fixed charge coverage ratios of between 1.2 and 1.5 to 1 on certain of the Company’s mortgage loans. Certain loans also require a consolidated funded debt (debt balance plus a calculation based on operating lease payments) to earnings before interest, taxes, depreciation, amortization and rent ratio of 5.5 or less. Fixed charge coverage ratios are calculated by dividing the cash flow before rent and debt service for the previous 12 months by the debt service and rent due in the coming 12 months. The consolidated and individual coverage ratios are computed quarterly. At the end of fiscal 2009, the Company was not in compliance with the consolidated fixed charge coverage ratio of 1.2 or with the funded debt to EBITDAR ratio of 5.5 but has obtained waivers of the non-compliance from the applicable lenders. Also, at the end of fiscal 2009 the Company was not in compliance with the individual fixed charge coverage ratio on 19 of its restaurant properties and has obtained waivers with respect to the non-compliance from the applicable lender. All payments on the Company’s debt have been and continue to be current and management believes that the Company will continue to be able to service the debt.
Waivers of non-compliance were obtained with respect to an aggregate of $33,639,000 of debt outstanding at March 1, 2009. Of this amount, waivers with respect to $19,095,000 of debt continue through the end of fiscal 2010, and, therefore, such debt has been classified as long-term at March 1, 2009. As the waiver related to the remaining $14,544,000 of debt does not continue through the end of fiscal 2010, and a future violation within that period was probable, such debt has been classified as current in the accompanying consolidated balance sheet as of March 1, 2009. If the Company does not comply with the covenants of its various debt agreements in the future, and if future waivers are not obtained, the respective lenders will have certain remedies available to them which include calling the debt and the acceleration of payments. Noncompliance with the requirements of the Company’s debt agreements, if not waived, could also trigger cross-default provisions contained in the respective agreements.
In July, 2009, the Company entered into a loan modification agreement covering a portion of its debt and obtained appropriate waivers of financial covenant non-compliance on the remainder of its debt so that the Company’s debt as of May 24, 2009, the end of its first fiscal quarter of fiscal 2010, will be classified as current or long term based on contractual payment terms. The Company expects to be in compliance with its modified loan covenants throughout fiscal 2010.
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

Contractual Obligations	2010	2011	2012	2013	2014	Thereafter
Long-term debt, including current (1)	$16,475	$2,088	$2,289	$2,442	$2,470	$10,449
Interest expense on long-term debt	$3,895	$1,698	$1,498	$1,281	$1,050	$2,695
Capital leases (2)	$147	$148	$148	$146	$147	$1,419
Operating leases (2)	$2,434	$2,237	$2,107	$1,867	$1,506	$12,155

(1)	See note 6 to the consolidated financial statements for further discussion regarding expected debt repayment

(2)	Does not include contingent rental obligations based on sales performance
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
As discussed in Notes 2 and 6, the Company has restated its March 1, 2009 Consolidated Balance Sheet to reflect the correction of an error in the classification of certain long-term debt obligations.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Morgan’s Foods, Inc. and subsidiaries as of March 1, 2009 and March 2, 2008, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
/s/ GRANT THORNTON LLP
Cleveland, Ohio
June 1, 2009 (except for Notes 2 and 6 as to which the date is July 13, 2009)

MORGAN’S FOODS, INC.
Consolidated Balance Sheets
March 1, 2009 and March 2, 2008

	2009
	As Restated	2008
ASSETS
Current assets:
Cash and equivalents	$5,257,000	$6,428,000
Receivables	806,000	423,000
Inventories	731,000	755,000
Prepaid expenses	624,000	679,000
Assets held for sale	828,000	—

	8,246,000	8,285,000
Property and equipment:
Land	9,558,000	10,798,000
Buildings and improvements	20,692,000	22,588,000
Property under capital leases	1,314,000	1,314,000
Leasehold improvements	10,615,000	10,110,000
Equipment, furniture and fixtures	19,891,000	21,047,000
Construction in progress	316,000	1,193,000

	62,386,000	67,050,000
Less accumulated depreciation and amortization	29,827,000	31,620,000

	32,559,000	35,430,000

Other assets	676,000	837,000
Franchise agreements, net	1,260,000	1,417,000
Deferred tax asset	594,000	766,000
Goodwill	9,227,000	9,227,000

	$52,562,000	$55,962,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Long-term debt, current	$16,475,000	$3,190,000
Current maturities of capital lease obligations	39,000	34,000
Accounts payable	3,909,000	5,718,000
Accrued liabilities	3,934,000	4,678,000

	24,357,000	13,620,000

Long-term debt	19,738,000	35,789,000
Long-term capital lease obligations	1,105,000	1,144,000
Other long-term liabilities	4,061,000	1,083,000
Deferred tax liabilities	2,130,000	1,853,000

SHAREHOLDERS’ EQUITY
Preferred shares, 1,000,000 shares authorized, no shares outstanding	—	—
Common stock, no par value
Authorized shares — 25,000,000
Issued shares — 2,969,405	30,000	30,000
Treasury shares — 34,410	(81,000)	(81,000)
Capital in excess of stated value	29,432,000	29,344,000
Accumulated deficit	(28,210,000)	(26,820,000)

Total shareholders’ equity	1,171,000	2,473,000

	$52,562,000	$55,962,000

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

See accompanying Notes to Consolidated Financial Statements.

MORGAN’S FOODS, INC.
Consolidated Statements of Shareholders’ Equity
Years Ended March 1, 2009 and March 2, 2008

					Capital in		Total
	Common Shares		Treasury Shares		excess of	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	stated value	Deficit	Equity

Balance February 25,2007	2,969,405	$30,000	(88,410)	(131,000)	29,174,000	(27,234,000)	1,839,000
Net income						414,000	414,000
Exercise of stock options			54,000	50,000	170,000		220,000

Balance March 2, 2008	2,969,405	$30,000	(34,410)	$(81,000)	$29,344,000	$(26,820,000)	$2,473,000
Net loss						(1,390,000)	(1,390,000)
Stock compensation expense					88,000		88,000

Balance March 1, 2009	2,969,405	$30,000	(34,410)	$(81,000)	$29,432,000	$(28,210,000)	$1,171,000

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
NOTE 2. RESTATEMENT FOR RECLASSIFICATION OF DEBT
The Company has restated its balance sheet and related schedules for the correction of an error in the classification of its long term debt due to the improper application of the requirements of ASC 470-10 (formerly EITF 86-30). The error arose from the impact of certain covenant violations on the classification of long-term debt obligations. The standards require that for situations where a violation is being waived, if the term of the waiver is less than 12 months and a future violation within that period is probable, such debt must be classified as current. The restatement affects only the balance sheet as of March 1, 2009 and does not affect the statement of operations or the statement of cash flows. See Note 6 for further discussion of the classification of debt. The effect of the restatement is shown below:

	March 1, 2009
	As Restated	As Issued

Long-term debt, current	$16,475,000	$3,031,000
Long-term debt	19,738,000	33,182,000

Total long-term debt	$36,213,000	$36,213,000

Current liabilities	$24,357,000	$10,913,000

NOTE 3. LOSS ON RESTAURANT ASSETS
The Company had a loss on restaurant assets of $417,000 in fiscal 2009 compared to $112,000 in fiscal 2008. The fiscal 2009 loss primarily reflects loss realized from movements of fixed assets to assets held for sale, and a $245,000 charge for asset impairment write downs.
NOTE 4. INTANGIBLE ASSETS
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
NOTE 5. ACCRUED LIABILITIES
Accrued liabilities consist of the following at March 1, 2009 and March 2, 2008:

	2009	2008

Accrued compensation	$1,911,000	$2,277,000
Accrued taxes other than income taxes	896,000	873,000
Accrued liabilities related to closed restaurants	51,000	57,000
Deferred gain on sale/leaseback	197,000	18,000
Current portion of supply agreement	201,000	787,000
Current portion rent smoothing	65,000	55,000
Other accrued expenses	613,000	611,000

	$3,934,000	$4,678,000

NOTE 6. DEBT
Debt consists of the following at March 1, 2009 and March 2, 2008:

	2009	2008

	As Restated
Mortgage debt, interest at 8.3-10.6%, through 2019, collateralized by 44 restaurants in 2009 and 48 restaurants in 2008 having a net book value at March 1, 2009 of $17,287,000 and at March 2, 2008 of $17,781,000	$19,095,000	$23,678,000

Mortgage debt, interest at 7.2-7.3% fixed through 2018 and variable thereafter, collateralized by two restaurants having a net book value at March 1, 2009 of $1,483,000 and at March 2, 2008 of $1,136,000	2,155,000	2,205,000

Equipment loan, interest at 7.1% fixed through 2017, collateralized by equipment at two restaurants	397,000	428,000

Mortgage debt, variable interest of 4.08% at March 1, 2009, amortization to 2028 with a term to 2013 collateralized by 13 restaurants in 2009 and 10 restaurants in 2008 having a net book value at March 1, 2009 of $5,902,000 and at March 2, 2008 of $5,371,000	8,834,000	6,250,000

Equipment loan, variable interest of 4.83% at March 1, 2009, amortization to 2018 with a term to 2013 collateralized by the equipment at 17 restaurants	2,910,000	6,350,000

Equipment loan from franchisor for proprietary equipment, variable interest of 3.11% at March 1, 2009 through 2010	22,000	68,000

Equipment loan, variable interest rate of 5.18% at March 1, 2009, amortization to 2018 with a term to 2013 collateralized by the equipment at 10 restaurants	2,800,000	—

	36,213,000	38,979,000

Less long term debt	19,738,000	35,789,000

Long term debt, current portion	$16,475,000	$3,190,000

The combined aggregate amounts of scheduled future maturities for all long-term debt as of March 1, 2009:

	As Restated	By Contract

2010	$16,475,000	$3,031,000
2011	2,088,000	3,188,000
2012	2,289,000	3,388,000
2013	2,442,000	12,087,000
2014	2,470,000	4,070,000
Later years	10,449,000	10,449,000

	$36,213,000	$36,213,000

Approximately $13,444,000 of the Company’s variable rate debt is classified as current due to certain covenant violations. The normal terms of such debt indicate that periodic principal payments are required through 2013. This balance sheet presentation of the debt balances is required by the application of ASC 470-10 (formerly EITF 86-30) but management does not believe this presentation to be representative of the Company’s expected timing of the future debt payments. The amounts shown in the “As Restated” column above are reflective of the presentation required by the application of ASC 470-10 while the expected, contractual payment schedule is shown in the “By Contract” column.
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
The Company’s debt arrangements require the maintenance of a consolidated fixed charge coverage ratio of 1.2 to 1 regarding all of the Company’s mortgage and equipment loans and the maintenance of individual restaurant fixed charge coverage ratios of between 1.2 and 1.5 to 1 on certain of the Company’s mortgage loans. Certain loans also require a consolidated funded debt (debt balance plus a calculation based on operating lease payments) to earnings before interest, taxes, depreciation, amortization and rent ratio of 5.5 or less. Fixed charge coverage ratios are calculated by dividing the cash flow before rent and debt service for the previous 12 months by the debt service and rent due in the coming 12 months. The consolidated and individual coverage ratios are computed quarterly. At the end of fiscal 2009, the Company was not in compliance with the consolidated fixed charge coverage ratio of 1.2 or with the funded debt to EBITDAR ratio of 5.5 but has obtained waivers of the non-compliance from the applicable lenders. Also, at the end of fiscal 2009 the Company was not in compliance with the individual fixed charge coverage ratio on 19 of its restaurant properties and has obtained waivers with respect to the non-compliance from the applicable lender. All payments on the Company’s debt have been and continue to be current and management believes that the Company will continue to be able to service the debt.
Waivers of non-compliance were required and obtained with respect to an aggregate of $33,639,000 of debt outstanding at March 1, 2009. Of this amount, waivers with respect to $19,095,000 of debt continue through the end of fiscal 2010, and, therefore, such debt has been classified as long-term at March 1, 2009. As the waiver related to the remaining $14,544,000 of debt does not continue through the end of fiscal 2010, and another waiver related to this debt was required and obtained with respect to the next measurement period at the end of the first quarter of fiscal 2010, such debt has been classified as current in the accompanying consolidated balance sheet as of March 1, 2009. If the Company does not comply with the covenants of its various debt agreements in the future, and if future waivers are not obtained, the respective lenders will have certain remedies available to them which include calling the debt and the acceleration of payments. Noncompliance with the requirements of the Company’s debt agreements, if not waived, could also trigger cross-default provisions contained in the respective agreements.
In July, 2009, the Company entered into a loan modification agreement covering a portion of its debt and obtained appropriate waivers of financial covenant non-compliance on the remainder of its debt so that the Company’s debt as of May 24, 2009, the end of its first fiscal quarter of fiscal 2010, will be classified as current or long term based on contractual payment terms. The Company expects to be in compliance with its modified loan covenants throughout fiscal 2010.
NOTE 7. LEASE OBLIGATIONS AND OTHER COMMITMENTS
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

The Company’s operating leases for restaurant land and buildings are noncancellable and expire on various dates through 2028. The leases have renewal options ranging from 1 to 40 years. Certain restaurant land and building leases require the payment of additional rent equal to an amount by which a percentage of annual sales exceeds annual minimum rentals. Total contingent rentals were $91,000 and $118,000 in fiscal 2009 and 2008, respectively. Future noncancellable minimum rental payments under operating leases at March 1, 2009 are as follows: 2010 — $2,434,000; 2011 — $2,237,000; 2012 — $2,107,000; 2013 — $1,867,000; 2014 — $1,506,000 and an aggregate $12,155,000 for the years thereafter. Rental expense for all operating leases was $2,349,000 and $2,126,000 for fiscal 2009 and 2008, respectively, and is included in restaurant operating expenses in the consolidated statements of operations.
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
A reconciliation of the provision for income taxes and income taxes calculated at the statutory tax rate of 34% is as follows:

	2009	2008

Tax provision (benefit) at statutory rate	$(340,000)	$260,000
State and local taxes, net of federal benefit	4,000	9,000
Deferred tax provision-change in valuation allowance	846,000	11,000
Deferred tax provision-change in deferred state and local income taxes	(60,000)	42,000
Employment tax credits	(86,000)	—
Other	27,000	27,000

	$391,000	$349,000

The components of deferred tax assets (liabilities) at March 1, 2009 and March 2, 2008 are as follows:

	2009	2008

Operating loss carryforwards	$1,620,000	$1,113,000
Tax credit carryforwards	284,000	171,000
Stock Options	34,000	—
Property and equipment	2,049,000	3,121,000
Deferred gain on sale/leaseback	1,319,000	121,000
Accrued expenses not currently deductible	302,000	342,000
Prepaid expenses	(176,000)	(168,000)
Inventory valuation	6,000	7,000
Advance payments	135,000	182,000
Intangible assets	(102,000)	(92,000)
Deferred tax asset valuation allowance	(4,877,000)	(4,031,000)

Net deferred tax asset	$594,000	$766,000
Deferred tax liabilities associated with indefinite lived intangiable	(2,130,000)	(1,853,000)

Net total deferred taxes	$(1,536,000)	$(1,087,000)

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
NOTE 10. STOCK OPTIONS AND SHAREHOLDERS’ EQUITY
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
The following table summarizes information about stock options outstanding at March 1, 2009:

Exercise Prices	Outstanding 3-1-09	Average Life	Number Exercisable

3.000	7,500	0.8	7,500
4.125	62,500	0.1	62,500
1.500	150,000	9.7	—

	220,000	6.6	70,000
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
NOTE 11. 401(k) RETIREMENT PLAN
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
NOTE 13. NEW ACCOUNTING STANDARDS
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

NOTE 14. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) carried out an evaluation, which included inquiries made to certain other of our employees, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of March 1, 2009 because of the material weakness in our internal control over financial reporting discussed below. Notwithstanding the material weakness described below, our management has concluded that the Company’s consolidated financial statements included in the report are fairly stated, in all material respects, in accordance with accounting principles generally accepted in the United States on America.

Changes in Internal Control Over Financial Reporting
The CEO and CFO also have concluded that in the fourth quarter of the fiscal year ended March 1, 2009, there was a material weakness in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) which caused certain of the Company’s debt to be classified as non-current when such debt should properly have been classified as current. As a result, for each subsequent reporting period, Management will prepare or cause to be prepared, a memo detailing the application of accounting principles relating to the classification of debt to each of its long term debt facilities and conclude as to proper balance sheet classification.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). In evaluating the Company’s internal control over financial reporting, management has adopted the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 1, 2009. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management has concluded that we did not maintain effective internal control over financial reporting as of March 1, 2009.
A material weakness is a control deficiency, or a combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As of March 1, 2009, we did not maintain effective controls over the application of accounting principles relative to balance sheet classification of our debt obligations. This control deficiency did result in a material misstatement of the current and long-term portions of our debt obligations in the financial statements included in our originally filed Form 10-K for the year ended March 1, 2009 that was not prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.
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

Morgan’s Foods, Inc.
Dated: July 13, 2009	By:	/s/ Leonard R. Stein-Sapir
Leonard R. Stein-Sapir
Chairman of the Board, Chief Executive Officer & Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Leonard R. Stein-Sapir	By:	/s/ Lawrence S. Dolin

	Leonard R. Stein-Sapir		Lawrence S. Dolin
	Chairman of the Board,		Director
	Chief Executive Officer & Director		Dated: July 13, 2009
Dated: July 13, 2009

By:	/s/ James J. Liguori	By:	/s/ Bahman Guyuron

	James J. Liguori		Bahman Guyuron
	Director, President &		Director
	Chief Operating Officer		Dated: July 13, 2009
Dated: July 13, 2009

By:	/s/ Kenneth L. Hignett	By:	/s/ Steven S. Kaufman

	Kenneth L. Hignett		Steven S. Kaufman
	Director, Senior Vice President,		Director
	Chief Financial Officer & Secretary		Dated: July 13, 2009
Dated: July 13, 2009

		By:	/s/ Bernard Lerner

Bernard Lerner
Director
Dated: July 13, 2009

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