Form 10-Q
period 2009-05-24
MORGANS FOODS INC
filed 2009-07-13
CIK 68145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended May 24, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from _________ to _________
Commission File Number 1-08395
Morgan’s Foods, Inc.
(Exact name of registrant as specified in its charter)

Ohio	34-0562210

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4829 Galaxy Parkway, Suite S, Cleveland, Ohio	44128

(Address of principal executive offices)	(Zip Code)
(216) 359-9000
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
As of July 6, 2009, the issuer had 2,934,995 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
MORGAN’S FOODS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Quarter Ended
	May 24, 2009	May 25, 2008

Revenues	$22,931,000	$21,753,000

Cost of sales:
Food, paper and beverage	7,410,000	6,964,000
Labor and benefits	6,428,000	6,238,000
Restaurant operating expenses	5,876,000	5,487,000
Depreciation and amortization	717,000	773,000
General and administrative expenses	1,409,000	1,350,000
Loss on restaurant assets	6,000	5,000

Operating income	1,085,000	936,000
Interest expense:
Bank debt and notes payable	625,000	824,000
Capital leases	25,000	26,000
Other income and expense, net	(44,000)	(90,000)

Income before income taxes	479,000	176,000
Provision for income taxes	125,000	82,000

Net income	$354,000	$94,000

Basic net income per common share:	$0.12	$0.03

Diluted net income per common share:	$0.12	$0.03

See accompanying Notes to Consolidated Financial Statements.

MORGAN’S FOODS, INC.
CONSOLIDATED BALANCE SHEETS

	May 24, 2009	March 1, 2009
	(UNAUDITED)	(AS RESTATED)
ASSETS
Current assets:
Cash and equivalents	$7,634,000	$5,257,000
Receivables	447,000	806,000
Inventories	778,000	731,000
Prepaid expenses	511,000	624,000
Assets held for sale	828,000	828,000

	10,198,000	8,246,000
Property and equipment:
Land	9,558,000	9,558,000
Buildings and improvements	20,702,000	20,692,000
Property under capital leases	1,314,000	1,314,000
Leasehold improvements	10,364,000	10,615,000
Equipment, furniture and fixtures	20,043,000	19,891,000
Construction in progress	308,000	316,000

	62,289,000	62,386,000
Less accumulated depreciation and amortization	30,028,000	29,827,000

	32,261,000	32,559,000

Other assets	647,000	676,000
Franchise agreements, net	1,224,000	1,260,000
Deferred tax asset	555,000	594,000
Goodwill	9,227,000	9,227,000

	$54,112,000	$52,562,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Long-term debt, current	$3,058,000	$16,475,000
Current maturities of capital lease obligations	40,000	39,000
Accounts payable	4,840,000	3,909,000
Accrued liabilities	4,608,000	3,934,000

	12,546,000	24,357,000

Long-term debt	32,429,000	19,738,000
Long-term capital lease obligations	1,095,000	1,105,000
Other long-term liabilities	4,254,000	4,061,000
Deferred tax liabilities	2,207,000	2,130,000

SHAREHOLDERS’ EQUITY
Preferred shares, 1,000,000 shares authorized, no shares outstanding	—	—
Common shares, no par value
Authorized shares - 25,000,000
Issued shares - 2,969,405	30,000	30,000
Treasury shares - 34,410	(81,000)	(81,000)
Capital in excess of stated value	29,488,000	29,432,000
Accumulated deficit	(27,856,000)	(28,210,000)

Total shareholders’ equity	1,581,000	1,171,000

	$54,112,000	$52,562,000

See accompanying Notes to Consolidated Financial Statements.

MORGAN’S FOODS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

					Capital in		Total
	Common Shares		Treasury Shares		excess of	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	stated value	Deficit	Equity

Balance March 1, 2009	2,969,405	30,000	(34,410)	(81,000)	29,432,000	(28,210,000)	1,171,000
Net Income						354,000	354,000
Stock compensation expense					56,000		56,000

Balance May 24, 2009	2,969,405	$30,000	(34,410)	$(81,000)	$29,488,000	$(27,856,000)	$1,581,000

See accompanying Notes to Consolidated Financial Statements.

MORGAN’S FOODS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Quarter Ended
	May 24, 2009	May 25, 2008
Cash flows from operating activities:
Net income	$354,000	$94,000
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	717,000	773,000
Amortization of deferred financing costs	27,000	27,000
Amortization of supply agreement advances	(257,000)	(242,000)
Funding from supply agreements	—	37,000
Deferred income taxes	116,000	68,000
Stock compensation expense	56,000	—
Loss on restaurant assets	6,000	5,000
Changes in assets and liabilities:
Receivables	359,000	73,000
Inventories	(47,000)	(38,000)
Prepaid expenses	113,000	(121,000)
Other assets	2,000	—
Accounts payable	931,000	(482,000)
Accrued liabilities	1,136,000	(431,000)

Net cash provided by (used in) operating activities	3,513,000	(237,000)

Cash flows from investing activities:
Capital expenditures	(401,000)	(2,213,000)

Net cash used in investing activities	(401,000)	(2,213,000)

Cash flows from financing activities:
Principal payments on long-term debt	(726,000)	(804,000)
Principal payments on capital lease obligations	(9,000)	(7,000)

Net cash used in financing activities	(735,000)	(811,000)

Net change in cash and equivalents	2,377,000	(3,261,000)
Cash and equivalents, beginning balance	5,257,000	6,428,000

Cash and equivalents, ending balance	$7,634,000	$3,167,000

Interest paid was $655,000 and $888,000 in the first 12 weeks of fiscal 2010 and 2009, respectively Cash payments for income taxes were $2,000 and $1,000 in the first 12 weeks of fiscal 2010 and 2009, respectively
See accompanying Notes to Consolidated Financial Statements.

MORGAN’S FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS
The interim consolidated financial statements of Morgan’s Foods, Inc. (the “Company”) have been prepared without audit. In the opinion of Company management, all adjustments have been included. Unless otherwise disclosed, all adjustments consist only of normal recurring adjustments necessary for a fair statement of results of operations for the interim periods. These unaudited financial statements have been prepared using the same accounting principles that were used in preparation of the Company’s annual report on Form 10-K for the year ended March 1, 2009. Certain prior period amounts have been reclassified to conform to current period presentations. The results of operations for the quarter ended May 24, 2009 are not necessarily indicative of the results to be expected for the full year. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the fiscal year ended March 1, 2009.
In March 2008, the FASB issued SFAS No. 161 “Disclosure About Derivative Instruments and Hedging Activities-an amendment to FASB Statement 133” (SFAS 161). SFAS 161 requires enhanced disclosures about derivatives and hedging activities and the reasons for using them. SFAS 161 is effective for fiscal years beginning after November 15, 2008, the year beginning March 2, 2009 for the Company. We have adopted the provisions of SFAS 161 and have determined that the adoption has had no material effect on the results of operations of the Company.
In December 2007, the FASB issued SFAS 141R “Business Combinations.” SFAS No. 141R modifies the accounting for business combinations by requiring that acquired assets and assumed liabilities be recorded at fair value, contingent consideration arrangements be recorded at fair value on the date of the acquisition and preacquisition contingencies be accounted for in purchase accounting at fair value. The pronouncement also requires that transaction costs be expensed as incurred, acquired research and development be capitalized as an indefinite-lived intangible asset and the requirements of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” be met at the acquisition date in order to accrue for a restructuring plan in purchase accounting. SFAS No. 141R is required to be adopted prospectively effective for fiscal years beginning after December 15, 2008. We have adopted the provisions of SFAS 141R and have determined that the adoption has had no material effect on the results of operations of the Company.
NOTE 2 — NET INCOME PER COMMON SHARE
Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is based on the combined weighted average number of shares outstanding, which includes the assumed exercise, or conversion of options. In computing diluted net income per common share, the Company has utilized the treasury stock method. The following table reconciles the difference between basic and diluted earnings per common share:

	For the Quarter ended May 24, 2009			For the Quarter ended May 25, 2008
	Net income	Shares	Per Share	Net income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS
Income available to common shareholders	$354,000	2,934,995	$0.12	$94,000	2,934,995	$0.03

Effect of Dilutive Securities
Weighted Average Stock Options	—	28,110		—	22,901

Diluted EPS
Income available to common shareholders	$354,000	2,963,105	$0.12	$94,000	2,957,896	$0.03

Options to purchase 157,500 common shares were outstanding during the fiscal year but were included in the computation only for the time during which their exercise price was greater than the average market price of the common shares. Options for 7,500 shares, exercisable at $3.00 per share expire on January 7, 2010 and options for 150,000 shares, exercisable at $1.50 per share expire on November 5, 2018.

NOTE 3 — DEBT
The Company’s debt arrangements require the maintenance of a consolidated fixed charge coverage ratio of 1.2 to 1 regarding all of the Company’s mortgage loans and the maintenance of individual restaurant fixed charge coverage ratios of between 1.2 and 1.5 to 1 on certain of the Company’s mortgage loans. Fixed charge coverage ratios are calculated by dividing the cash flow before rent and debt service for the previous 12 months by the debt service and rent due in the coming 12 months. The consolidated and individual coverage ratios are computed quarterly. As of May 24, 2009, the Company entered into a loan modification agreement covering a portion of its debt which reduced the consolidated fixed charge coverage ratio to 1.15 to 1 from 1.20 to 1 and increased the funded debt to EBITDAR ratio to 6.15 from 5.5 for the first, second and third quarters of fiscal 2010 and was in compliance with those requirements. For certain other debt, the Company was not in compliance with the consolidated fixed charge coverage ratio of 1.20 to 1 but has obtained waivers of those requirements either for a period of longer than one year or for a period, after which management believes the Company will be in compliance with the requirements. In order to obtain the loan modification and the waivers, the Company paid certain fees. Also, as of May 24, 2009, the Company was not in compliance with the individual fixed charge coverage ratio on 19 of its restaurant properties and has also obtained waivers of these requirements covering a period of longer than one year. The debt obligations of the Company which contain fixed charge coverage ratio and funded debt to EBITDAR requirements are classified as long-term, except for the amounts due within one year. If the Company does not comply with the covenants of its various debt agreements in the future, and if future waivers are not obtained, the respective lenders will have certain remedies available to them which include calling the debt and the acceleration of payments. Noncompliance with the requirements of the Company’s debt agreements, if not waived, could also trigger cross-default provisions contained in the respective agreements.
Restatement
As of March 1, 2009, the Company was not in compliance with the consolidated fixed charge coverage ratio of 1.20 to 1 or with the funded debt to EBITDAR ratio of 5.5 to 1 and waivers of the non-compliance were obtained with respect to an aggregate of $33,639,000 of debt. Of this amount, waivers with respect to $19,095,000 of debt continued through the end of fiscal 2010, and, therefore, such debt was classified as long-term at March 1, 2009. As the waiver related to the remaining $14,544,000 of debt did not continue through the end of fiscal 2010, such debt, which was incorrectly classified as long-term in the originally filed Form 10-K for the fiscal year ended March 1, 2009 was restated to be classified as a current liability in the balance sheet included in a Form 10-K/A filing.
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
As of May 24, 2009, 157,500 options were outstanding, fully vested and exercisable at a weighted average exercise price of $1.57 per share. As of May 24, 2009, no options were available for grant.
     The following table summarizes information about stock options outstanding at May 24, 2009:

Exercise	Outstanding	Average	Number
Prices	5-24-09	Life	Exercisable

$3.00	7,500	0.6	7,500
1.50	150,000	9.7	150,000

$1.57	157,500	9.2	157,500

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
Capital expenditures to meet the image requirements of the franchisors and additional capital expenditures on those same restaurants being image enhanced are a large portion of the Company’s annual capital expenditures. However, the Company also has made and may make capital expenditures on restaurant properties not included on the foregoing schedule for upgrades or replacement of capital items appropriate for the continued successful operation of its restaurants. Capital expenditures in the volume and time horizon required by the image enhancement deadlines cannot be financed solely from existing cash balances and existing cash flow and the Company expects that it will have to utilize financing for a portion of the capital expenditures. The Company may use both debt and sale leaseback financing but has no commitments for either.
There can be no assurance that the Company will be able to accomplish the image enhancements and relocations required in the franchise agreements on terms acceptable to the Company. If the Company is unable to meet the requirements of a franchise agreement, the franchisor may choose to extend the time allowed for compliance or may terminate the franchise agreement.

NOTE 6 —ASSETS HELD FOR SALE
The Company owns the land and building of three closed KFC restaurants and the land and building adjacent to another of its restaurants, all of which are listed for sale and are shown on the Company’s consolidated balance sheet as Assets Held for Sale as of May 24, 2009 and March 1, 2009.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Description of Business. Morgan’s Foods, Inc. (“the Company”), which was formed in 1925, operates through wholly-owned subsidiaries KFC restaurants under franchises from KFC Corporation, Taco Bell restaurants under franchises from Taco Bell Corporation, Pizza Hut Express restaurants under licenses from Pizza Hut Corporation and an A&W restaurant under a license from A&W Restaurants, Inc. As of July 6, 2009, the Company operates 68 KFC restaurants, 6 Taco Bell restaurants, 13 KFC/Taco Bell “2n1’s” under franchises from KFC Corporation and franchises or licenses from Taco Bell Corporation, 3 Taco Bell/Pizza Hut Express “2n1’s” under franchises from Taco Bell Corporation and licenses from Pizza Hut Corporation, 1 KFC/Pizza Hut Express “2n1” under a franchise from KFC Corporation and a license from Pizza Hut Corporation and 1 KFC/A&W “2n1” operated under a franchise from KFC Corporation and a license from A&W Restaurants, Inc. The Company’s fiscal year is a 52 — 53 week year ending on the Sunday nearest the last day of February.
Summary of Expenses and Operating Income as a Percentage of Revenues

	Quarter Ended
	May 24, 2009	May 25, 2008

Cost of sales:
Food, paper and beverage	32.3%	32.0%
Labor and benefits	28.0%	28.7%
Restaurant operating expenses	25.6%	25.2%
Depreciation and amortization	3.1%	3.6%
General and administrative expenses	6.1%	6.2%
Operating income	4.7%	4.3%
Revenues. The revenue increase of $1,178,000 in the quarter ended May 24, 2009 compared to the quarter ended May 25, 2008 was primarily the result of a 6.9% increase in comparable restaurant revenues. Most of the revenue increase took place in the company’s third fiscal period which is the final period of the first quarter and was related to the national rollout of Kentucky Grilled Chicken®(“KGC”).
Cost of Sales — Food, Paper and Beverage. Food, paper and beverage costs increased as a percentage of revenue to 32.3% for the quarter ended May 24, 2009 compared to 32.0% for the quarter ended May 25, 2008. The increase in the current year quarter was primarily the result of the national promotion of KGC which involved free single piece and free two piece dinner promotions.
Cost of Sales — Labor and Benefits. Labor and benefits decreased to 28.0% of revenues for the twelve weeks ended May 24, 2009 compared to 28.7% in the comparable prior year period primarily due to increases in efficiencies caused by higher unit volumes.
Restaurant Operating Expenses. Restaurant operating expenses were relatively unchanged as a percentage of revenue at 25.6% in the first quarter of fiscal 2010 compared to 25.2% in the first quarter of fiscal 2009.
Depreciation and Amortization. Depreciation and amortization decreased to $717,000 in the quarter ended May 24, 2009 compared to $773,000 for the quarter ended May 25, 2008 primarily due to the permanent closure of 4 restaurants.
General and Administrative Expenses. General and administrative expenses increased slightly to $1,409,000 in the first quarter of fiscal 2010 compared to $1,350,000 in the first quarter of fiscal 2009, primarily due to the recording of compensation expense related to the granting of stock options.
Loss on Restaurant Assets. Loss on restaurant assets was substantially unchanged at $6,000 in the first quarter of fiscal 2010 compared to $5,000 in the first quarter of fiscal 2009.

Operating Income. Operating income in the first quarter of fiscal 2010 increased to $1,085,000 or 4.7% of revenues compared to $936,000 or 4.3% of revenues for the first quarter of fiscal 2009 primarily due to the increase in revenues discussed above and the closure of poor performing restaurants.
Interest Expense. Interest expense on bank debt and notes payable decreased to $625,000 in the first quarter of fiscal 2010 from $824,000 in the first quarter of fiscal 2009 due to lower interest rates on debt which was refinanced during the fiscal 2009 second quarter.
Other Income. Other income decreased to $44,000 for the first quarter of fiscal 2010 from $90,000 for the first quarter of fiscal 2009. The decrease was primarily due to a lack of earnings on invested cash balances.
Provision for Income Taxes. The provision for income taxes for the quarter ended May 24, 2009 was $125,000 on pre-tax income of $479,000 compared to $82,000 on pre-tax income of $176,000 for the comparable prior year period. The provision for income taxes is recorded at the Company’s projected annual effective tax rate and consists of a current tax provision of $9,000 and a deferred tax provision of $116,000. The effective tax rate for the current year quarter is lower than the comparable prior year period due to the effect of employment tax credits and deferred tax benefit as a result of a change in estimate of the future realization of various deferred items based on the Company’s conclusion about the amount of projected taxable income within the carry forward period. The changes in deferred taxes are non-cash items and do not affect the Company’s cash flow or cash balances.
Liquidity and Capital Resources. Cash flow activity for the twelve weeks ended May 24, 2009 is presented in the Consolidated Statements of Cash Flows. Cash provided by operating activities was $3,513,000 for the twelve weeks ended May 24, 2009 compared to cash used in operating activities of $237,000 for the twelve weeks ended May 25, 2008. The increase in operating cash flow resulted primarily from the increase in net income and changes in certain assets and liabilities. The Company paid scheduled long-term bank and capitalized lease debt of $735,000 in the first twelve weeks of fiscal 2010 compared to payments of $811,000 for the same period in fiscal 2009. Capital expenditures in the twelve weeks ended May 24, 2009 were $401,000, compared to $2,213,000 for the same period in fiscal 2009 as the Company had no image enhancement activity in the current year quarter. Capital expenditure activity is discussed in more detail in Note 5 to the consolidated financial statements.
The Company’s debt arrangements require the maintenance of a consolidated fixed charge coverage ratio of 1.2 to 1 regarding all of the Company’s mortgage loans and the maintenance of individual restaurant fixed charge coverage ratios of between 1.2 and 1.5 to 1 on certain of the Company’s mortgage loans. Fixed charge coverage ratios are calculated by dividing the cash flow before rent and debt service for the previous 12 months by the debt service and rent due in the coming 12 months. The consolidated and individual coverage ratios are computed quarterly. As of May 24, 2009, the Company entered into a loan modification agreement covering a portion of its debt which reduced the consolidated fixed charge coverage ratio to 1.15 to 1 from 1.20 to 1 and increased the funded debt to EBITDAR ratio to 6.15 from 5.5 for the first, second and third quarters of fiscal 2010 and was in compliance with those requirements. For certain other debt, the Company was not in compliance with the consolidated fixed charge coverage ratio of 1.20 to 1 but has obtained waivers of those requirements either for a period of longer than one year or for a period, after which management believes the Company will be in compliance with the requirements. In order to obtain the loan modification and the waivers, the Company paid certain fees. Also, as of May 24, 2009, the Company was not in compliance with the individual fixed charge coverage ratio on 19 of its restaurant properties and has also obtained waivers of these requirements covering a period of longer than one year. The debt obligations of the Company which contain fixed charge coverage ratio and funded debt to EBITDAR requirements are classified as long-term, except for the amounts due within one year. If the Company does not comply with the covenants of its various debt agreements in the future, and if future waivers are not obtained, the respective lenders will have certain remedies available to them which include calling the debt and the acceleration of payments. Noncompliance with the requirements of the Company’s debt agreements, if not waived, could also trigger cross-default provisions contained in the respective agreements.
New Accounting Pronouncements. In March 2008, the FASB issued SFAS No. 161 “Disclosure About Derivative Instruments and Hedging Activities-an amendment to FASB Statement 133” (SFAS 161). SFAS 161 requires enhanced disclosures about derivatives and hedging activities and the reasons for using them. SFAS 161 is effective for fiscal years beginning after November 15, 2008, the year beginning March 2, 2009 for the Company. We have adopted the provisions of SFAS 161 and have determined that the adoption has had no material effect on the results of operations of the Company.
In December 2007, the FASB issued SFAS 141R “Business Combinations.” SFAS No. 141R modifies the accounting for business combinations by requiring that acquired assets and assumed liabilities be recorded at fair value, contingent consideration arrangements be recorded at fair value on the date of the acquisition and preacquisition contingencies be accounted for in purchase accounting at fair value. The pronouncement also requires that transaction costs be expensed as incurred, acquired research and development be capitalized as an indefinite-lived intangible asset and the requirements of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” be met at the acquisition date in order to accrue for a restructuring plan in purchase accounting. SFAS No. 141R is required to be adopted prospectively effective for fiscal years beginning after December 15, 2008. We have adopted the provisions of SFAS 141R and have determined that the adoption has had no material effect on the results of operations of the Company.
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
Safe Harbor Statements. This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The statements include those identified by such words as “may,” “will,” “expect” “anticipate,” “believe,” “plan” and other similar terminology. Forward looking statements involve risks and uncertainties that could cause actual events or results to differ materially from those expressed or implied in this report. The “forward-looking statements” reflect the Company’s current expectations and are based upon data available at the time of the statements. Actual results involve risks and uncertainties, including both those specific to the Company and general economic and industry factors. Factors specific to the Company include, but are not limited to, its debt covenant compliance, actions that lenders may take with respect to any debt covenant violations, its ability to obtain waivers of any debt covenant violations and its ability to pay all of its current and long-term obligations and those factors described in Part I Item 1A (“Risk Factors”) of the Company’s annual report on Form 10-K filed with the SEC on June 3, 2009. Economic and industry risks and uncertainties include, but are not limited, to, franchisor promotions, business and economic conditions, legislation and governmental regulation, competition, success of operating initiatives and advertising and promotional efforts, volatility of commodity costs and increases in minimum wage and other operating costs, availability and cost of land and construction, consumer preferences, spending patterns and demographic trends.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Certain of the Company’s debt comprising approximately $14.3 million of principal balance has a variable rate which is adjusted monthly. A one percent increase in variable rate base (90 day LIBOR) of the loans at the beginning of the year would cost the Company approximately $143,000 in additional annual interest costs. The Company may choose to offset all, or a portion of the risk through the use of interest rate swaps. The Company’s remaining borrowings are at fixed interest rates, and accordingly the Company does not have market risk exposure for fluctuations in interest rates relative to those loans. The Company does not enter into derivative financial investments for trading or speculation purposes. Also, the Company is subject to volatility in food costs as a result of market risk and we manage that risk through the use of a franchisee purchasing cooperative which uses longer term purchasing contracts. Our ability to recover increased costs through higher pricing is, at times, limited by the competitive environment in which we operate. The Company believes that its market risk exposure is not material to the Company’s financial position, liquidity or results of operations.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) carried out an evaluation, which included inquiries made to certain other of our employees, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of May 24, 2009 because of the material weakness in our internal control over financial reporting discussed below. Notwithstanding the material weakness described below, our management has concluded that the Company’s consolidated financial statements included in the report are fairly stated, in all material respects, in accordance with accounting principles generally accepted in the United States on America.
Changes in Internal Control Over Financial Reporting
The CEO and CFO also have concluded that in the fourth quarter of the fiscal year ended March 1, 2009 and also in the first quarter of the fiscal year ending February 28, 2010, there was a material weakness in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) which caused certain of the Company’s debt to be classified as non-current when such debt should properly have been classified as current in the balance sheet as of March 1, 2009. As a result, for each subsequent reporting period, Management will prepare or cause to be prepared, a memo detailing the application of accounting principles relating to the classification of debt to each of its long term debt facilities and conclude as to proper balance sheet classification.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
The Company is a party to various legal proceedings and claims arising in the ordinary course of its business. The Company believes that the outcome of these matters will not have a material adverse affect on its consolidated financial position, results of operations or liquidity.
Item 1A. Risk Factors
The Company’s annual report on Form 10-K for the fiscal year ended March 1, 2009 discusses the risk factors facing the Company. There has been no material change in the risk factors facing our business since March 1, 2009.
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

MORGAN’S FOODS, INC.
/s/ Kenneth L. Hignett
Senior Vice President,
Chief Financial Officer and Secretary July 13, 2009

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