Form 10-Q
period 2009-08-16
MORGANS FOODS INC
filed 2009-09-30
CIK 68145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended August 16, 2009
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
As of September 28, 2009, the issuer had 2,934,995 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
MORGAN’S FOODS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Quarter Ended
	August 16, 2009	August 17, 2008

Revenues	$23,202,000	$23,049,000

Cost of sales:
Food, paper and beverage	7,356,000	7,506,000
Labor and benefits	6,405,000	6,557,000
Restaurant operating expenses	6,004,000	6,041,000
Depreciation and amortization	711,000	791,000
General and administrative expenses	1,437,000	1,364,000
Loss (gain) on restaurant assets	15,000	(9,000)

Operating income	1,274,000	799,000
Interest expense:
Prepayment and deferred financing costs	82,000	428,000
Bank debt and notes payable	591,000	734,000
Capital leases	25,000	27,000
Other income and expense, net	(43,000)	(79,000)

Income (loss) before income taxes	619,000	(311,000)
Provision for income taxes	299,000	330,000

Net income (loss)	$320,000	$(641,000)

Basic net income (loss) per common share:	$0.11	$(0.22)

Diluted net income (loss) per common share:	$0.11	$(0.22)

Basic weighted average number of shares outstanding	2,934,995	2,934,995
Diluted weighted average number of shares outstanding	2,990,361	2,944,450
See notes to these consolidated financial statements.

MORGAN’S FOODS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Twenty-four Weeks Ended
	August 16, 2009	August 17, 2008

Revenues	$46,133,000	$44,802,000

Cost of sales:
Food, paper and beverage	14,766,000	14,470,000
Labor and benefits	12,833,000	12,795,000
Restaurant operating expenses	11,880,000	11,528,000
Depreciation and amortization	1,428,000	1,564,000
General and administrative expenses	2,846,000	2,714,000
Loss (gain) on restaurant assets	21,000	(4,000)

Operating income	2,359,000	1,735,000
Interest expense:
Prepayment and deferred financing costs	82,000	428,000
Bank debt and notes payable	1,216,000	1,558,000
Capital leases	50,000	53,000
Other income and expense, net	(87,000)	(169,000)

Income (loss) before income taxes	1,098,000	(135,000)
Provision for income taxes	424,000	412,000

Net income (loss)	$674,000	$(547,000)

Basic net income (loss) per common share:	$0.23	$(0.19)

Diluted net income (loss) per common share:	$0.23	$(0.19)

Basic weighted average number of shares outstanding	2,934,995	2,934,995
Diluted weighted average number of shares outstanding	2,976,733	2,951,173
See notes to these consolidated financial statements

MORGAN’S FOODS, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	August 16, 2009	March 1, 2009

ASSETS
Current assets:
Cash and equivalents	$6,875,000	$5,257,000
Receivables	461,000	806,000
Inventories	710,000	731,000
Prepaid expenses	322,000	624,000
Assets held for sale	678,000	828,000

	9,046,000	8,246,000
Property and equipment:
Land	9,558,000	9,558,000
Buildings and improvements	20,886,000	20,692,000
Property under capital leases	1,314,000	1,314,000
Leasehold improvements	10,444,000	10,615,000
Equipment, furniture and fixtures	20,115,000	19,891,000
Construction in progress	372,000	316,000

	62,689,000	62,386,000
Less accumulated depreciation and amortization	30,708,000	29,827,000

	31,981,000	32,559,000

Other assets	614,000	676,000
Franchise agreements, net	1,198,000	1,260,000
Deferred tax asset	398,000	594,000
Goodwill	9,227,000	9,227,000

	$52,464,000	$52,562,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Long-term debt, current	$3,066,000	$16,475,000
Current maturities of capital lease obligations	41,000	39,000
Accounts payable	4,105,000	3,909,000
Accrued liabilities	4,408,000	3,934,000

	11,620,000	24,357,000

Long-term debt	31,363,000	19,738,000
Long-term capital lease obligations	1,085,000	1,105,000
Other long-term liabilities	4,152,000	4,061,000
Deferred tax liabilities	2,343,000	2,130,000

SHAREHOLDERS’ EQUITY
Preferred shares, 1,000,000 shares authorized, no shares outstanding	—	—
Common stock, no par value
Authorized shares - 25,000,000
Issued shares - 2,969,405	30,000	30,000
Treasury shares - 34,410	(81,000)	(81,000)
Capital in excess of stated value	29,488,000	29,432,000
Accumulated deficit	(27,536,000)	(28,210,000)

Total shareholders’ equity	1,901,000	1,171,000

	$52,464,000	$52,562,000

See notes to these consolidated financial statements.

MORGAN’S FOODS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

					Capital in		Total
	Common Shares		Treasury Shares		excess of	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	stated value	Deficit	Equity

Balance March 1, 2009	2,969,405	$30,000	(34,410)	$(81,000)	$29,432,000	$(28,210,000)	$1,171,000
Net income						674,000	674,000
Stock compensation expense					56,000		56,000

Balance May 24, 2009	2,969,405	$30,000	(34,410)	$(81,000)	$29,488,000	$(27,536,000)	$1,901,000

See notes to these consolidated financial statements.

MORGAN’S FOODS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Twenty-four Weeks Ended
	August 16, 2009	August 17, 2008

Cash flows from operating activities:
Net income (loss)	$674,000	$(547,000)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	1,428,000	1,564,000
Amortization of deferred financing costs	57,000	59,000
Amortization of supply agreement advances	(563,000)	(473,000)
Funding from supply agreements	—	38,000
Deferred income taxes	409,000	472,000
Stock compensation expense	56,000	—
Disposal of restaurant assets	21,000	(4,000)
Changes in assets and liabilities:
Receivables	395,000	18,000
Inventories	21,000	(32,000)
Prepaid expenses	302,000	297,000
Other assets	5,000	—
Accounts payable	196,000	(840,000)
Accrued liabilities	1,106,000	(819,000)

Net cash provided by (used in) operating activities	4,107,000	(267,000)

Cash flows from investing activities:
Proceeds from sale of restaurant	119,000	—
Capital expenditures	(802,000)	(2,956,000)
Proceeds from sale/leasebacks	—	1,972,000
Purchase of license and other investments	(4,000)	—

Net cash used in investing activities	(687,000)	(984,000)

Cash flows from financing activities:
Proceeds from long-term borrowings	—	3,000,000
Principal payments on long-term debt	(1,478,000)	(1,532,000)
Principal payments on capital lease obligations	(18,000)	(13,000)
Bank debt repayment in advance	(306,000)	(2,451,000)
Deferred gain on sale/leaseback transactions	—	3,216,000

Net cash provided by (used in) financing activities	(1,802,000)	2,220,000

Net change in cash and equivalents	1,618,000	969,000
Cash and equivalents, beginning balance	5,257,000	6,428,000

Cash and equivalents, ending balance	$6,875,000	$7,397,000

Interest paid was $1,311,000 and $1,697,000 in the first 24 weeks of fiscal 2010 and 2009 respectively
Cash payments for income taxes were $3,000 and $34,000 in the first 24 weeks of fiscal 2010 and 2009 respectively
See notes to these consolidated financial statements.

MORGAN’S FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The interim consolidated financial statements of Morgan’s Foods, Inc. (the “Company”) have been prepared without audit. In the opinion of Company management, all adjustments have been included. Unless otherwise disclosed, all adjustments consist only of normal recurring adjustments necessary for a fair statement of results of operations for the interim periods. These unaudited financial statements have been prepared using the same accounting principles that were used in preparation of the Company’s annual report on Form 10-K for the year ended March 1, 2009. Certain prior period amounts have been reclassified to conform to current period presentations. The results of operations for the twenty-four weeks ended August 16, 2009 are not necessarily indicative of the results to be expected for the full year. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the fiscal year ended March 1, 2009. Management has considered events occurring through September 30, 2009 for possible disclosure as subsequent events.
The Company’s debt is reported at historical cost, based upon stated interest rates which represented market rates at the time of borrowing. Due to subsequent declines in credit quality throughout the restaurant industry resulting from weak and volatile operating performance and related declines in restaurant values, the market for fixed rate mortgage debt for restaurant financing is currently extremely limited. The Company’s debt is not publicly traded and there are few lenders or financing transactions for similar debt in the marketplace at this time. Consequently, management has not been able to identify a market for fixed rate restaurant mortgage debt with a similar risk profile, and has concluded that it is not practicable to estimate the fair value of the Company’s debt as of August 16, 2009.
NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS
Effective July 1, 2009, the FASB (Financial Accounting Standards Board) Accounting Standards Codification (ASC) (Topic 105, “Generally Accepted Accounting Principles”), became the single source for authoritative nongovernmental U.S. generally accepted accounting principles. During fiscal 2010, four new accounting standards became effective. These new standards are included in Topic 820 “Fair Value Measurements and Disclosures” as it relates to non-financial assets and liabilities, Topic 805 “Disclosures About Derivative Investments and Hedging Activities”, Topic 815 “Business Combinations” and Topic 855 “Subsequent Events” of the FASB ASC. The Company has determined that the changes to the accounting standards in fiscal 2010 do not have a material effect on the Company’s financial position or results of operations.
NOTE 3 — NET INCOME PER COMMON SHARE
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

	For the Quarter ended August 16, 2009			For the Quarter ended August 17, 2008
	Net income	Shares	Per Share	Net loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS
Income available to common shareholders	$320,000	2,934,995	$0.11	$(641,000)	2,934,995	$(0.22)

Effect of Dilutive Securities
Weighted Average Stock Options	—	55,366		—	9,455

Diluted EPS
Income available to common shareholders	$320,000	2,990,361	$0.11	$(641,000)	2,944,450	$(0.22)

	Twenty-four weeks ended August 16, 2009			Twenty-four weeks ended August 17, 2008
	Net income	Shares	Per Share	Net loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS
Income available to common shareholders	$674,000	2,934,995	$0.23	$(547,000)	2,934,995	$(0.19)

Effect of Dilutive Securities
Weighted Average Stock Options	—	41,738		—	16,178

Diluted EPS
Income available to common shareholders	$674,000	2,976,733	$0.23	$(547,000)	2,951,173	$(0.19)

Options to purchase 157,500 common shares were outstanding during the 2010 fiscal year but were included in the computation only for the time during which their exercise price was greater than the average market price of the common shares. Options for 7,500 shares, exercisable at $3.00 per share expire on January 7, 2010 and options for 150,000 shares, exercisable at $1.50 per share expire on November 5, 2018.
NOTE 4 — DEBT
The Company’s debt arrangements require the maintenance of a consolidated fixed charge coverage ratio of 1.2 to 1 regarding all of the Company’s mortgage loans and the maintenance of individual restaurant fixed charge coverage ratios of between 1.2 and 1.5 to 1 on certain of the Company’s mortgage loans. A portion of the Company’s debt also contains a funded debt to EBITDAR (earnings before interest, taxes, depreciation, amortization and rent) requirement of 5.5. Fixed charge coverage ratios are calculated by dividing the cash flow before rent and debt service for the previous 12 months by the debt service and rent due in the coming 12 months. In the calculation of funded debt to EBITDAR, funded debt is the next twelve month operating lease obligation times eight plus the debt balance at the measurement date. The funded debt is then divided by the prior twelve month EBITDAR to obtain the calculated ratio. The consolidated and individual ratios are all computed quarterly. As of May 24, 2009, the Company entered into a loan modification agreement covering a portion of its debt which reduced the consolidated fixed charge coverage ratio to 1.15 to 1 from 1.20 to 1 and increased the funded debt to EBITDAR ratio to 6.15 from 5.5 for the first, second and third quarters of fiscal 2010 and was in compliance with those requirements. With respect to its other debt, the Company was in compliance with the consolidated fixed charge coverage ratio of 1.20 to 1. As of the measurement date of August 16, 2009, the Company’s consolidated fixed charge coverage ratio was 1.21 to 1, funded debt to EBITDAR was 5.6 and management projects that the Company will be in compliance with its consolidated debt covenants at future measurement dates. In order to obtain the loan modification, the Company paid certain fees. As of August 16, 2009, the Company was not in compliance with the individual fixed charge coverage ratio on 18 of its restaurant properties and has obtained waivers of these requirements covering a period of longer than one year. The debt obligations of the Company which contain fixed charge coverage ratio and funded debt to EBITDAR requirements are classified as long-term, except for the amounts due within one year. If the Company does not comply with the covenants of its various debt agreements in the future, and if future waivers are not obtained, the respective lenders will have certain remedies available to them which include calling the debt, increasing the interest rates and the acceleration of payments. Noncompliance with the requirements of the Company’s debt agreements, if not waived, could also trigger cross-default provisions contained in the respective agreements.
NOTE 5 — STOCK OPTIONS
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
As of August 16, 2009, 157,500 options were outstanding, fully vested and exercisable at a weighted average exercise price of $1.57 per share. As of August 16, 2009, no options were available for grant.
     The following table summarizes information about stock options outstanding at August 16, 2009:

Exercise	Outstanding		Number
Prices	8-16-09	Average Life	Exercisable

$3.00	7,500	0.5	7,500
$1.50	150,000	9.2	150,000

$1.57	157,500	8.8	157,500

NOTE 6 — CAPITAL EXPENDITURES
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
NOTE 7 — ASSETS HELD FOR SALE
The Company owns the land and building of two closed KFC restaurants and the land and building adjacent to another of its restaurants, all of which are listed for sale and are shown on the Company’s consolidated balance sheet as Assets Held for Sale as of August 16, 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Description of Business. Morgan’s Foods, Inc. (the “Company”), which was formed in 1925, operates through wholly-owned subsidiaries KFC restaurants under franchises from KFC Corporation, Taco Bell restaurants under franchises from Taco Bell Corporation, Pizza Hut Express restaurants under licenses from Pizza Hut Corporation and an A&W restaurant under a license from A&W Restaurants, Inc. As of September 28, 2009, the Company operates 68 KFC restaurants, 6 Taco Bell restaurants, 13 KFC/Taco Bell “2n1’s” under franchises from KFC Corporation and franchises or licenses from Taco Bell Corporation, 3 Taco Bell/Pizza Hut Express “2n1’s” under franchises from Taco Bell Corporation and licenses from Pizza Hut Corporation, 1 KFC/Pizza Hut Express “2n1” under a franchise from KFC Corporation and a license from Pizza Hut Corporation and 1 KFC/A&W “2n1” operated under a franchise from KFC Corporation and a license from A&W Restaurants, Inc. The Company’s fiscal year is a 52 — 53 week year ending on the Sunday nearest the last day of February.

Summary of Expenses and Operating Income as a Percentage of Revenues

	Quarter Ended		Twenty-four Weeks Ended
	August 16, 2009	August 17, 2008	August 16, 2009	August 17, 2008

Cost of sales:
Food, paper and beverage	31.7%	32.6%	32.0%	32.3%
Labor and benefits	27.6%	28.4%	27.8%	28.6%
Restaurant operating expenses	25.9%	26.2%	25.8%	25.7%
Depreciation and amortization	3.1%	3.4%	3.1%	3.5%
General and administrative expenses	6.2%	5.9%	6.2%	6.1%
Operating income	5.5%	3.5%	5.1%	3.9%
Revenues. The revenue increase of $153,000 in the quarter ended August 16, 2009 as compared to the prior year quarter was primarily the result of a 2.6% increase in comparable restaurant revenues and the relocation of a KFC restaurant to a higher volume location, partially offset by the permanent closing of four restaurants. The increase in comparable revenues was largely attributable to the introduction of Kentucky Grilled Chicken® (“KGC”) which took place during the first quarter of fiscal 2010. The increase of $1,331,000 in revenue for the twenty-four weeks ended August 16, 2009 compared to the twenty-four weeks ended August 17, 2008 was primarily the result of a comparable restaurant revenue increase of 5.0% and the factors discussed above.
Cost of Sales — Food, Paper and Beverage. Food, paper and beverage costs decreased as a percentage of revenue to 31.7% for the quarter ended August 16, 2009 compared to 32.6% for the quarter ended August 17, 2008. The decrease in the current year quarter was primarily the result of higher vendor rebates due to an early extension of a beverage contract that included a retroactive pricing adjustment offset by the national promotion of KGC which involved a free two piece dinner promotion. Food, paper and beverage costs for the twenty-four weeks ended August 16, 2009 decreased to 32.0% compared to 32.3% in the prior year period primarily for the reasons discussed above.
Cost of Sales — Labor and Benefits. Labor and benefits decreased as a percentage of revenue for the quarter ended August 16, 2009 to 27.6% compared to 28.4% for the year earlier quarter. The decrease was primarily due to increased efficiencies caused by higher unit volumes. Labor and benefits decreased to 27.8% of revenues for the twenty-four weeks ended August 16, 2009 compared to 28.6% in the comparable prior year period primarily due to increases in efficiencies mainly caused by higher unit volumes during the KGC rollout.
Restaurant Operating Expenses. Restaurant operating expenses declined slightly to 25.9% percent of revenue in the second quarter of fiscal 2010 compared to 26.2% in the second quarter of fiscal 2009 primarily due to lower utility rates in the current year period. For the twenty-four weeks ended August 16, 2009, restaurant operating expenses were relatively unchanged as a percentage of revenue at 25.8% from 25.7% in the comparable prior year period.
Depreciation and Amortization. Depreciation and amortization decreased to $711,000 in the quarter and $1,428,000 in the twenty-four weeks ended August 16, 2009 compared to $791,000 for the quarter and $1,564,000 for the twenty-four weeks ended August 17, 2008 primarily due to the permanent closure of 4 restaurants.
General and Administrative Expenses. General and administrative expenses increased to $1,437,000 in the second quarter of fiscal 2010 compared to $1,364,000 in the prior year quarter primarily due to higher bonuses for operations management personnel. General and administrative expenses for the twenty-four weeks ended August 16, 2009 increased to $2,846,000 from $2,714,000 for the comparable prior year period primarily due to the bonuses mentioned above and compensation expense related to the granting of stock options on November 6, 2008.
Loss (gain) on Restaurant Assets. The Company experienced a loss on restaurant assets of $15,000 for the second quarter of fiscal 2010 compared to a gain of $9,000 for the second quarter of fiscal 2009. The amounts contain reductions in the reserve for closed restaurant locations and the sale of one restaurant. The loss on restaurant assets of $21,000 the first twenty-four weeks of fiscal 2010 compared to a gain of $4,000 for the first twenty-four weeks of fiscal 2009, primarily reflect the same factors as the quarter amounts discussed above.
Operating Income. Operating income in the second quarter of fiscal 2010 increased to $1,274,000, or 5.5% of revenues, compared to $799,000, or 3.5% of revenues, for the second quarter of fiscal 2009 primarily due to the increase in revenues in the current year period discussed above and the closure of poor performing restaurants. Operating income for the twenty-four weeks ended August 16, 2009 increased to $2,359,000, or 5.1% of revenues, from $1,735,000, or 3.9% of revenues, for the twenty-four weeks ended August 17, 2008 primarily for the same reasons.
Interest Expense. The second quarter of fiscal 2010 contained $82,000 of prepayment penalties and the write off of deferred financing costs related to the early payment of the debt on a closed restaurant location which was sold while the comparable prior year period contained $428,000 related to the early payment of the debt on several locations in a refinancing transaction. Interest expense on bank debt and notes payable including capitalized leases decreased to $616,000 in the second quarter of fiscal 2010 from $761,000 in the second quarter of fiscal 2009 due to lower debt balances. Interest expense on bank debt and notes payable including capitalized leases for the twenty-four weeks ended August 16, 2009 was $1,266,000 compared to $1,611,000 for the comparable prior year period primarily for the reasons discussed above.
Other Income. Other income decreased to $43,000 for the second quarter and $87,000 for the first twenty-four weeks of fiscal 2010 from $79,000 for the second quarter and $169,000 for the first twenty-four weeks of fiscal 2009. The decreases were primarily due to the lack of earnings on invested cash balances in the current fiscal periods.
Provision for Income Taxes. The provision for income taxes for the quarter ended August 16, 2009 was $299,000 on pre-tax income of $619,000 compared to $330,000 on a pre-tax loss of ($311,000) for the comparable prior year period. The provision for income taxes is recorded at the Company’s projected annual effective tax rate and consists of a current tax expense of $7,000 and a deferred tax provision of $292,000 compared to a current income tax benefit of $73,000 and a deferred tax provision of $403,000 for the comparable prior year period.
The provision for income taxes for the twenty-four weeks ended August 16, 2009 was $424,000 on pre-tax income of $1,098,000 compared to $412,000 on a pre-tax loss of ($135,000) for the comparable prior year period. The components of the tax provision for the twenty-four weeks ended August 16, 2009 were a current tax expense of $16,000 and deferred tax provision of $408,000 compared to a current income tax benefit of $59,000 and a deferred tax provision of $471,000 for the comparable prior year period. The comparable prior year quarter and twenty-four week period include a current tax benefit of $63,000 as a result of available employment tax credits that can be carried back to offset taxes previously paid.
The deferred tax provision for the current quarter and for the twenty-four weeks ended August 16, 2009 includes a $48,000 increase in the deferred tax asset valuation allowance from a change in projection of income that would allow the future realization of deferred tax assets. The comparable quarter and twenty-four weeks ended August 17, 2008 include a $501,000 increase in the deferred tax asset valuation allowance from a change in projection of income that would allow the future realization of deferred tax assets. A valuation allowance is recorded to reduce the deferred tax assets to the amount more likely than not to be realized in the future. During the quarter the Company increased the valuation allowance as a result of the Company’s conclusion about the amount of projected taxable income within the carry forward period that was more likely than not based on recent actual operating results and other current economic factors. The deferred tax provision for the quarter and twenty-four weeks ended August 16, 2009 also include a deferred tax benefit of $32,000 associated with prepayment and deferred financing costs incurred during the quarter. The comparable quarter and twenty-four weeks ended August 17, 2008 include a deferred tax benefit of $176,000 associated with prepayment and deferred financing costs. The changes in deferred taxes are non-cash items and do not affect the Company’s cash flow or cash balances.
Liquidity and Capital Resources. Cash flow activity for the twenty-four weeks ended August 16, 2009 is presented in the Consolidated Statements of Cash Flows. Cash provided by operating activities was $4,107,000 for the twenty-four weeks ended August 16, 2009 compared to cash used in operating activities of $267,000 for the twenty-four weeks ended August 17, 2008. The increase in operating cash flow resulted primarily from the increase in net income and decreases of $395,000 in accounts receivable and increases of $196,000 in accounts payable and $1,106,000 in accrued liabilities compared to decreases of $840,000 in accounts payable and $819,000 in accrued liabilities in the comparable prior year period. The current year changes in receivables, payables and accrued liabilities were caused primarily by the recording of vendor rebates and incentives relating to the extension of a beverage contract. The Company paid scheduled long-term bank and capitalized lease debt of $1,496,000 in the first twenty-four weeks of fiscal 2010 compared to payments of $1,545,000 for the same period in fiscal 2009. Capital expenditures in the twenty-four weeks ended August 16, 2009 were $802,000, compared to $2,956,000 for the same period in fiscal 2009 as the Company had no image enhancement activity in the current fiscal year. Capital expenditure activity is discussed in more detail in Note 6 to the consolidated financial statements.
The Company’s debt arrangements require the maintenance of a consolidated fixed charge coverage ratio of 1.2 to 1 regarding all of the Company’s mortgage loans and the maintenance of individual restaurant fixed charge coverage ratios of between 1.2 and 1.5 to 1 on certain of the Company’s mortgage loans. A portion of the Company’s debt also contains a funded debt to EBITDAR (earnings before interest, taxes, depreciation, amortization and rent) requirement of 5.5. Fixed charge coverage ratios are calculated by dividing the cash flow before rent and debt service for the previous 12 months by the debt service and rent due in the coming 12 months. In the calculation of funded debt to EBITDAR, funded debt is the next twelve month operating lease obligation times eight plus the debt balance at the measurement date. The funded debt is then divided by the prior twelve month EBITDAR to obtain the calculated ratio. The consolidated and individual ratios are all computed quarterly. As of May 24, 2009, the Company entered into a loan modification agreement covering a portion of its debt which reduced the consolidated fixed charge coverage ratio to 1.15 to 1 from 1.20 to 1 and increased the funded debt to EBITDAR ratio to 6.15 from 5.5 for the first, second and third quarters of fiscal 2010 and was in compliance with those requirements. With respect to its other debt, the Company was in compliance with the consolidated fixed charge coverage ratio of 1.20 to 1. As of the measurement date of August 16, 2009, the Company’s consolidated fixed charge coverage ratio was 1.21 to 1, funded debt to EBITDAR was 5.6 and management projects that the Company will be in compliance with its consolidated debt covenants at future measurement dates. In order to obtain the loan modification, the Company paid certain fees. As of August 16, 2009, the Company was not in compliance with the individual fixed charge coverage ratio on 18 of its restaurant properties and has obtained waivers of these requirements covering a period of longer than one year. The debt obligations of the Company which contain fixed charge coverage ratio and funded debt to EBITDAR requirements are classified as long-term, except for the amounts due within one year. If the Company does not comply with the covenants of its various debt agreements in the future, and if future waivers are not obtained, the respective lenders will have certain remedies available to them which include calling the debt, increasing the interest rates and the acceleration of payments. Noncompliance with the requirements of the Company’s debt agreements, if not waived, could also trigger cross-default provisions contained in the respective agreements.
Recent Accounting Pronouncements. Effective July 1, 2009, the FASB (Financial Accounting Standards Board) Accounting Standards Codification (ASC) (Topic 105, “Generally Accepted Accounting Principles”), became the single source for authoritative nongovernmental U.S. generally accepted accounting principles. During fiscal 2010, four new accounting standards became effective. These new standards are included in Topic 820 “Fair Value Measurements and Disclosures” as it relates to non-financial assets and liabilities, Topic 805 “Disclosures About Derivative Investments and Hedging Activities”, Topic 815 “Business Combinations” and Topic 855 “Subsequent Events” of the FASB ASC. The Company has determined that the changes to the accounting standards in fiscal 2010 do not have a material effect on the Company’s financial position or results of operations.
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
Certain of the Company’s debt comprising approximately $14.0 million of principal balance has a variable rate which is adjusted monthly. A one percent increase in variable rate base (90 day LIBOR) of the loans at the beginning of the year would cost the Company approximately $140,000 in additional annual interest costs. The Company may choose to offset all, or a portion of the risk through the use of interest rate swaps. The Company’s remaining borrowings are at fixed interest rates, and accordingly the Company does not have market risk exposure for fluctuations in interest rates relative to those loans. The Company does not enter into derivative financial investments for trading or speculation purposes. Also, the Company is subject to volatility in food costs as a result of market risk and we manage that risk through the use of a franchisee purchasing cooperative which uses longer term purchasing contracts. Our ability to recover increased costs through higher pricing is, at times, limited by the competitive environment in which we operate. The Company believes that its market risk exposure is not material to the Company’s financial position, liquidity or results of operations.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of August 16, 2009, an evaluation was performed under the supervision and with the participation of the Company’s management, including the chief executive officer (CEO) and chief financial officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)). Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of August 16, 2009.

Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and a5d-15(f) of the Exchange Act) during the quarter ended August 16, 2009 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds
None

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Submission of Matters to a Vote of Security Holders
The Company’s annual meeting of shareholders was held on June 26, 2009 and voting was conducted on the following proposals:
Proposal 1 — The election of seven Directors. The following seven Directors were elected:

		WITHHOLD/
NAME	FOR	ABSTAIN

Leonard Stein-Sapir	2,273,335	372,085
Lawrence S. Dolin	2,282,622	362,798
Bahman Guyuron, M.D.	2,282,622	362,798
Kenneth L. Hignett	2,273,405	372,015
Steven S. Kaufman	2,161,560	483,860
Bernard Lerner	2,282,614	362,806
James J. Liguori	2,273,405	372,015

Item 5.	Other Information
None

Item 6.	Exhibits
Reference is made to “Index to Exhibits”, filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MORGAN’S FOODS, INC.
/s/ Kenneth L. Hignett
Senior Vice President,
Chief Financial Officer and Secretary September 30, 2009

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