Form 10-Q
period 2009-11-08
MORGANS FOODS INC
filed 2009-12-23
CIK 68145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended November 8, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of December 23, 2009, the issuer had 2,934,995 common shares outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
MORGAN’S FOODS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Quarter Ended
	November 8, 2009	November 9, 2008

Revenues	$20,645,000	$21,967,000

Cost of sales:
Food, paper and beverage	6,375,000	7,236,000
Labor and benefits	5,867,000	6,301,000
Restaurant operating expenses	5,374,000	5,595,000
Depreciation and amortization	685,000	789,000
General and administrative expenses	1,241,000	1,188,000
Loss (gain) on restaurant assets	(9,000)	(9,000)

Operating income	1,112,000	867,000
Interest expense:
Prepayment fees and deferred financing costs	(98,000)	—
Bank debt and notes payable	584,000	716,000
Capital leases	25,000	26,000
Other income, net	(42,000)	(56,000)

Income before income taxes	643,000	181,000
Provision for income taxes	217,000	248,000

Net income (loss)	$426,000	$(67,000)

Basic net income (loss) per common share:	$0.15	$(0.02)

Diluted net income (loss) per common share:	$0.14	$(0.02)

Basic weighted average number of shares outstanding	2,934,995	2,934,995
Diluted weighted average number of shares outstanding	2,995,541	2,939,126
See notes to these consolidated financial statements.

MORGAN’S FOODS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Thirty-six Weeks Ended
	November 8, 2009	November 9, 2008
Revenues	$66,778,000	$66,769,000

Cost of sales:
Food, paper and beverage	21,141,000	21,706,000
Labor and benefits	18,700,000	19,096,000
Restaurant operating expenses	17,254,000	17,123,000
Depreciation and amortization	2,113,000	2,353,000
General and administrative expenses	4,087,000	3,902,000
Loss (gain) on restaurant assets	12,000	(13,000)

Operating income	3,471,000	2,602,000
Interest expense:
Prepayment fees and deferred financing costs	(16,000)	428,000
Bank debt and notes payable	1,800,000	2,274,000
Capital leases	75,000	79,000
Other income, net	(129,000)	(225,000)

Income before income taxes	1,741,000	46,000
Provision for income taxes	641,000	660,000

Net income (loss)	$1,100,000	$(614,000)

Basic net income (loss) per common share:	$0.37	$(0.21)

Diluted net income (loss) per common share:	$0.37	$(0.21)

Basic weighted average number of shares outstanding	2,934,995	2,934,995
Diluted weighted average number of shares outstanding	2,983,002	2,947,157
See notes to these consolidated financial statements

MORGAN’S FOODS, INC.
CONSOLIDATED BALANCE SHEETS

	November 8, 2009	March 1, 2009
	UNAUDITED
ASSETS
Current assets:
Cash and equivalents	$5,581,000	$5,257,000
Receivables	451,000	806,000
Inventories	677,000	731,000
Prepaid expenses	657,000	624,000
Assets held for sale	678,000	828,000

	8,044,000	8,246,000

Property and equipment:
Land	9,558,000	9,558,000
Buildings and improvements	20,929,000	20,692,000
Property under capital leases	1,314,000	1,314,000
Leasehold improvements	10,485,000	10,615,000
Equipment, furniture and fixtures	20,292,000	19,891,000
Construction in progress	376,000	316,000

	62,954,000	62,386,000
Less accumulated depreciation and amortization	31,360,000	29,827,000

	31,594,000	32,559,000

Other assets	582,000	676,000
Franchise agreements, net	1,167,000	1,260,000
Deferred tax asset	299,000	594,000
Goodwill	9,227,000	9,227,000

	$50,913,000	$52,562,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Long-term debt, current	$3,116,000	$16,475,000
Current maturities of capital lease obligations	42,000	39,000
Accounts payable	3,429,000	3,909,000
Accrued liabilities	3,809,000	3,934,000

	10,396,000	24,357,000

Long-term debt	30,563,000	19,738,000
Long-term capital lease obligations	1,074,000	1,105,000
Other long-term liabilities	4,088,000	4,061,000
Deferred tax liabilities	2,465,000	2,130,000
SHAREHOLDERS’ EQUITY
Preferred shares, 1,000,000 shares authorized, no shares outstanding
Common stock, no par value
Authorized shares — 25,000,000
Issued shares — 2,969,405	30,000	30,000
Treasury shares — 34,410	(81,000)	(81,000)
Capital in excess of stated value	29,488,000	29,432,000

Accumulated deficit	(27,110,000)	(28,210,000)

Total shareholders’ equity	2,327,000	1,171,000

	$50,913,000	$52,562,000

See notes to these consolidated financial statements.

MORGAN’S FOODS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

					Capital in		Total
	Common Shares		Treasury Shares		excess of	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	stated value	Deficit	Equity

Balance March 1, 2009	2,969,405	$30,000	(34,410)	$(81,000)	$29,432,000	$(28,210,000)	$1,171,000
Net income						1,100,000	1,100,000
Stock compensation expense					56,000		56,000

Balance November 8, 2009	2,969,405	$30,000	(34,410)	$(81,000)	$29,488,000	$(27,110,000)	$2,327,000

See notes to these consolidated financial statements.

MORGAN’S FOODS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Thirty-six Weeks Ended
	November 8, 2009	November 9, 2008

Cash flows from operating activities:
Net income (loss)	$1,100,000	$(614,000)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	2,113,000	2,353,000
Amortization of deferred financing costs	83,000	86,000
Amortization of supply agreement advances	(846,000)	(706,000)
Funding from supply agreements	42,000	82,000
Deferred taxes	630,000	417,000
Stock compensation expense	56,000	296,000
(Gain) loss on restaurant assets	12,000	(13,000)
Changes in assets and liabilities:
Receivables	389,000	(4,000)
Inventories	54,000	1,000
Prepaid expenses	(33,000)	48,000
Other assets	11,000	67,000
Accounts payable	(480,000)	(1,167,000)
Accrued liabilities and other	712,000	(910,000)

Net cash from operating activities	3,843,000	(64,000)

Cash flows from investing activities:
Capital expenditures	(1,072,000)	(3,581,000)
Proceeds from sale of fixed assets	119,000	—
Purchase of franchise agreement	(4,000)	(9,000)
Proceeds from sale/leasebacks	—	1,972,000

Net cash from investing activities	(957,000)	(1,618,000)

Cash flows from financing activities:
Proceeds from long-term borrowings	—	3,000,000
Principal payments on long-term debt	(2,228,000)	(2,264,000)
Principal payments on capital lease obligations	(28,000)	(20,000)
Bank debt repayment in advance	(306,000)	(2,451,000)
Deferred gain on sale/leaseback transactions	—	3,216,000

Net cash from financing activities	(2,562,000)	1,481,000

Net change in cash and equivalents	324,000	(201,000)
Cash and equivalents, beginning balance	5,257,000	6,428,000

Cash and equivalents, ending balance	$5,581,000	$6,227,000

Interest paid was $1,952,000 and $2,475,000 in the first 36 weeks of fiscal 2010 and 2009, respectively
Cash payments for income taxes were $4,000 and $35,000 in the first 36 weeks of fiscal 2010 and 2009, respectively
See notes to these consolidated financial statements.

MORGAN’S FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The interim consolidated financial statements of Morgan’s Foods, Inc. (the “Company”) have been prepared without audit. In the opinion of Company management, all adjustments have been included. Unless otherwise disclosed, all adjustments consist only of normal recurring adjustments necessary for a fair statement of results of operations for the interim periods. These unaudited financial statements have been prepared using the same accounting principles that were used in preparation of the Company’s annual report on Form 10-K for the year ended March 1, 2009. Certain prior period amounts have been reclassified to conform to current period presentations. The results of operations for the twelve and thirty-six weeks ended November 8, 2009 are not necessarily indicative of the results to be expected for the full year. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the fiscal year ended March 1, 2009. Management has considered events occurring through December 23, 2009 for possible disclosure as subsequent events.
The Company’s debt is reported at historical cost, based upon stated interest rates which represented market rates at the time of borrowing. Due to subsequent declines in credit quality throughout the restaurant industry resulting from weak and volatile operating performance and related declines in restaurant values, the market for fixed rate mortgage debt for restaurant financing is currently extremely limited. The Company’s debt is not publicly traded and there are few lenders or financing transactions for similar debt in the marketplace at this time. Consequently, management has not been able to identify a market for fixed rate restaurant mortgage debt with a similar risk profile, and has concluded that it is not practicable to estimate the fair value of the Company’s debt as of November 8, 2009.
NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS
Effective July 1, 2009, the FASB (Financial Accounting Standards Board) Accounting Standards Codification (ASC) (Topic 105, “Generally Accepted Accounting Principles”), became the single source for authoritative nongovernmental U.S. generally accepted accounting principles. During fiscal 2010, four new accounting standards became effective. These new standards are included in Topic 820 “Fair Value Measurements and Disclosures” as it relates to non-financial assets and liabilities, Topic 805 “Disclosures About Derivative Investments and Hedging Activities”, Topic 815 “Business Combinations”, Topic 855 “Subsequent Events” and Topic 260 “Earnings Per Share” of the FASB ASC. Additionally, the FASB has issued updates to parts of the ASC including amendments to Topic 480 “Accounting for Redeemable Equity Instruments”, Topic 323 “Accounting for Investments-Equity Method and Joint Ventures” and Topic 505 “Accounting for Equity-Based Payments to Non-Employees”. The Company has determined that the changes to the accounting standards in fiscal 2010 do not have a material effect on the Company’s financial position or results of operations.
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

	For the Quarter ended November 8, 2009			For the Quarter ended November 9, 2008
	Net income	Shares	Per Share	Net loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS
Income available to common shareholders	$426,000	2,934,995	$0.15	$(67,000)	2,934,995	$(0.02)

Effect of Dilutive Securities
Weighted Average Stock Options	—	60,546		—	4,131

Diluted EPS
Income available to common shareholders	$426,000	2,995,541	$0.14	$(67,000)	2,939,126	$(0.02)

	Thirty-six weeks ended November 8, 2009			Thirty-six weeks ended November 9, 2008
	Net income	Shares	Per Share	Net loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS
Income available to common shareholders	$1,100,000	2,934,995	$0.37	$(614,000)	2,934,995	$(0.21)

Effect of Dilutive Securities
Weighted Average Stock Options	—	48,007		—	12,162

Diluted EPS
Income available to common shareholders	$1,100,000	2,983,002	$0.37	$(614,000)	2,947,157	$(0.21)

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
NOTE 4 — DEBT
The Company’s debt arrangements require the maintenance of a consolidated fixed charge coverage ratio of 1.2 to 1 regarding all of the Company’s mortgage loans and the maintenance of individual restaurant fixed charge coverage ratios of between 1.2 and 1.5 to 1 on certain of the Company’s mortgage loans. A portion of the Company’s debt also contains a funded debt to EBITDAR (earnings before interest, taxes, depreciation, amortization and rent) requirement of 5.5. Fixed charge coverage ratios are calculated by dividing the cash flow before rent and debt service for the previous 12 months by the debt service and rent due in the coming 12 months. In the calculation of funded debt to EBITDAR, funded debt is the next twelve month operating lease obligation times eight plus the debt balance at the measurement date. The funded debt is then divided by the prior twelve month EBITDAR to obtain the calculated ratio. The consolidated and individual ratios are all computed quarterly. As of May 24, 2009, the Company entered into a loan modification agreement covering a portion of its debt which reduced the consolidated fixed charge coverage ratio to 1.15 to 1 from 1.20 to 1 and increased the funded debt to EBITDAR ratio to 6.15 from 5.5 for the first, second and third quarters of fiscal 2010 and was in compliance with those requirements. With respect to its other debt, the Company was in compliance with the consolidated fixed charge coverage ratio of 1.20 to 1. As of the measurement date of November 8, 2009, the Company’s consolidated fixed charge coverage ratio was 1.25 to 1, funded debt to EBITDAR was 5.5 and management projects that the Company will be in compliance with its consolidated debt covenants at future measurement dates. In order to obtain the loan modification, the Company paid certain fees. As of November 8, 2009, the Company was not in compliance with the individual fixed charge coverage ratio on 17 of its restaurant properties and has obtained waivers of these requirements covering a period of longer than one year. The debt obligations of the Company which contain fixed charge coverage ratio and funded debt to EBITDAR requirements are classified as long-term, except for the amounts due within one year. If the Company does not comply with the covenants of its various debt agreements in the future, and if future waivers are not obtained, the respective lenders will have certain remedies available to them which include calling the debt, increasing the interest rates and the acceleration of payments. Noncompliance with the requirements of the Company’s debt agreements, if not waived, could also trigger cross-default provisions contained in the respective agreements.
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
As of November 8, 2009, 157,500 options were outstanding, fully vested and exercisable at a weighted average exercise price of $1.57 per share. As of November 8, 2009, no options were available for grant.
     The following table summarizes information about stock options outstanding at November 8, 2009:

Exercise	Outstanding	Average	Number
Prices	11-8-09	Life	Exercisable
$3.00	7,500	0.2	7,500
$1.50	150,000	9.0	150,000

$1.57	157,500	8.6	157,500

NOTE 6 — CAPITAL EXPENDITURES
The Company is required by its franchise agreements to periodically bring its restaurants into conformity with the franchisors’ required image. This typically involves a new dining room décor and seating package and exterior changes and related items but can, in some cases, require the relocation of the restaurant. If the Company deems a particular image enhancement expenditure to be inadvisable, it has the option to cease operations at that restaurant. Over time, the estimated cost and time deadline for each restaurant may change due to a variety of circumstances and the Company revises its requirements accordingly. Also, significant numbers of restaurants may have image enhancement deadlines that coincide, in which case, the Company will adjust the actual timing of the image enhancements in order to facilitate an orderly construction schedule. During the image enhancement process, each restaurant is closed for one to two weeks, which has a negative effect on the Company’s revenues and operating efficiencies. At the time a restaurant is closed for a required image enhancement, the Company may deem it advisable to make other capital expenditures in addition to those required for the image enhancement.
The franchise agreements with KFC and Taco Bell Corporation require the Company to upgrade and remodel its restaurants to comply with the franchisors’ current standards within agreed upon timeframes. In the case of a restaurant containing two concepts, even though only one is required to be remodeled, additional costs will be incurred because the dual concept restaurant is generally larger and contains more equipment and signage than the single concept restaurant. If a property is of usable size and configuration, the Company can perform an image enhancement to bring the building to the current image of the franchisor. If the property is not large enough to fit a drive-thru or has some other deficiency, the Company would need to relocate the restaurant to another location within the trade area to meet the franchisor’s requirements. In three of the Company’s restaurants, one of the franchisors may have the ability to accelerate the deadline for image enhancements. In order to meet the terms and conditions of the franchise agreements, the Company has the following obligations:

Number of Units	Period	Type	Total (1)	Required (2)	Additional (3)
4	Fiscal 2010	IE	$1,370,000	1,210,000	$160,000
2	Fiscal 2011	Relo (4)	2,150,000	2,150,000	—
5	Fiscal 2011	IE	1,600,000	1,400,000	200,000
8	Fiscal 2012	IE	2,560,000	2,240,000	320,000
5	Fiscal 2013	IE	1,600,000	1,400,000	200,000
1	Fiscal 2015	Rebuild	1,000,000	1,000,000	—
4	Fiscal 2015	Relo (4)	5,600,000	5,600,000	—
1	Fiscal 2016	Relo (4)	1,400,000	1,400,000	—
4	Fiscal 2020	Relo (4)	5,600,000	5,600,000	—
1	Fiscal 2020	Rebuild	1,000,000	1,000,000	—

35	Total		$23,880,000	$23,000,000	$880,000

(1)	These amounts are based on estimates of current construction costs and actual costs may vary.

(2)	These amounts include only the items required to meet the franchisor’s image requirements.

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
Capital expenditures to meet the image requirements of the franchisors and additional capital expenditures on those same restaurants being image enhanced are a large portion of the Company’s annual capital expenditures. However, the Company also has made and may make capital expenditures on restaurant properties not included on the foregoing schedule for upgrades or replacement of capital items appropriate for the continued successful operation of its restaurants. Capital expenditures in the volume and time horizon required by the image enhancement deadlines cannot be financed solely from existing cash balances and existing cashflow and the Company expects that it will have to utilize financing for a portion of the capital expenditures. The Company may use both debt and sale leaseback financing but has no commitments for either. As of November 8, 2009 management believes that it will not meet the stated deadlines for seven of its image enhancement projects and is in discussions with its franchisors to obtain revised schedules.
There can be no assurance that the Company will be able to accomplish the image enhancements and relocations required in the franchise agreements on terms acceptable to the Company. If the Company is unable to meet the requirements of a franchise agreement, the franchisor may choose to extend the time allowed for compliance or may terminate the franchise agreement.
NOTE 7 — ASSETS HELD FOR SALE
The Company owns the land and building of two closed KFC restaurants and the land and building adjacent to another of its restaurants, all of which are listed for sale and are shown on the Company’s consolidated balance sheet as Assets Held for Sale as of November 8, 2009.
NOTE 8 — SUBSEQUENT EVENTS
Subsequent to November 8, 2009 the Company removed the Taco Bell brand from one of its KFC/Taco Bell restaurants in Pennsylvania. Management determined that the Taco Bell revenues at the location were too low to profitably maintain the brand.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Description of Business . Morgan’s Foods, Inc. (the “Company”), which was formed in 1925, operates through wholly-owned subsidiaries KFC restaurants under franchises from KFC Corporation, Taco Bell restaurants under franchises from Taco Bell Corporation, Pizza Hut Express restaurants under licenses from Pizza Hut Corporation and an A&W restaurant under a license from A&W Restaurants, Inc. As of December 23, 2009, the Company operates 69 KFC restaurants, 6 Taco Bell restaurants, 12 KFC/Taco Bell “2n1’s” under franchises from KFC Corporation and franchises or licenses from Taco Bell Corporation, 3 Taco Bell/Pizza Hut Express “2n1’s” under franchises from Taco Bell Corporation and licenses from Pizza Hut Corporation, 1

KFC/Pizza Hut Express “2n1” under a franchise from KFC Corporation and a license from Pizza Hut Corporation and 1 KFC/A&W “2n1” operated under a franchise from KFC Corporation and a license from A&W Restaurants, Inc. The Company’s fiscal year is a 52 — 53 week year ending on the Sunday nearest the last day of February.
Summary of Expenses and Operating Income as a Percentage of Revenues

	Quarter Ended		Thirty-six Weeks Ended
	November 8, 2009	November 9, 2008	November 8, 2009	November 9, 2008
Cost of sales:
Food, paper and beverage	30.9%	32.9%	31.7%	32.5%
Labor and benefits	28.4%	28.7%	28.0%	28.6%
Restaurant operating expenses	26.0%	25.5%	25.8%	25.6%
Depreciation and amortization	3.3%	3.6%	3.2%	3.5%
General and administrative expenses	6.0%	5.4%	6.1%	5.8%
Operating income	5.4%	3.9%	5.2%	3.9%
Revenues. The revenue decrease of $1,322,000 in the quarter ended November 8, 2009 as compared to the prior year quarter was primarily the result of a 4.8% decrease in comparable restaurant revenues and the permanent closing of three restaurants, partially offset by the relocation of a KFC restaurant to a higher volume location. The decrease in comparable revenues was largely attributable to depressed economic conditions in many of the Company’s market areas and the difficulty in tailoring marketing and product offerings to the reduced purchasing power of customers. Revenues for the thirty-six weeks ended November 8, 2009 of $66,778,000 were essentially flat with the comparable prior year period due to a comparable restaurant sales increase of 1.9% and the relocation of one restaurant to a higher volume location, offset by the permanent closing of four restaurants. The comparable sales increase was primarily the result of the successful introduction of Kentucky Grilled Chicken® (“KGC”), which took place during the first quarter of fiscal 2010.
Cost of Sales — Food, Paper and Beverage. Food, paper and beverage costs decreased as a percentage of revenue to 30.9% for the quarter ended November 8, 2009 compared to 32.9% for the quarter ended November 9, 2008. The decrease in the current year quarter was primarily the result of higher vendor rebates due to an early extension of a beverage contract and reduced prices for most food commodities purchased by the Company. Food, paper and beverage costs for the thirty-six weeks ended November 8, 2009 decreased to 31.7% compared to 32.5% in the comparable prior year period primarily for the reasons discussed above but partially offset in the first quarter of the current fiscal year by higher costs related to the national promotion of KGC involving a free two piece dinner promotion.
Cost of Sales — Labor and Benefits. Labor and benefits decreased as a percentage of revenue for the quarter ended November 8, 2009 to 28.4% compared to 28.7% for the comparable year earlier quarter. The decrease was primarily due to increased efficiencies caused by improved staffing systems. Labor and benefits decreased to 28.0% of revenues for the thirty-six weeks ended November 8, 2009 compared to 28.6% in the comparable prior year period primarily for the reasons discussed above.
Restaurant Operating Expenses. Restaurant operating expenses increased slightly to 26.0% percent of revenue in the third quarter of fiscal 2010 compared to 25.5% in the third quarter of fiscal 2009 primarily due to higher rents and repair costs in the current year period. For the thirty-six weeks ended November 8, 2009, restaurant operating expenses were relatively unchanged as a percentage of revenue at 25.8% from 25.6% in the comparable prior year period.
Depreciation and Amortization. Depreciation and amortization decreased to $685,000 in the quarter and $2,113,000 in the thirty-six weeks ended November 8, 2009 compared to $789,000 for the quarter and $2,353,000 for the thirty-six weeks ended November 9, 2008 primarily due to the permanent closure of 4 restaurants.
General and Administrative Expenses. General and administrative expenses increased to $1,241,000 in the third quarter of fiscal 2010 compared to $1,188,000 in the prior year quarter primarily due to higher bonuses for operations management personnel. General and administrative expenses for the thirty-six weeks ended November 8, 2009 increased to $4,087,000 from $3,902,000 for the comparable prior year period primarily due to the bonuses mentioned above and compensation expense related to the granting of stock options on November 6, 2008.
Loss (gain) on Restaurant Assets. The Company experienced a gain on restaurant assets of $9,000 for the third quarter of fiscal 2010 and also for the third quarter of fiscal 2009. The amounts contain reductions in the reserve for closed restaurant locations. The loss on restaurant assets of $12,000 the first thirty-six weeks of fiscal 2010 compared to a gain of $13,000 for the first thirty-six weeks of fiscal 2009, primarily reflecting reductions in the reserve for closed restaurants offset by a loss on the sale of one restaurant location during the current year period.

Operating Income. Operating income in the third quarter of fiscal 2010 increased to $1,112,000, or 5.4% of revenues, compared to $867,000, or 3.9% of revenues, for the third quarter of fiscal 2009 primarily due to the reductions in cost of sales discussed above and the closure of poor performing restaurants. Operating income for the thirty-six weeks ended November 8, 2009 increased to $3,471,000, or 5.2% of revenues, from $2,602,000, or 3.9% of revenues, for the thirty-six weeks ended November 9, 2008 primarily for the same reasons.
Interest Expense. Prepayment fees for the third quarter of fiscal 2010 contained a credit of $98,000 reflecting the return of fees related to the earlier payoff of certain debt compared to zero expense in the comparable prior year quarter. For the thirty-six weeks ended November 8, 2009 prepayment fees and the write off of deferred financing costs was a credit of $16,000 compared to an expense of $428,000 in the year earlier period related to the early payment of the debt on several locations in a refinancing transaction. Interest expense on bank debt and notes payable including capitalized leases decreased to $609,000 in the third quarter of fiscal 2010 from $742,000 in the third quarter of fiscal 2009 due to lower debt balances and rates. Interest expense on bank debt and notes payable including capitalized leases for the thirty-six weeks ended November 8, 2009 was $1,875,000 compared to $2,353,000 for the comparable prior year period primarily for the reasons discussed above.
Other Income. Other income decreased to $42,000 for the third quarter and $129,000 for the first thirty-six weeks of fiscal 2010 from $56,000 for the third quarter and $225,000 for the first thirty-six weeks of fiscal 2009. The decreases were primarily due to the lack of earnings on invested cash balances in the current fiscal periods and reduced lease income.
Provision for Income Taxes. The provision for income taxes for the quarter ended November 8, 2009 was $217,000 on pre-tax income of $643,000 compared to $248,000 on pre-tax income of $181,000 for the comparable prior year period. The provision for income taxes is recorded at the Company’s projected annual effective tax rate and consists of a current tax benefit of $4,000 and a deferred tax provision of $221,000 compared to a current income tax expense of $7,000 and a deferred tax provision of $241,000 for the comparable prior year period.
The provision for income taxes for the thirty-six weeks ended November 8, 2009 was $641,000 on pre-tax income of $1,741,000 compared to $660,000 on pre-tax income of $46,000 for the comparable prior year period. The components of the tax provision for the thirty-six weeks ended November 8, 2009 were a current tax expense of $11,000 and deferred tax provision of $630,000 compared to a current income tax benefit of $52,000 and a deferred tax provision of $712,000 for the comparable prior year period. The comparable prior year thirty-six week period includes a current tax benefit of $63,000 as a result of available employment tax credits that can be carried back to offset taxes previously paid.
The deferred tax provision for the thirty-six weeks ended November 8, 2009 includes a $40,000 increase in the deferred tax asset valuation allowance from a change in projection of future taxable income available to utilize deferred tax assets. The comparable quarter and thirty-six weeks ended November 9, 2008 include a $166,000 and $667,000 increase, respectively, in the deferred tax asset valuation allowance from a change in the projection of future taxable income available to utilize deferred tax assets. A valuation allowance is recorded to reduce the deferred tax assets to the amount more likely than not to be realized in the future. During the thirty-six weeks ended November 8, 2009 the Company increased the valuation allowance as a result of the Company’s conclusion about the amount of projected taxable income within the carry forward period that was more likely than not based on recent actual operating results and other current economic factors. The deferred tax provision for the quarter and thirty-six weeks ended November 8, 2009 also include a deferred tax expense of $41,000 and $9,000, respectively, associated with prepayment and deferred financing costs and credits incurred during the period. The comparable thirty-six weeks ended November 9, 2008 include a deferred tax benefit of $176,000 associated with prepayment and deferred financing costs. The changes in deferred taxes are non-cash items and do not affect the Company’s cash flow or cash balances.
Liquidity and Capital Resources. Cash flow activity for the thirty-six weeks ended November 8, 2009 is presented in the Consolidated Statements of Cash Flows. Cash provided by operating activities was $3,843,000 for the thirty-six weeks ended November 8, 2009 compared to cash used in operating activities of $64,000 for the thirty-six weeks ended November 9, 2008. The increase in operating cash flow resulted primarily from the increase in net income and a decrease of $389,000 in accounts receivable, a decrease of $480,000 in accounts payable and an increase of $712,000 in accrued liabilities compared to an increase of $4,000 in accounts receivable and decreases of $1,167,000 in accounts payable and $910,000 in accrued liabilities in the comparable prior year period. The current year changes in receivables, payables and accrued liabilities were caused primarily by the recording of vendor rebates and incentives relating to the extension of a beverage contract. The Company paid scheduled long-term bank and capitalized lease debt of $2,256,000 in the first thirty-six weeks of fiscal 2010 compared to payments of $2,284,000 for the same period in fiscal 2009. In the thirty-six weeks ended November 9, 2008, the Company received $1,972,000 of proceeds from sale/leaseback transactions which added to cash from investing activities. Also in the first thirty-six weeks of fiscal 2009, the Company paid $2,451,000 of bank debt in advance of its maturity, had $3,000,000 in proceeds from long-term borrowings and recorded a deferred gain of $3,216,000 on sale/leaseback transactions which affected cash from financing activities. Capital expenditures in the first thirty-six weeks of fiscal 2010 were $1,072,000, compared to $3,581,000 for the same period in fiscal 2009 as the Company had no image enhancement activity in the current fiscal year. As of November 8, 2009 management believes that it will not meet the stated deadlines for seven of its image enhancement projects and is in discussions with its franchisors to obtain revised schedules. Capital expenditure activity is discussed in more detail in Note 6 to the consolidated financial statements.

The Company’s debt arrangements require the maintenance of a consolidated fixed charge coverage ratio of 1.2 to 1 regarding all of the Company’s mortgage loans and the maintenance of individual restaurant fixed charge coverage ratios of between 1.2 and 1.5 to 1 on certain of the Company’s mortgage loans. A portion of the Company’s debt also contains a funded debt to EBITDAR (earnings before interest, taxes, depreciation, amortization and rent) requirement of 5.5. Fixed charge coverage ratios are calculated by dividing the cash flow before rent and debt service for the previous 12 months by the debt service and rent due in the coming 12 months. In the calculation of funded debt to EBITDAR, funded debt is the next twelve month operating lease obligation times eight plus the debt balance at the measurement date. The funded debt is then divided by the prior twelve month EBITDAR to obtain the calculated ratio. The consolidated and individual ratios are all computed quarterly. As of May 24, 2009, the Company entered into a loan modification agreement covering a portion of its debt which reduced the consolidated fixed charge coverage ratio to 1.15 to 1 from 1.20 to 1 and increased the funded debt to EBITDAR ratio to 6.15 from 5.5 for the first, second and third quarters of fiscal 2010 and was in compliance with those requirements. With respect to its other debt, the Company was in compliance with the consolidated fixed charge coverage ratio of 1.20 to 1. As of the measurement date of November 8, 2009, the Company’s consolidated fixed charge coverage ratio was 1.25 to 1, funded debt to EBITDAR was 5.5 and management projects that the Company will be in compliance with its consolidated debt covenants at future measurement dates. In order to obtain the loan modification, the Company paid certain fees. As of November 8, 2009, the Company was not in compliance with the individual fixed charge coverage ratio on 17 of its restaurant properties and has obtained waivers of these requirements covering a period of longer than one year. The debt obligations of the Company which contain fixed charge coverage ratio and funded debt to EBITDAR requirements are classified as long-term, except for the amounts due within one year. If the Company does not comply with the covenants of its various debt agreements in the future, and if future waivers are not obtained, the respective lenders will have certain remedies available to them which include calling the debt, increasing the interest rates and the acceleration of payments. Noncompliance with the requirements of the Company’s debt agreements, if not waived, could also trigger cross-default provisions contained in the respective agreements.
Recent Accounting Pronouncements. Effective July 1, 2009, the FASB (Financial Accounting Standards Board) Accounting Standards Codification (ASC) (Topic 105, “Generally Accepted Accounting Principles”), became the single source for authoritative nongovernmental U.S. generally accepted accounting principles. During fiscal 2010, four new accounting standards became effective. These new standards are included in Topic 820 “Fair Value Measurements and Disclosures” as it relates to non-financial assets and liabilities, Topic 805 “Disclosures About Derivative Investments and Hedging Activities”, Topic 815 “Business Combinations”, Topic 855 “Subsequent Events” and Topic 260 “Earnings Per Share” of the FASB ASC. Additionally, the FASB has issued updates to parts of the ASC including amendments to Topic 480 “Accounting for Redeemable Equity Instruments”, Topic 323 “Accounting for Investments-Equity Method and Joint Ventures”, Topic 505 “Accounting for Equity-Based Payments to Non-Employees”, The Company has determined that the changes to the accounting standards in fiscal 2010 do not have a material effect on the Company’s financial position or results of operations.
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
Safe Harbor Statements. This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The statements include those identified by such words as “may,” “will,” “expect” “anticipate,” “believe,” “plan” and other similar terminology. Forward looking statements involve risks and uncertainties that could cause actual events or results to differ materially from those expressed or implied in this report. The “forward-looking statements” reflect the Company’s current expectations and are based upon data available at the time of the statements. Actual results involve risks and uncertainties, including both those specific to the Company and general economic and industry factors. Factors specific to the Company include, but are not limited to, its debt covenant compliance, actions that lenders may take with respect to any debt covenant violations, its ability to obtain waivers of any debt covenant violations and its ability to pay all of its current and long-term obligations, the Company’s ability to negotiate extensions to franchisors’ image enhancement requirements and those factors described in Part I Item 1A (“Risk Factors”) of the Company’s annual report on Form 10-K filed with the SEC on June 3, 2009. Economic and industry risks and uncertainties include, but are not limited, to, franchisor promotions, business and economic conditions, legislation and governmental regulation, competition, success of operating initiatives and advertising and promotional efforts, volatility of commodity costs and increases in minimum wage and other operating costs, availability and cost of land and construction, consumer preferences, spending patterns and demographic trends.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Certain of the Company’s debt comprising approximately $13.7 million of principal balance has a variable rate which is adjusted monthly. A one percent increase in variable rate base (90 day LIBOR) of the loans at the beginning of the year would cost the Company approximately $131,000 in additional annual interest costs. The Company may choose to offset all, or a portion of the risk through the use of interest rate swaps or caps. The Company’s remaining borrowings are at fixed interest rates, and accordingly the Company does not have market risk exposure for fluctuations in interest rates relative to those loans. The Company does not enter into derivative financial investments for trading or speculation purposes. Also, the Company is subject to volatility in food costs as a result of market risk and we manage that risk through the use of a franchisee purchasing cooperative which uses longer term purchasing contracts. Our ability to recover increased costs through higher pricing is, at times, limited by the competitive environment in which we operate. The Company believes that its market risk exposure is not material to the Company’s financial position, liquidity or results of operations.
Item 4T. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of November 8, 2009, an evaluation was performed under the supervision and with the participation of the Company’s management, including the chief executive officer (CEO) and chief financial officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)). Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of November 8, 2009.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended November 8, 2009 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

MORGAN’S FOODS, INC.
/s/ Kenneth L. Hignett
Senior Vice President,
Chief Financial Officer and Secretary December 23, 2009

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