Form 10-K
period 2010-02-28
MORGANS FOODS INC
filed 2010-06-01
CIK 68145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended February 28, 2010	Commission file number 1-08395
MORGAN’S FOODS, INC.
(Exact name of registrant as specified in its charter)

Ohio	34-0562210

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4829 Galaxy Parkway, Suite S, Cleveland, OH 44128

(Address of principal executive officers)	(Zip Code)
Registrant’s telephone number, including area code: (216) 359-9000
Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Name of each exchange on which registered

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
Yes ☑  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registration is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
As of August 14, 2009, the aggregate market value of the common stock held by nonaffiliates of the Registrant was $3,588,246.
As of May 12, 2010, the Registrant had 2,934,995 common shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates by reference certain information from the Definitive Proxy Statement for the 2010 annual meeting of shareholders to be held on June 25, 2010 and to be filed with the Securities and Exchange Commission about June 1, 2010.

PART I
ITEM 1. BUSINESS
General
Morgan’s Foods, Inc. (“the Company”), which was formed in 1925, operates through wholly-owned subsidiaries KFC restaurants under franchises from KFC Corporation, Taco Bell restaurants under franchises from Taco Bell Corporation, Pizza Hut Express restaurants under licenses from Pizza Hut Corporation and an A&W restaurant under a license from A&W Restaurants, Inc. As of May 21, 2010, the Company operates 68 KFC restaurants, 6 Taco Bell restaurants, 12 KFC/Taco Bell “2n1’s” under franchises from KFC Corporation and franchises or licenses from Taco Bell Corporation, 3 Taco Bell/Pizza Hut Express “2n1’s” under franchises from Taco Bell Corporation and licenses from Pizza Hut Corporation, 1 KFC/Pizza Hut Express “2n1” under a franchise from KFC Corporation and a license from Pizza Hut Corporation and 1 KFC/A&W “2n1” operated under a franchise from KFC Corporation and a license from A&W Restaurants, Inc. The Company’s fiscal year is a 52 — 53 week year ending on the Sunday nearest the last day of February.
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
Of the 91 KFC, Taco Bell and “2n1” restaurants operated by the Company as of May 21, 2010, 15 are located in Ohio, 56 in Pennsylvania, 10 in Missouri, one in Illinois, seven in West Virginia and two in New York. The Company was one of the first KFC Corporation franchisees and has operated in excess of 20 KFC franchises for more than 25 years. Operations relating to these units are seasonal to a certain extent, with higher sales generally occurring in the summer months.
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
Growth
The Company built no new restaurants in fiscal 2010, and built a new KFC restaurant and relocated an existing KFC to that facility in fiscal 2009. One KFC restaurant in the St. Louis market was closed due to the expiration of the lease and the inability find a new site in the trade area.
Employees
As of May 17, 2010, the Company employed approximately 1,981 persons, including 51 administrative and 238 managerial employees. The balance are hourly employees, most of whom are part-time. None of the Company’s employees are represented by a labor union. The Company considers its employee relations to be satisfactory.
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
Governmental Laws and Regulations
The operations of the Company are subject to many federal, state and local regulations governing health, sanitation, workplace safety, public access, wages and benefits among other things. The Company is also subject to various privacy and security regulations. Changes to any of these regulations can have a significant adverse impact on the operations of the Company.

Quick Service Restaurant Competition
The quick service restaurant industry in which the Company operates is highly competitive and consumers have many choices other than the Company’s restaurants. Changes in consumer tastes or preferences could have a significant adverse impact on the operations of the Company.
Failure to Meet Loan Covenants
If the Company does not meet the periodic requirements of its loan covenants and is unable to obtain waivers of these deficiencies, its lenders could take actions which would have a material adverse impact on the Company’s results of operations.
Litigation by National Advertising Co-op Against KFC Corporation
A lawsuit was filed in Delaware Chancery Court in January 2010 by KFC National Council and Advertising Cooperative, Inc. (“NCAC”) against KFC Corporation (“KFC”). The NCAC is composed of 17 members, 13 of which are KFC franchisees and four of which are employees of KFC. The Company’s President and Chief Operating Officer, James J. Liguori, is a member of the NCAC Board. Neither the Company nor Mr. Liguori are parties to the lawsuit. The lawsuit involves a dispute regarding who has the planning and approval authority with respect to advertising programs for the KFC brand in the U.S. While the resolution of the lawsuit is unclear, it could result in disruptions to advertising programs or other aspects of the KFC business which in turn could have a material adverse affect on the Company’s results of operations.
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2. PROPERTIES
The Company leases approximately 6,000 square feet of space for its corporate headquarters in Cleveland, Ohio. The lease expires December 31, 2011 and the rent during the current term is $6,300 per month. The Company also leases space for a regional office in Youngstown, Ohio, which is used to assist in the operation of the KFC, Taco Bell and “2n1” restaurants.
Of the 91 KFC, Taco Bell and “2n1” restaurants, the Company owns the land and building for 47 locations, owns the building and leases the land for 22 locations and leases the land and building for 22 locations. 46 of the owned properties are subject to mortgages. Additionally, the Company owns the land and building for three closed locations. Remaining lease terms (including renewal options) range from 2 to 40 years and average approximately 18 years. These leases generally require the Company to pay taxes and utilities, to maintain casualty and liability insurance, and to keep the property in good repair. The Company pays annual rent for each leased KFC, Taco Bell or “2n1” restaurant in amounts ranging from $22,000 to $132,000. In addition, eight of these leases require payment of additional rentals based on a percentage of gross sales in excess of certain base amounts. Sales for eight KFC, Taco Bell and “2n1” restaurants exceeded the respective base amounts in fiscal 2010.
The Company believes that its restaurants are generally efficient, well equipped and maintained and in good condition.
ITEM 3. LEGAL PROCEEDINGS
None.
ITEM 4. Removed and Reserved

Executive Officers of the Company
The Executive Officers and other Officers of the Company are as follows:

Name	Age	Position with Registrant	Officer Since
Executive Officers:

Leonard R. Stein-Sapir	71	Chairman of the Board and Chief Executive Officer	April 1989

James J. Liguori	61	President and Chief Operating Officer	June 1979

Kenneth L. Hignett	63	Senior Vice President — Chief Financial Officer & Secretary	May 1989

Other Officers:

Barton J. Craig	61	Senior Vice President — General Counsel	January 1994

Vincent J. Oddi	67	Vice President — Restaurant Development	September 1979

Ramesh J. Gursahaney	61	Vice President — Operations	January 1991
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

PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s Common Shares are traded over-the-counter (OTC Bulletin Board) under the symbol “MRFD”. The following table sets forth, for the periods indicated, the high and low sale prices of the Common Shares as reported.

	Price Range
	High	Low

Year ended February 28, 2010:

1st Quarter	$2.60	$1.01
2nd Quarter	3.00	1.75
3rd Quarter	3.00	2.05
4th Quarter	3.60	2.00

Year ended March 1, 2009:

1st Quarter	$6.55	$5.30
2nd Quarter	5.51	4.10
3rd Quarter	5.00	1.50
4th Quarter	2.00	0.52
As of May 12, 2010, the Company had approximately 787 shareholders of record. The Company has paid no dividends since fiscal 1975 and does not expect to pay dividends in the foreseeable future.
Securities authorized for issuance under equity compensation plans are shown in the table below:

	Number of		Number of shares
	securities to be		remaining for
	issued upon	Weighted average	future issuance
	exercise of	exercise price of	under equity
Plan Category	outstanding options	outstanding options	compensation plans

Equity Compensation plans approved by security holders	148,650	$1.50	—
Equity Compensation plans not approved by security holders	350	$1.50	—

Total	149,000	$1.50	—

Shareholder Return Performance Graph
Set forth below is a line graph comparing the cumulative total return on the Company’s Common Shares, assuming a $100 investment as of February 27, 2005, and based on the market prices at the end of each fiscal year, with the cumulative total return of the Standard & Poor’s Midcap 400 Stock Index and a restaurant peer group index composed of 19 restaurant companies each of which has a market capitalization comparable to that of the Company.

	2005	2006	2007	2008	2009	2010
MORGANS FOODS INC	100	541	1,368	708	216	373
S&P MIDCAP 400 INDEX	100	118	133	122	71	118
RESTAURANT PEER GROUP	100	142	182	180	55	106
The companies in the peer group are Boston Restaurant Assoc. Inc., Brazil Fast Food Corp., Briazz Inc., Einstein Noah Restaurant Grp, Flanigans Enterprises Inc., Good Times Restaurants Inc., Granite City Food & Brewery, Grill Concepts Inc., Mexican Restaurants Inc., Star Buffet Inc., Tumbleweed Inc. and Western Sizzlin’ Corp. The restaurant peer group index is weighted based on market capitalization. Some of the companies do not currently exist as independent publicly traded entities but are included in the calculation for the appropriate time periods. The companies included in the peer group index were selected by the Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA
The following selected financial information for each of the five fiscal years in the period ended February 28, 2010, is derived from, and qualified in its entirety by, the consolidated financial statements of the Company. The following selected financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included elsewhere in this report.

			Years Ended
	February 28,	March 1,	March 2,	February 25,	February 26,
	2010	2009	2008	2007	2006

$ in thousands, except per share amounts
Revenues	$90,544	$92,485	$96,318	$91,248	$87,457
Cost of sales:
Food, paper and beverage	28,457	29,695	29,524	27,981	27,146
Labor and benefits	26,332	26,850	27,404	24,798	23,186
Restaurant operating expenses	23,765	24,068	24,415	22,765	22,190
Depreciation and amortization	3,026	3,224	2,953	2,950	3,254
General and administrative expenses	5,691	5,740	6,111	5,428	5,133
Loss (gain) on restaurant assets	75	417	112	5	(715)

Operating income	3,198	2,491	5,799	7,321	7,263
Net income (loss)	396	(1,390)	414	3,527	3,437
Basic net income (loss) per comm. sh. (1)	0.13	(0.47)	0.14	1.29	1.26
Diluted net income (loss) per comm. sh. (1)	0.13	(0.47)	0.14	1.27	1.24
Working capital (deficiency)	(3,984)	(16,091)	(5,335)	(2,403)	(3,178)
Total assets	48,925	51,988	55,962	52,323	50,751
LT debt and capital lease (current portion)	3,209	16,514	3,224	2,941	3,140
Long-term debt (less current maturities)	29,725	19,738	35,789	34,445	37,357
Long-term capital lease obligations	1,061	1,105	1,144	1,299	1,194
Shareholders’ equity (deficiency)	1,623	1,171	2,473	1,839	(2,186)
Certain amounts in prior periods have been reclassified to conform to current year presentation

(1)	Computed based upon the basic weighted average number of common shares outstanding during each year, which were 2,934,995 in 2010, 2,934,995 in 2009, 2,911,448 in 2008, 2,738,982 in 2007 and 2,718,495 in 2006 and the diluted weighted average number of common and common equivalent shares outstanding during each year, which were 2,991,941 in 2010, 2,934,995 in 2009, 2,968,654 in 2008, 2,767,478 in 2007 and 2,778,524 in 2006.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations
During fiscal 2009 through 2010 the Company operated KFC franchised restaurants, Taco Bell franchised restaurants and various “2n1” restaurants which include the KFC, Taco Bell, Pizza Hut and A&W concepts in the states of Illinois, Missouri, Ohio, Pennsylvania, West Virginia and New York. The average number of restaurants in operation during each fiscal year was 92 in 2010 and 95 in 2009.
Summary of Expenses and Operating Income as a Percentage of Revenues

	2010	2009

Cost of sales:
Food, paper and beverage	31.4%	32.1%
Labor and benefits	29.1%	29.0%
Restaurant operating expenses	26.2%	26.0%
Depreciation and amortization	3.3%	3.5%
General and administrative expenses	6.3%	6.2%
Operating income	3.5%	2.7%
Revenues
Revenue was $90,544,000 in fiscal 2010, a decrease of $1,941,000, or 2.1%, compared to fiscal 2009. The $1,941,000 decrease in restaurant revenues during fiscal 2010 was primarily due to $1,888,000 of revenue lost from restaurants either temporarily or permanently closed. During the later part of fiscal 2010, one restaurant was closed for 14 weeks for an extensive remodel and early in fiscal 2010, one restaurant was closed permanently due to the expiration of the lease and the inability to find a suitable new site in the trade area.
Revenues for the 16 weeks ended February 28, 2010, were $23,766,000, a decrease of $1,950,000, or 7.6%, compared to the 16 weeks ended March 1, 2009 primarily resulting from a 5.7% or $1,446,000 decrease in comparable restaurant revenues and $505,000 of lost revenue from restaurants either temporarily or permanently closed.
Cost of Sales — Food, Paper and Beverage
Food, paper and beverage costs were $28,457,000, or 31.4% of revenues, in fiscal year 2010 compared to $29,695,000, or 32.1% of revenues, in fiscal year 2009. These results reflect an increase in vendor rebates and a decrease in commodity prices, partially offset by the cost of the Kentucky Grilled Chicken rollout. Vendor rebates, which arise primarily from beverage contracts increased approximately $90,000 in fiscal 2010 compared to fiscal 2009 and the cost of free chicken and excessive waste during the KGC rollout during fiscal 2010 was approximately $145,000. Declining commodity costs which caused reductions in virtually all food items purchased by the Company accounted for a reduction of approximately $685,000 in food costs during the current fiscal year.
For the fourth quarter of fiscal 2010, food, paper and beverage costs decreased as a percentage of revenues to 30.8% from 31.1% in the fourth quarter fiscal 2009. The decrease of 0.3% was primarily caused by a decrease in commodity costs and an increase in vendor rebates.
Cost of Sales — Labor and Benefits
Labor and benefits increased to 29.1% of revenues, or $26,332,000, in fiscal 2010 from 29.0% of revenues, or $26,850,000, in fiscal 2009 primarily due to lower efficiency caused by lower average restaurant volumes.

Labor and benefit costs for the fourth quarter of fiscal 2010 increased to 32.1% of revenues, or $7,632,000, compared to 30.2% of revenues, or $7,754,000, in fiscal 2009. This percentage increase was primarily the result of reduced efficiency caused by lower average restaurant volumes during the current year period.
Restaurant Operating Expenses
Restaurant operating expenses increased to 26.2% as a percentage of revenues, or $23,765,000, in fiscal 2010 from 26.0% of revenues, or $24,068,000, in fiscal 2009. The increase was primarily caused by higher rent as well as increases in operating supplies.
Restaurant operating expenses for the fourth quarter of fiscal 2010 increased as a percentage of revenues to 27.4%, or $6,511,000, from 27.0% of revenues, or $6,945,000, in the year earlier quarter. This increase was primarily caused by the items discussed above.
Depreciation and Amortization
Depreciation and amortization for fiscal 2010 at $3,026,000 was a decrease from fiscal 2009 at $3,224,000. The decrease was the result of the closing of 3 restaurants in fiscal 2009 and one restaurant early in fiscal 2010.
Depreciation and amortization for the fourth quarter of fiscal 2010 at $913,000 was comparable to the fourth quarter of fiscal 2009 at $871,000.
General and Administrative Expenses
General and administrative expenses decreased to $5,691,000, or 6.3% of revenues, in fiscal 2010 from $5,740,000, or 6.2% of revenues, in fiscal 2009. The decrease is primarily a result of decreases in field training expenses, compensation expense and vehicle expenses. These decreases were caused by lower employee turnover, no new stock option grants and the reduction of the automobile fleet by one unit coupled with the general decline in fuel costs compared to the prior year.
For the fourth quarter of fiscal 2010, general and administrative expenses were $1,604,000, or 6.8% of revenues compared to $1,838,000, or 7.2% of revenues, in the fourth quarter of fiscal 2009. This decrease is primarily a result of decreases in compensation expense, salaries, and professional fees.
Loss on Restaurant Assets
The Company had a loss on restaurant assets of $75,000 in fiscal 2010 compared to a loss of $417,000 in fiscal 2009. The fiscal 2009 loss primarily reflects losses recognized for movements of fixed assets to assets held for sale and a charge of $245,000 for asset impairment write downs, while fiscal 2010 had only $51,000 in asset impairment, and no asset movement into assets held for sale.
In the fourth quarter of fiscal 2010 the Company had a loss on restaurant assets of $63,000 compared to a loss of $430,000 in the fourth quarter of fiscal 2009. The decrease was primarily caused by the items discussed above.
Operating Income
Operating income in fiscal 2010 increased to $3,198,000 from $2,491,000 in fiscal 2009 primarily as a result of the items discussed above.
Interest Expense
     Prepayment and Deferred Financing Costs
During fiscal 2010, the Company incurred $85,000 of prepayment charges and deferred financing cost write offs related to the early payoff of debt to facilitate the sale of a closed restaurant location. These charges were offset by the return, by a lender, of $98,000 of prepayment penalties which were charged in error.
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
     Bank and Capitalized Lease Interest Expense
Interest expense on bank debt and notes payable decreased to $2,558,000 in fiscal 2010 from $3,190,000 in fiscal 2009. The decrease in interest expense for fiscal 2010 was the result of principal payments which reduced the outstanding debt balances. Interest expense from capitalized lease debt decreased slightly to $108,000 in fiscal 2010 from $111,000 in fiscal 2009 due to lower principal balances.
Other Income
Other income decreased to $191,000 in fiscal 2010 compared to $336,000 in fiscal 2009 primarily due to the lack of earnings on invested cash balances in the current fiscal year and reduced lease income.
Provision for Income Taxes
There is no current federal tax provision for fiscal 2010 and a current federal tax benefit of $63,000 for fiscal 2009. The state and local tax provisions for fiscal 2010 and 2009 are $4,000 and $6,000, respectively. The current federal tax benefit in fiscal 2009 is a result of employment tax credits that were carried back to offset taxes previously paid. The deferred tax provisions for fiscal 2010 and 2009 are $336,000 and $449,000, respectively and resulted from changes in the balance of net deferred tax assets, deferred tax liabilities associated with indefinite lived intangible assets and the valuation allowance for deferred tax assets.
Liquidity and Capital Resources
Cash flow activity for fiscal 2010 and 2009 is presented in the Consolidated Statements of Cash Flows. Cash provided by operating activities was $3,849,000 for the year ended February 28, 2010 compared to cash used in operating activities of $98,000 for the year ended March 1, 2009. The increase in operating cash flow resulted primarily from the increase in net income and a decrease of $415,000 in accounts receivable, a decrease of $226,000 in accounts payable and an increase of $771,000 in accrued liabilities compared to an increase of $383,000 in accounts receivable and decreases of $1,809,000 in accounts payable and $226,000 in accrued liabilities in the comparable prior year period. In fiscal 2010 the Company used cash of $1,539,000 in investing activities primarily for capital expenditures and in fiscal 2009 was provided with cash of $1,727,000 from investing activities primarily because of proceeds from sale/leaseback transactions in excess of capital expenditures. The Company paid long-term bank debt and capitalized lease debt of $3,362,000 in fiscal 2010, compared to payments of $5,803,000 in fiscal 2009. There were no proceeds from the issuance of long-term debt in fiscal 2010, compared to proceeds of $3,003,000 during fiscal 2009. Capital expenditures in fiscal 2010 were $1,648,000 compared to $3,626,000 in fiscal 2009, as the Company completed the image enhancement of one restaurant location in fiscal 2010 compared to five image enhancements and one relocation during fiscal 2009 (see Required Capital Expenditures below).
The Company’s debt arrangements require the maintenance of a consolidated fixed charge coverage ratio of 1.2 to 1 regarding all of the Company’s mortgage and equipment loans and the maintenance of individual restaurant fixed charge coverage ratios of between 1.2 and 1.5 to 1 on certain of the Company’s mortgage loans. Fixed charge coverage ratios are calculated by dividing the cash flow before taxes, rent and debt service (“EBITDAR”) for the previous 12 months by the debt service and rent due in the coming 12 months. Certain loans also require a consolidated funded debt (debt balance plus a calculation based on operating lease payments) to EBITDAR ratio of 5.5 or less. The consolidated and individual coverage ratios are computed quarterly. At the end of fiscal 2010, the Company was not in compliance with the consolidated fixed charge coverage ratio of 1.2 or with the funded debt to EBITDAR ratio of 5.5 but has obtained waivers of the non-compliance from the applicable lenders. As of the measurement date of February 28, 2010, the Company’s consolidated fixed charge coverage ratio was 1.13 to 1 and funded debt to EBITDAR was 5.7. Also, at the end of fiscal 2010 the Company was not in compliance with the individual fixed charge coverage ratio on 18 of its restaurant properties and has obtained waivers with respect to the non-compliance from the applicable lender. All payments on the Company’s debt have been and continue to be current and management believes that the Company will continue to be able to service the debt.
Waivers of non-compliance were required and obtained with respect to an aggregate of $19,446,000 of debt outstanding at February 28, 2010 and the waivers continue through the end of fiscal 2011, therefore, such debt has been classified as long-term at February 28, 2010. A waiver and loan modification has been obtained relating to the remaining $13,444,000 of debt, reducing the covenant requirements to levels that management believes the Company will attain through the remainder of fiscal 2011. Accordingly, this debt has been classified as long-term in the accompanying consolidated balance sheet as of February 28, 2010. Approximately $13,444,000 of the Company’s variable rate debt was classified as current as of March 1, 2009 due to certain covenant violations which existed at that date. The normal terms of such debt indicate that periodic principal payments were required through 2013. If the Company does not comply with the covenants of its various debt agreements, as modified, in the future, and if future waivers are not obtained, the respective lenders will have certain remedies available to them which include calling the debt and the acceleration of payments. Noncompliance with the requirements of the Company’s debt agreements, if not waived, could also trigger cross-default provisions contained in the respective agreements. See Note 5 to the consolidated financial statements for further discussion.
Subsequent Events
On April 27, 2010, subsequent to its fiscal year end of February 28, 2010, the Company completed the sale of the land and building of a closed restaurant which had been leased to an independent local restaurant company. In order to facilitate the sale, the Company paid, prior to its maturity, approximately $451,000 of debt and incurred approximately $95,000 of prepayment and administrative costs. Net cash outlay by the Company for the transactions was approximately $315,000 and the Company will be relieved of approximately $50,000 per year of negative cash flow which was caused by the debt service on the property exceeding the rental payments. On April 30, 2010 the lease for the land and building of an unprofitable KFC restaurant expired and was not renewed and the restaurant was closed. The Company incurred no loss on the closing of the restaurant.
Market Risk Exposure
Certain of the Company’s debt comprising approximately $13.4 million of principal balance has a variable rate which is adjusted monthly. A one percent increase in variable rate base (90 day LIBOR) of the loans at the beginning of the year would cost the Company approximately $134,000 in additional annual interest costs. The Company may choose to offset all, or a portion of the risk through the use of interest rate swaps or caps if they are available and deemed to be advantageous to the Company. The Company’s remaining borrowings are at fixed interest rates, and accordingly the Company does not have market risk exposure for fluctuations in interest rates relative to those loans. The Company does not enter into derivative financial investments for trading or speculation purposes. Also, the Company is subject to volatility in food costs as a result of market risk and we manage that risk through the use of a franchisee purchasing cooperative which uses longer term purchasing contracts. Our ability to recover increased costs through higher pricing is, at times, limited by the competitive environment in which we operate. The Company believes that its market risk exposure is not material to the Company’s financial position, liquidity or results of operations.
Other Contractual Obligations and Commitments
For KFC products, the Company is required to pay royalties of 4% of gross revenues and to expend an additional 5.5% of gross revenues on national and local advertising pursuant to its franchise agreements. For Taco Bell products in KFC/Taco “2n1” restaurants operated under license agreements from Taco Bell Corporation and franchise agreements from KFC Corporation, the Company is required to pay royalties of 10% of Taco Bell gross revenues and to make advertising fund contributions of 1/2% of Taco Bell gross revenues. For Taco Bell product sales in restaurants operated under Taco Bell franchises the Company is required to pay royalties of 5.5% of gross revenues and to expend an additional 4.5% of gross revenues on national and local advertising. For Pizza Hut products in Taco Bell/Pizza Hut Express “2n1” restaurants the Company is required to pay royalties of 5.5% of Pizza Hut gross revenues and to expend an additional 4.5% of Pizza Hut gross revenues on national and local advertising. For A&W products in “2n1” restaurants the Company is required to pay royalties of 7% of A&W gross revenues and to expend an additional 4% of A&W gross revenues on national and local advertising. Total royalties and advertising, which are included in the Consolidated Statements of Operations as part of restaurant operating expenses, were $9,391,000 and $9,433,000 in fiscal 2010 and 2009, respectively.

Contractual Obligations	2011	2012	2013	2014	2015	Thereafter
Long-term debt, including current (1)	$3,165	$3,360	$12,056	$4,036	$1,814	$8,459
Interest expense on long-term debt	$2,225	$1,979	$1,686	$1,062	$854	$1,887
Capital leases (2)	$148	$148	$146	$147	$148	$1,270
Operating leases (2)	$2,489	$2,375	$2,137	$1,759	$1,409	$12,520

(1)	See note 5 to the consolidated financial statements for further discussion regarding expected debt repayment

(2)	Does not include contingent rental obligations based on sales performance
Required Capital Expenditures
The Company is required by its franchise agreements to periodically bring its restaurants up to the required image of the franchisor. This typically involves a new dining room décor and seating package and exterior changes and related items but can, in some cases, require the relocation of the restaurant. If the Company deems a particular image enhancement expenditure to be inadvisable, it has the option to cease operations at that restaurant. Over time, the estimated cost and time deadline for each restaurant may change due to a variety of circumstances and the Company revises its requirements accordingly. Also, significant numbers of restaurants may have image enhancement deadlines that coincide, in which case, the Company will adjust the actual timing of the image enhancements in order to facilitate an orderly construction schedule. During the image enhancement process, each restaurant is normally closed for up to two weeks, which has a negative impact on the Company’s revenues and operating efficiencies. At the time a restaurant is closed for a required image enhancement, the Company may deem it advisable to make other capital expenditures in addition to those required for the image enhancement.
The franchise agreements with KFC and Taco Bell Corporation require the Company to upgrade and remodel its restaurants to comply with the franchisors’ current standards within agreed upon timeframes. As discussed below, the Company did not meet its obligations in the Company’s 2010 fiscal year with respect to four restaurants. As a result, the franchisor may terminate the franchise agreement for those restaurants. In the case of a restaurant containing two concepts, even though only one is required to be remodeled, additional costs will be incurred because the dual concept restaurant is generally larger and contains more equipment and signage than the single concept restaurant. If a property is of usable size and configuration, the Company can perform an image enhancement to bring the building to the current image of the franchisor. If the property is not large enough to fit a drive-thru or has some other deficiency, the Company would need to relocate the restaurant to another location within the trade area to meet the franchisor’s requirements. In order to meet the terms and conditions of the franchise agreements, the Company has the following image enhancement obligations as of February 28, 2010: (the following information was unaudited)

Number of Units	Period	Type	Total (1)	Required (2)	Additional (3)

3	Fiscal 2010	IE (4)	$980,000	860,000	$120,000
1	Fiscal 2010	Relo (4) (5)	750,000	750,000	$—
1	Fiscal 2011	Relo (5)	1,400,000	1,400,000	—
5	Fiscal 2011	IE	1,600,000	1,400,000	200,000
8	Fiscal 2012	IE	2,560,000	2,240,000	320,000
5	Fiscal 2013	IE	1,600,000	1,400,000	200,000
1	Fiscal 2015	Rebuild	1,000,000	1,000,000	—
4	Fiscal 2015	Relo (4)	5,600,000	5,600,000	—
1	Fiscal 2016	Relo (4)	1,400,000	1,400,000	—
4	Fiscal 2020	Relo (4)	5,600,000	5,600,000	—
1	Fiscal 2020	Rebuild	1,000,000	1,000,000	—

34	Total		$23,490,000	$22,650,000	$840,000

(1)	These amounts are based on estimates of current construction costs and actual costs may vary.

(2)	These amounts include only the items required to meet the franchisor’s current image requirements.

(3)	These amounts are for capital upgrades performed on or which may be performed on the image enhanced restaurants which were or may be deemed by the Company to be advantageous to the operation of the units and which may be done at the time of the image enhancement.

(4)	Not completed in fiscal 2010, as required.

(5)	Relocations of fee owned properties are shown net of expected recovery of capital from the sale of the former location. Relocation of leased properties assumes the capital cost of only equipment because it is not known until each lease is finalized whether the lease will be a capital or operating lease.
As referenced above, the Company did not complete the image enhancement or relocation action relating to four locations which were required to be completed in fiscal 2010. The Company relies mainly on cashflow and borrowings to complete its image enhancements and experienced a decline in cashflow during the later part of fiscal 2009 and early fiscal 2010 which caused the Company to temporarily suspend its image enhancement activities resulting in the failure to complete the referenced projects. One of these image enhancements was completed in April, 2010, subsequent to the fiscal year end and the Company is negotiating with the franchisor to obtain revisions to its image enhancement schedule. Any revisions to the image enhancement schedule arrived at through these negotiations may, and likely will, involve material differences when compared to the schedule presented above. The Company can provide no assurance that the Company’s negotiations to modify the required image enhancement schedule will be successful or, if successful, that the modified schedule will not require materially increased capital expenditures in any fiscal year over the next ten years. In addition, no assurance can be given that if the negotiations are not successful that the franchisor will not terminate the franchise agreement on the three restaurants not completed in 2010. The termination of those franchise agreements would likely have a material adverse effect on the Company’s financial condition and results of operations.
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
Critical Accounting Policies
The Company’s reported results are impacted by the application of certain accounting policies that require it to make subjective or complex judgments or to apply complex accounting requirements. These judgments include estimations about the effect of matters that are inherently uncertain and may significantly impact its quarterly or annual results of operations, financial condition or cash flows. Changes in the estimates and judgments could significantly affect results of operations, financial condition and cash flows in future years. The Company believes that its critical accounting policies are as follows:
•	Estimating future cash flows and fair value of assets associated with assessing potential impairment of long-lived tangible and intangible assets and projected compliance with debt covenants. See Note 3 to the consolidated financial statements for a discussion of intangible assets.

•	Determining the appropriate valuation allowances for deferred tax assets and reserves for potential tax exposures. See Note 8 to the consolidated financial statements for a discussion of income taxes.

•	Applying complex lease accounting requirements to the Company’s capital and operating leases of property and equipment. The Company leases the building or land, or both, for nearly one-half of its restaurants. See Note 6 to the consolidated financial statements for a discussion of lease accounting.
New Accounting Standards
Effective July 1, 2009, the FASB (Financial Accounting Standards Board) Accounting Standards Codification (ASC) (Topic 105, “Generally Accepted Accounting Principles”), became the single source for authoritative nongovernmental U.S. generally accepted accounting principles. During fiscal 2010, several Accounting Standards Updates (“ASU”) were issued.
ASU 2009-05 August, 2009. Topic 820 “Fair Value Measurements and Disclosures”
This update provides clarification on the application of fair value to liabilities in circumstances where a quoted price in an active market is not available. The Company has determined that the changes to the accounting standards required by this update do not have a material effect on the Company’s financial position or results of operations.
ASU 2009-08 September, 2009. Topic 260 “Earnings Per Share”
This update outlines the corrections regarding the calculation of earnings per share in a period which includes the redemption or induced conversion of preferred stock. The Company has determined that the changes to the accounting standards required by this update do not have a material effect on the Company’s financial position or results of operations.
ASU 2009-09 September, 2009. Topic 323 “Accounting for Investments-Equity Method and Joint Ventures” and Topic 505 “Accounting for Equity-Based Payments to Non-Employees”

This update is a technical correction to the guidance for the recording of stock based compensation to non-employees or employees of an equity method investee. The Company has determined that the changes to the accounting standards required by this update do not have a material effect on the Company’s financial position or results of operations.
ASU 2010-05 January, 2010. Topic 718 “Compensation-Stock Compensation”
This update is a clarification of the treatment of escrowed share arrangements and provides guidance on the presumption of compensation under such arrangements. The Company has determined that the changes to the accounting standards required by this update do not have a material effect on the Company’s financial position or results of operations.
ASU 2010-06 January, 2010. Topic 820 “Fair Value Measurements and Disclosures”
This update improves the disclosures regarding fair value measurements including information regarding the level of disaggregation of assets and liabilities and the valuation methods being employed. The provisions of this update are effective for the Company’s fiscal year ending February 27, 2011. Management is evaluating what effect, if any, the adoption of these provisions will have on the Company’s financial position or results of operations.
ASU 2010-09 February, 2010. Topic 855 “Subsequent Events”
This update removes the requirement for SEC filers to disclose the date of issue of its financial statements in order to eliminate potential conflicts with SEC literature. The Company has determined that the changes to the accounting standards required by this update do not have a material effect on the Company’s financial position or results of operations.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Certain of the Company’s debt comprising approximately $13.4 million of principal balance has a variable rate which is adjusted monthly. A one percent increase in variable rate base (90 day LIBOR) of the loans at the beginning of the year would cost the Company approximately $134,000 in additional annual interest costs. The Company may choose to offset all, or a portion of the risk through the use of interest rate swaps or caps if they are available and deemed to be advantageous to the Company. The Company’s remaining borrowings are at fixed interest rates, and accordingly the Company does not have market risk exposure for fluctuations in interest rates relative to those loans. The Company does not enter into derivative financial investments for trading or speculation purposes. Also, the Company is subject to volatility in food costs as a result of market risk and we manage that risk through the use of a franchisee purchasing cooperative which uses longer term purchasing contracts. Our ability to recover increased costs through higher pricing is, at times, limited by the competitive environment in which we operate. The Company believes that its market risk exposure is not material to the Company’s financial position, liquidity or results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
MORGAN’S FOODS, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders of
Morgan’s Foods, Inc.
We have audited the accompanying consolidated balance sheets of Morgan’s Foods, Inc. (an Ohio corporation) and subsidiaries (the “Company”) as of February 28, 2010 and March 1, 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Morgan’s Foods, Inc. and subsidiaries as of February 28, 2010 and March 1, 2009, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
/s/ GRANT THORNTON LLP
Cleveland, Ohio
June 1, 2010

MORGAN’S FOODS, INC.
Consolidated Balance Sheets
February 28, 2010 and March 1, 2009

	2010	2009
ASSETS
Current assets:
Cash and equivalents	$4,205,000	$5,257,000
Receivables	470,000	806,000
Inventories	682,000	731,000
Prepaid expenses	742,000	624,000
Deferred tax assets	15,000	20,000
Assets held for sale	678,000	828,000

	6,792,000	8,266,000

Property and equipment:
Land	9,558,000	9,558,000
Buildings and improvements	20,960,000	20,692,000
Property under capital leases	1,314,000	1,314,000
Leasehold improvements	10,373,000	10,615,000
Equipment, furniture and fixtures	20,337,000	19,891,000
Construction in progress	626,000	316,000

	63,168,000	62,386,000
Less accumulated depreciation and amortization	31,941,000	29,827,000

	31,227,000	32,559,000

Other assets	546,000	676,000
Franchise agreements, net	1,133,000	1,260,000
Goodwill	9,227,000	9,227,000

	$48,925,000	$51,988,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Long-term debt, current	$3,165,000	$16,475,000
Current maturities of capital lease obligations	44,000	39,000
Accounts payable	3,683,000	3,909,000
Accrued liabilities	3,884,000	3,934,000

	10,776,000	24,357,000

Long-term debt	29,725,000	19,738,000
Long-term capital lease obligations	1,061,000	1,105,000
Other long-term liabilities	3,853,000	4,061,000
Deferred tax liabilities	1,887,000	1,556,000

SHAREHOLDERS’ EQUITY
Preferred shares, 1,000,000 shares authorized, no shares outstanding	—	—
Common stock, no par value Authorized shares - 25,000,000 Issued shares - 2,969,405	30,000	30,000
Treasury shares - 34,410	(81,000)	(81,000)
Capital in excess of stated value	29,488,000	29,432,000
Accumulated deficit	(27,814,000)	(28,210,000)

Total shareholders’ equity	1,623,000	1,171,000

	$48,925,000	$51,988,000

See accompanying Notes to Consolidated Financial Statements.

MORGAN’S FOODS, INC.
Consolidated Statements of Operations
Years Ended February 28, 2010 and March 1, 2009

	2010	2009

Revenues	$90,544,000	$92,485,000

Cost of sales:
Food, paper and beverage	28,457,000	29,695,000
Labor and benefits	26,332,000	26,850,000
Restaurant operating expenses	23,765,000	24,068,000
Depreciation and amortization	3,026,000	3,224,000
General and administrative expenses	5,691,000	5,740,000
Loss on restaurant assets	75,000	417,000

Operating income	3,198,000	2,491,000
Interest expense:
Prepayment and deferred financing costs	13,000	(525,000)
Bank debt and notes payable	(2,558,000)	(3,190,000)
Capital leases	(108,000)	(111,000)
Other income and expense, net	191,000	336,000

Income (loss) before income taxes	736,000	(999,000)
Provision for income taxes	340,000	391,000

Net income (loss)	$396,000	$(1,390,000)

Basic net income (loss) per common share:	$0.13	$(0.47)

Diluted net income (loss) per common share:	$0.13	$(0.47)

See accompanying Notes to Consolidated Financial Statements.

MORGAN’S FOODS, INC.
Consolidated Statements of Shareholders’ Equity
Years Ended February 28, 2010 and March 1, 2009

					Capital in		Total
	Common Shares		Treasury Shares		excess of	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	stated value	Deficit	Equity

Balance March 2, 2008	2,969,405	$30,000	(34,410)	$(81,000)	$29,344,000	$(26,820,000)	$2,473,000
Net loss						(1,390,000)	(1,390,000)
Stock compensation expense					88,000		88,000

Balance March 1, 2009	2,969,405	30,000	(34,410)	(81,000)	29,432,000	(28,210,000)	1,171,000
Net income						396,000	396,000
Stock compensation expense					56,000		56,000

Balance February 28, 2010	2,969,405	$30,000	(34,410)	$(81,000)	$29,488,000	$(27,814,000)	$1,623,000

See accompanying Notes to Consolidated Financial Statements.

MORGAN’S FOODS, INC.
Consolidated Statements of Cash Flows
Years Ended February 28, 2010 and March 1, 2009

	2010	2009

Cash flows from operating activities:
Net income (loss)	$396,000	$(1,390,000)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	3,026,000	3,224,000
Amortization of deferred financing costs	118,000	122,000
Amortization of supply agreement advances	(1,265,000)	(1,165,000)
Funding from supply agreements	204,000	457,000
Deferred income taxes	336,000	449,000
Stock compensation expense	56,000	88,000
Loss on restaurant assets	75,000	417,000
Changes in assets and liabilities:
Receivables	415,000	(383,000)
Inventories	49,000	24,000
Prepaid expenses	(118,000)	55,000
Other assets	12,000	39,000
Accounts payable	(226,000)	(1,809,000)
Accrued liabilities	771,000	(226,000)

Net cash provided by (used in) operating activities	3,849,000	(98,000)

Cash flows from investing activities:
Capital expenditures	(1,648,000)	(3,626,000)
Purchase of franchise agreement, net of disposals	(10,000)	(9,000)
Proceeds from sale/leaseback transactions	—	5,188,000
Proceeds from sale of fixed assets	119,000	174,000

Net cash provided by (used in) investing activities	(1,539,000)	1,727,000

Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of financing costs	—	3,003,000
Principal payments on long-term debt	(3,323,000)	(5,769,000)
Principal payments on capital lease obligations	(39,000)	(34,000)

Net cash used in financing activities	(3,362,000)	(2,800,000)

Net change in cash and equivalents	(1,052,000)	(1,171,000)
Cash and equivalents, beginning balance	5,257,000	6,428,000

Cash and equivalents, ending balance	$4,205,000	$5,257,000

Supplemental Cash Flow Information:
Interest paid on debt and capitalized leases was $2,721,000 and $3,373,000 in fiscal 2010 and 2009, respectively
Cash refunds for income taxes were $118,000 and $27,000 in fiscal 2010 and 2009, respectively
See accompanying Notes to Consolidated Financial Statements.

MORGAN’S FOODS, INC.
Notes to Consolidated Financial Statements
February 28, 2010 and March 1, 2009
NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.
Description of Business — Morgan’s Foods, Inc. and its subsidiaries (“the Company”) operate 68 KFC restaurants, 6 Taco Bell restaurants, 12 KFC/Taco Bell “2n1” restaurants, 3 Taco Bell/Pizza Hut Express “2n1” restaurants, 1 KFC/Pizza Hut Express “2n1” and 1 KFC/A&W “2n1”, in the states of Illinois, Missouri, Ohio, Pennsylvania, West Virginia and New York. The Company’s fiscal year is a 52-53 week year ending on the Sunday nearest the last day of February. The Company operates as one business segment.
Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions pending completion of related events. These estimates and assumptions include the recoverability of tangible and intangible asset values, projected compliance with financing agreements and the realizability of deferred tax assets. These estimates and assumptions affect the amounts reported at the date of the financial statements for assets, liabilities, revenues and expenses and the disclosure of contingencies. Actual results could differ from those estimates.
Principles of Consolidation — The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated.
Revenue Recognition — The Company recognizes revenue as customers pay for products at the time of sale. Taxes collected from customers and remitted to governmental agencies, such as sales taxes, are not included in revenue.
Advertising Costs — The Company expenses advertising costs as incurred. Advertising expense was $5,553,000 and $5,521,000 for fiscal years 2010 and 2009, respectively.
Cash and Cash Equivalents — The Company considers all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents. The Company generally carries cash balances at financial institutions which are in excess of the FDIC insurance limits.
Inventories — Inventories, principally food and beverages, are stated at the lower of aggregate cost (first-in, first-out basis) or market.
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
Management assesses the carrying value of property and equipment whenever there is an indication of potential impairment, including quarterly assessments of any restaurant with negative cash flows. If the property and equipment of a restaurant on a held and used basis are not recoverable based upon forecasted, undiscounted cash flows, the assets are written down to their fair value. Management uses a valuation methodology to determine fair value, which is the sum of the restaurant’s business value and real estate value. Business value is determined using a cash flow multiplier based upon market conditions and estimated cash flows of the restaurant. Real estate value is generally determined based upon the discounted market value of implied rent of the owned assets. Management believes the carrying value of property and equipment, after impairment write-downs, will be recovered from future cash flows. Assets held for sale are carried at estimated realizable value in a sale transaction.

Deferred Financing Costs — Costs related to the acquisition of long-term debt are capitalized and expensed as interest over the term of the related debt. Amortization expense was $118,000 and $122,000 for fiscal years 2010 and 2009, respectively. The balance of deferred financing costs was $458,000 at February 28, 2010 and $580,000 at March 1, 2009 and is included in other assets in the consolidated balance sheets.
Franchise Agreements — Franchise agreements are recorded at cost. Amortization is computed on the straight-line method over the term of the franchise agreement. The Company’s franchise agreements are predominantly 20 years in length.
Goodwill — Goodwill represents the cost of acquisitions in excess of the fair value of identifiable assets acquired. Goodwill is not amortized, but is subject to assessment for impairment whenever there is an indication of impairment or at least annually as of fiscal year end by applying a fair value based test.
Advance on Supply Agreements — In conjunction with entering into contracts that require the Company to sell exclusively the specified beverage products for the term of the contract, the Company has received advances from the supplier. The Company amortizes advances on supply agreements as a reduction of food, paper and beverage cost of sales over the term of the related contract using the straight-line method. These advances of $369,000 and $662,000 at February 28, 2010 and March 1, 2009, respectively, are included in other long-term liabilities in the consolidated balance sheets net of $263,000 and $201,000 included in accrued liabilities as of such dates.
Lease Accounting — Operating lease expense is recognized on the straight-line basis over the term of the lease for those leases with fixed escalations. The difference between the scheduled amounts and the straight-line amounts is accrued. These accruals of $451,000 and $426,000 at February 28, 2010 and March 1, 2009, respectively, are included in other long-term liabilities in the consolidated balance sheets net of $63,000 and $65,000 included in accrued liabilities as of such date.
Income Taxes - The provision for income taxes is based upon income or loss before tax for financial reporting purposes. Deferred tax assets or liabilities are recognized for the expected future tax consequences of temporary differences between the tax basis of assets and liabilities and their carrying values for financial reporting purposes. Deferred tax assets are also recorded for operating loss and tax credit carryforwards. A valuation allowance is recorded to reduce deferred tax assets to the amount more likely than not to be realized in the future, based on an evaluation of historical and projected profitability. The Company accounts for uncertain tax positions in accordance with the standards included in ASC Topic 740 “Income Taxes”. This accounting guidance requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. It is also required that changes in judgment that result in subsequent recognition, derecognition or change in a measurement of a tax position taken in a prior annual period (including any related interest and penalties) be recognized as a discrete item in the period in which the change occurs. It is the Company’s policy to include any penalties and interest related to income taxes in its income tax provision, however, the Company currently has no penalties or interest related to income taxes. The earliest year that the Company is subject to examination is the fiscal year ended February 26, 2006.
Stock-Based Compensation — For the fiscal year ended February 28, 2010 the Company reported $56,000 of compensation expense and for the fiscal year ended March 1, 2009, $88,000 of compensation expense relating to stock options issued on November 6, 2008, the first stock options granted after the adoption of ASC Topic 718. See Note 9 for further discussion.
NOTE 2. LOSS ON RESTAURANT ASSETS
The Company had a loss on restaurant assets of $75,000 in fiscal 2010 due to asset impairment write downs compared to $417,000 in fiscal 2009. The fiscal 2009 loss primarily reflects loss realized from movements of fixed assets to assets held for sale, and a $245,000 charge for asset impairment write downs.

NOTE 3. INTANGIBLE ASSETS
Goodwill and intangibles with indefinite lives are not subject to amortization, but are subject to assessment for impairment whenever there is an indication of impairment or, at least annually as of the Company’s year end by applying a fair value based test. The Company has five reporting units for the purpose of evaluating goodwill impairment which are based on the geographic market areas of its restaurants. These five reporting units are Youngstown, OH, West Virginia, Pittsburgh, PA, St Louis, MO and Erie, PA. The Company has performed the annual goodwill impairment tests during fiscal 2010 and 2009 and determined that the fair value of each reporting unit was greater than its carrying value at each date.

	Intangible Assets
	As of February 28, 2010		As of March 1, 2009
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Franchise Agreements	$2,399,000	$(1,266,000)	$2,418,000	$(1,158,000)
Goodwill	10,593,000	(1,366,000)	10,593,000	(1,366,000)

Total	$12,992,000	$(2,632,000)	$13,011,000	$(2,524,000)

The Company’s intangible asset amortization expense relating to its franchise agreements was $137,000 and $166,000 for fiscal 2010 and 2009, respectively. The estimated intangible amortization expense for each of the next five years is $130,000 per year.
The decrease in franchise agreements in fiscal 2010 resulted from $10,000 in new agreements offset by the expiration of one license and the write off of an agreement for a closed restaurant.
NOTE 4. ACCRUED LIABILITIES
Accrued liabilities consist of the following at February 28, 2010 and March 1, 2009:

	2010	2009

Accrued compensation	$1,854,000	$1,911,000
Accrued taxes other than income taxes	955,000	896,000
Accrued liabilities related to closed restaurants	—	51,000
Current portion of deferred gain on sale/leaseback	197,000	197,000
Current portion of supply agreement	263,000	201,000
Current portion rent smoothing	63,000	65,000
Other accrued expenses	552,000	613,000

	$3,884,000	$3,934,000

NOTE 5. DEBT
Debt consists of the following at February 28, 2010 and March 1, 2009:

	2010	2009

Mortgage debt, interest at 8.3-10.6%, through 2019, collateralized by 43 restaurants in 2010 and 44 restaurants in 2009 having a net book value at February 28, 2010 of $16,510,000 and at March 1, 2009 of $17,287,000	$16,982,000	$19,095,000

Mortgage debt, interest at 7.2-7.3% fixed through 2018 and variable thereafter, collateralized by two restaurants having a net book value at February 28, 2010 of $1,805,000 and at March 1, 2009 of $1,483,000	2,101,000	2,155,000

Equipment loan, interest at 7.1% fixed through 2017, collateralized by equipment at two restaurants	363,000	397,000

Mortgage debt, variable interest of 3.9% at February 28, 2010, amortization to 2028 with a term to 2013 collateralized by 13 restaurants in both 2010 and 2009 having a net book value at February 28, 2010 of $5,632,000 and at March 1, 2009 of $5,902,000	8,366,000	8,834,000

Equipment loan, variable interest of 4.65% at February 28, 2010, amortization to 2018 with a term to 2013 collateralized by the equipment at 17 restaurants	2,578,000	2,910,000

Equipment loan from franchisor for proprietary equipment, paid off in January 2010, with variable interest rate of 3.11% as of March 1, 2009 through 2010	—	22,000

Equipment loan, variable interest rate of 5.0% at February 28, 2010, amortization to 2018 with a term to 2013 collateralized by the equipment at 10 restaurants	2,500,000	2,800,000

	32,890,000	36,213,000
Less long term debt	29,725,000	19,738,000

Long term debt, current portion	$3,165,000	$16,475,000

The combined aggregate amounts of scheduled future maturities for all long-term debt as of February 28, 2010:

2011	$3,165,000
2012	3,360,000
2013	12,056,000
2014	4,036,000
2015	1,814,000
Later years	8,459,000

$32,890,000

The Company paid interest relating to long-term debt of approximately $2,612,000 and $3,262,000 in fiscal 2010 and 2009, respectively.

During fiscal 2010, the Company incurred $85,000 of prepayment charges and deferred financing cost write offs related to the early payoff of debt to facilitate the sale of a closed restaurant location. These charges were offset by the return, by a lender, of $98,000 of prepayment penalties which were charged in error.
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
The Company’s debt arrangements require the maintenance of a consolidated fixed charge coverage ratio of 1.2 to 1 regarding all of the Company’s mortgage and equipment loans and the maintenance of individual restaurant fixed charge coverage ratios of between 1.2 and 1.5 to 1 on certain of the Company’s mortgage loans. Fixed charge coverage ratios are calculated by dividing the cash flow before taxes, rent and debt service (EBITDAR) for the previous 12 months by the debt service and rent due in the coming 12 months. Certain loans also require a consolidated funded debt (debt balance plus a calculation based on operating lease payments) to EBITDAR ratio of 5.5 or less. The consolidated and individual coverage ratios are computed quarterly. At the end of fiscal 2010, the Company was not in compliance with the consolidated fixed charge coverage ratio of 1.2 or with the funded debt to EBITDAR ratio of 5.5 but has obtained waivers of the non-compliance from the applicable lenders. As of the measurement date of February 28, 2010, the Company’s consolidated fixed charge coverage ratio was 1.13 to 1 and funded debt to EBITDAR was 5.7. Also, at the end of fiscal 2010 the Company was not in compliance with the individual fixed charge coverage ratio on 18 of its restaurant properties and has obtained waivers with respect to the non-compliance from the applicable lender. All payments on the Company’s debt have been and continue to be current and management believes that the Company will continue to be able to service the debt.
Waivers of non-compliance were required and obtained with respect to an aggregate of $19,446,000 of debt outstanding at February 28, 2010 and the waivers continue through the end of fiscal 2011, therefore, such debt has been classified as long-term at February 28, 2010. A waiver and loan modification has been obtained relating to the remaining $13,444,000 of debt, reducing the covenant requirements to levels that management believes the Company will attain through the remainder of fiscal 2011. Accordingly, this debt has been classified as long-term in the accompanying consolidated balance sheet as of February 28, 2010. Approximately $13,444,000 of the Company’s variable rate debt was classified as current as of March 1, 2009 due to certain covenant violations which existed at that date. The normal terms of such debt indicate that periodic principal payments were required through 2013. If the Company does not comply with the covenants of its various debt agreements, as modified, in the future, and if future waivers are not obtained, the respective lenders will have certain remedies available to them which include calling the debt and the acceleration of payments. Noncompliance with the requirements of the Company’s debt agreements, if not waived, could also trigger cross-default provisions contained in the respective agreements.

NOTE 6. LEASE OBLIGATIONS AND OTHER COMMITMENTS
Property under capital leases at February 28, 2010 and March 1, 2009 are as follows:

	2010	2009

Leased property:
Buildings and land	$1,298,000	$1,298,000
Equipment, furniture and fixtures	16,000	16,000

Total	1,314,000	1,314,000
Less accumulated amortization	517,000	434,000

	$797,000	$880,000

Amortization of leased property under capital leases was $83,000 in both fiscal 2010 and 2009.
Related obligations under capital leases at February 28, 2010 and March 1, 2009 are as follows:

	2010	2009

Capital lease obligations	$1,105,000	$1,144,000
Less current maturities	44,000	39,000

Long-term capital lease obligations	$1,061,000	$1,105,000

The Company paid interest of approximately $109,000 and $111,000 relating to capital lease obligations in fiscal 2010 and 2009, respectively.
Future minimum rental payments to be made under capital leases at February 28, 2010 are as follows:

2011	$148,000
2012	148,000
2013	146,000
2014	147,000
2015	148,000
Later years	1,270,000

2,007,000

Less amount representing interest at 10%	902,000

Total obligations under capital leases	$1,105,000

The Company’s operating leases for restaurant land and buildings are non-cancellable and expire on various dates through 2050. The leases have renewal options ranging from 2 to 40 years. Certain restaurant land and building leases require the payment of additional rent equal to an amount by which a percentage of annual sales exceeds annual minimum rentals. Total contingent rentals were $82,000 and $91,000 in fiscal 2010 and 2009, respectively. Future non-cancellable minimum rental payments under operating leases at February 28, 2010 are as follows: 2011 — $2,489,000; 2012 — $2,375,000; 2013 — $2,137,000; 2014 - $1,759,000; 2015 — $1,409,000 and an aggregate $12,520,000 for the years thereafter. Rental expense for all operating leases was $2,449,000 and $2,349,000 for fiscal 2010 and 2009, respectively, and is included in restaurant operating expenses in the consolidated statements of operations.

For KFC products, the Company is required to pay royalties of 4% of gross revenues and to expend an additional 5.5% of gross revenues on national and local advertising pursuant to its franchise agreements. For Taco Bell products in KFC/Taco “2n1” restaurants operated under license agreements from Taco Bell Corporation and franchise agreements from KFC Corporation, the Company is required to pay royalties of 10% of Taco Bell gross revenues and to make advertising fund contributions of 1/2% of Taco Bell gross revenues. For Taco Bell product sales in restaurants operated under Taco Bell franchises the Company is required to pay royalties of 5.5% of gross revenues and to expend an additional 4.5% of gross revenues on national and local advertising. For Pizza Hut products in Taco Bell/Pizza Hut Express “2n1” restaurants the Company is required to pay royalties of 5.5% of Pizza Hut gross revenues and to expend an additional 4.5% of Pizza Hut gross revenues on national and local advertising. For A&W products in “2n1” restaurants the Company is required to pay royalties of 7% of A&W gross revenues and to expend an additional 4% of A&W gross revenues on national and local advertising. Total royalties and advertising, which are included in the consolidated statements of operations as part of restaurant operating expenses, were $9,391,000 and $9,433,000 in fiscal 2010 and 2009, respectively.
The Company is required by its franchise agreements to periodically bring its restaurants up to the required image of the franchisor. This typically involves a new dining room décor and seating package and exterior changes and related items but can, in some cases, require the relocation of the restaurant. If the Company deems a particular image enhancement expenditure to be inadvisable, it has the option to cease operations at that restaurant. Over time, the estimated cost and time deadline for each restaurant may change due to a variety of circumstances and the Company revises its requirements accordingly. Also, significant numbers of restaurants may have image enhancement deadlines that coincide, in which case, the Company will adjust the actual timing of the image enhancements in order to facilitate an orderly construction schedule. During the image enhancement process, each restaurant is normally closed for up to two weeks, which has a negative impact on the Company’s revenues and operating efficiencies. At the time a restaurant is closed for a required image enhancement, the Company may deem it advisable to make other capital expenditures in addition to those required for the image enhancement.
The franchise agreements with KFC and Taco Bell Corporation require the Company to upgrade and remodel its restaurants to comply with the franchisors’ current standards within agreed upon timeframes. As discussed below, the Company did not meet its obligations in the Company’s 2010 fiscal year with respect to four restaurants. As a result, the franchisor may terminate the franchise agreement for those restaurants. In the case of a restaurant containing two concepts, even though only one is required to be remodeled, additional costs will be incurred because the dual concept restaurant is generally larger and contains more equipment and signage than the single concept restaurant. If a property is of usable size and configuration, the Company can perform an image enhancement to bring the building to the current image of the franchisor. If the property is not large enough to fit a drive-thru or has some other deficiency, the Company would need to relocate the restaurant to another location within the trade area to meet the franchisor’s requirements. In order to meet the terms and conditions of the franchise agreements, the Company has the following image enhancement obligations as of February 28, 2010: (the following information was unaudited)

Number of Units	Period	Type	Total (1)	Required (2)	Additional (3)

3	Fiscal 2010	IE (4)	$980,000	860,000	$120,000
1	Fiscal 2010	Relo (4) (5)	750,000	750,000	$—
1	Fiscal 2011	Relo (5)	1,400,000	1,400,000	—
5	Fiscal 2011	IE	1,600,000	1,400,000	200,000
8	Fiscal 2012	IE	2,560,000	2,240,000	320,000
5	Fiscal 2013	IE	1,600,000	1,400,000	200,000
1	Fiscal 2015	Rebuild	1,000,000	1,000,000	—
4	Fiscal 2015	Relo (4)	5,600,000	5,600,000	—
1	Fiscal 2016	Relo (4)	1,400,000	1,400,000	—
4	Fiscal 2020	Relo (4)	5,600,000	5,600,000	—
1	Fiscal 2020	Rebuild	1,000,000	1,000,000	—

34	Total		$23,490,000	$22,650,000	$840,000

(1)	These amounts are based on estimates of current construction costs and actual costs may vary.

(2)	These amounts include only the items required to meet the franchisor’s current image requirements.

(3)	These amounts are for capital upgrades performed on or which may be performed on the image enhanced restaurants which were or may be deemed by the Company to be advantageous to the operation of the units and which may be done at the time of the image enhancement.

(4)	Not completed in fiscal 2010, as required.

(5)	Relocations of fee owned properties are shown net of expected recovery of capital from the sale of the former location. Relocation of leased properties assumes the capital cost of only equipment because it is not known until each lease is finalized whether the lease will be a capital or operating lease.
As referenced above, the Company did not complete the image enhancement or relocation action relating to four locations which were required to be completed in fiscal 2010. The Company relies mainly on cashflow and borrowings to complete its image enhancements and experienced a decline in cashflow during the later part of fiscal 2009 and early fiscal 2010 which caused the Company to temporarily suspend its image enhancement activities resulting in the failure to complete the referenced projects. One of these image enhancements was completed in April, 2010, subsequent to the fiscal year end and the Company is negotiating with the franchisor to obtain revisions to its image enhancement schedule. Any revisions to the image enhancement schedule arrived at through these negotiations may, and likely will, involve material differences when compared to the schedule presented above. The Company can provide no assurance that the Company’s negotiations to modify the required image enhancement schedule will be successful or, if successful, that the modified schedule will not require materially increased capital expenditures in any fiscal year over the next ten years. In addition, no assurance can be given that if the negotiations are not successful that the franchisor will not terminate the franchise agreement on the three restaurants not completed in 2010. The termination of those franchise agreements would likely have a material adverse effect on the Company’s financial condition and results of operations.
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

NOTE 7. NET INCOME (LOSS) PER COMMON SHARE
Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period which totaled 2,934,995 for both fiscal 2010 and 2009. Diluted net income (loss) per common share is based on the combined weighted average number of shares and dilutive stock options outstanding during the period which totaled 2,991,941 and 2,934,995 for fiscal 2010 and 2009, respectively. For the fiscal 2010 and fiscal 2009 7,500 stock options 70,000 stock options respectively were excluded from the computation of diluted earnings per share because they were anti-dilutive. For the fourth quarter ended February 28, 2010 and the fourth quarter ended March 1, 2009, zero stock options and 70,000 stock options respectively were excluded from the computation of diluted earnings per share because they were anti-dilutive. In computing diluted net income (loss) per common share, the Company has utilized the treasury stock method. The following table reconciles the difference between basic and diluted earnings per common share:

	Fiscal year ended February 28, 2010			Fiscal year ended March 1, 2009
	Net income	Shares	Per Share	Net loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS
Income (loss) available to common shareholders	$396,000	2,934,995	$0.13	$(1,390,000)	2,934,995	$(0.47)

Effect of Dilutive Securities
Weighted Average Stock Options	—	56,946		—	—

Diluted EPS
Income (loss) available to common shareholders	$396,000	2,991,941	$0.13	$(1,390,000)	2,934,995	$(0.47)

Options to purchase 157,500 common shares were outstanding at various times during the 2010 fiscal year but were included in the computation only for the time during which their exercise price was greater than the average market price of the common shares. Options for 149,000 shares, exercisable at $1.50 per share expire on November 5, 2018.
NOTE 8. INCOME TAXES
There is no current federal tax provision for fiscal 2010 and a current federal tax benefit of $63,000 for fiscal 2009. The state and local tax provisions for fiscal 2010 and 2009 are $4,000 and $6,000, respectively. The current federal tax benefit in fiscal 2009 is a result of employment tax credits that were carried back to offset taxes previously paid. The deferred tax provisions for fiscal 2010 and 2009 are $336,000 and $448,000, respectively and resulted from changes in the balance of net deferred tax assets, deferred tax liabilities associated with indefinite lived intangible assets and the valuation allowance for deferred tax assets.
There is no current federal tax provision for the fourth quarter of fiscal 2010 and 2009. The state and local tax provisions for the quarter are a benefit of $8,000 compared to a benefit of $5,000 for the comparable prior quarter. The deferred tax provision for the quarter was a benefit of $294,000 compared to a benefit of $264,000 for the comparable prior quarter. The fourth quarter of fiscal 2010 includes a decrease in the deferred tax valuation allowance of $165,000.
A reconciliation of the provision for income taxes and income taxes calculated at the statutory tax rate of 34% is as follows:

	2010	2009
Tax provision (benefit) at statutory rate	$250,000	$(340,000)
State and local taxes, net of federal benefit	2,000	4,000
Deferred tax provision-change in valuation allowance	(124,000)	846,000
Deferred tax provision-change in deferred state and local income taxes	54,000	(60,000)
Deferred tax provision-change in effective tax rate	44,000	—
Deferred tax provision-change in estimated deferred tax items	206,000	—
Employment tax credits	(73,000)	(86,000)
Other	(19,000)	27,000

	$340,000	$391,000

The components of deferred tax assets (liabilities) at February 28, 2010 and March 1, 2009 are as follows: (prior period amounts have been reclassified to conform to current period presentation)

	2010	2009

Accrued expenses not currently deductible	$244,000	$302,000
Prepaid expenses	(174,000)	(176,000)
Inventory valuation	5,000	6,000
Current portion of advance payments	79,000	48,000
Current deferred tax valuation allowance	(139,000)	(160,000)

Current portion of deferred taxes	$15,000	$20,000

Operating loss carryforwards	$1,688,000	$1,620,000
Tax credit carryforwards	403,000	284,000
Stock options	55,000	34,000
Property and equipment	1,715,000	2,049,000
Deferred gain on sale/leaseback	1,224,000	1,319,000
Advance payments	125,000	87,000
Intangible assets	(112,000)	(102,000)
Deferred tax asset valuation allowance	(4,614,000)	(4,717,000)

Net non-current deferred tax asset	$484,000	$574,000
Deferred tax liabilities associated with indefinite lived intangible assets	(2,371,000)	(2,130,000)

Net total non-current deferred taxes	$(1,887,000)	$(1,556,000)

The valuation allowance decreased $124,000 during fiscal 2010 and increased $846,000 during fiscal 2009 from changes in projections regarding the future realization of deferred tax assets. The valuation allowance for fiscal 2010 was calculated based on arriving at a net deferred tax asset equal to the deferred items expected to be realized using two years of projected income which is more likely than not to be achieved.
At February 28, 2010, the Company has net operating loss carryforwards which, if not utilized, will expire as follows:

2023	$705,000
2024	383,000
2025	1,481,000
2028	1,022,000
2029	997,000
2030	226,000

Total	$4,814,000

The net operating loss carryforwards include $438,000 attributable to stock options exercised where the tax benefit has not yet been realized. The tax benefit of $169,000 will be credited to equity if realized. The Company also has alternative minimum tax net operating loss carryforwards of $3,603,000 that will expire, if not utilized, in varying amounts through fiscal 2030. These carryforwards are available to offset up to 90% of alternative minimum taxable income that would otherwise be taxable. As of February 28, 2010, the Company has alternative minimum tax credit carryforwards of $108,000 and employment tax credit carryforwards of $295,000.
In connection with the provisions of ASC Topic 740, the Company has analyzed its filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The earliest year that the Company is subject to federal and state examination is the fiscal year ended February 26, 2006.

The Company believes that its income tax filing positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions were recorded during fiscal year 2009. In addition, the Company has not recorded a reserve related to uncertain tax positions during fiscal year 2010 and does not expect a material change in the next 12 months of unrecognized tax benefits. There are also no amounts that if recognized would affect the Company’s annual effective tax rate.
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
At the Company’s annual meeting on June 25, 1999 the shareholders approved the Key Employees Stock Option Plan. This plan allows the granting of options covering 291,000 shares of stock and has essentially the same provisions as the Stock Option Plan for Executives and Managers which was discussed above. Options for 129,850 shares were granted to executives and managers of the Company on January 7, 2000 at an exercise price of $3.00. Options for 11,500 shares were granted to executives on April 27, 2001 at an exercise price of $.85. Options for 149,650 shares were granted to executives on November 6, 2008 at an exercise price of $1.50. As of February 28, 2010, no options were available for grant under either plan.
For the fiscal years ended February 28, 2010 and March 1, 2009, the Company reported $56,000 and $88,000, respectively of compensation expense related to the stock options granted in November 2008. The calculation of compensation expensed was made using the simplified method with volatility of 70% and risk free rate of 4.299%.
No options were granted during fiscal year 2010. During fiscal 2010 and 2009 no options were exercised. As of February 28, 2010, there were 149,000 options outstanding and exercisable at a weighted average exercise price of $1.50 per share. At March 1, 2009, there were 220,000 options outstanding, of which 150,000 options were not exercisable, at a weighted average exercise price of $2.016 per share. The table below summarizes the stock option activity for the fiscal year ended February 28, 2010:

Shares
Balance March 1, 2009	220,000
Expired	(71,000)
Balance February 28, 2010	149,000
The following table summarizes information about stock options outstanding at February 28, 2010:

Exercise Price	Outstanding 2-28-10	Average Life	Number Exercisable
1.500	149,000	8.7	149,000
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
NOTE 10. 401(k) RETIREMENT PLAN
The Company has a 401(k) Retirement Plan in which employees age 21 or older are eligible to participate. The Company makes a 30% matching contribution on employee contributions of up to 6% of their salary. During fiscal 2010 and 2009, the Company incurred $65,000 and $67,000, respectively, in expenses for matching contributions to the plan.
NOTE 11. FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company’s debt is reported at historical cost, based upon stated interest rates which represented market rates at the time of borrowing. Due to subsequent declines in credit quality throughout the restaurant industry resulting from weak and volatile operating performance and related declines in restaurant values, the market for fixed rate mortgage debt for restaurant financing is currently extremely limited. The Company’s debt is not publicly traded and there are few lenders or financing transactions for similar debt in the marketplace at this time. Consequently, management has not been able to identify a market for fixed rate restaurant mortgage debt with a similar risk profile, and has concluded that it is not practicable to estimate the fair value of the Company’s debt as of February 28, 2010.
NOTE 12. SUBSEQUENT EVENTS
On April 27, 2010, subsequent to its fiscal year end of February 28, 2010, the Company completed the sale of the land and building of a closed restaurant which had been leased to an independent local restaurant company. In order to facilitate the sale, the Company paid, prior to its maturity, approximately $451,000 of debt and incurred approximately $95,000 of prepayment and administrative costs. Net cash outlay by the Company for the transactions was approximately $315,000 and the Company will be relieved of approximately $50,000 per year of negative cash flow which was caused by the debt service on the property exceeding the rental payments. On April 30, 2010 the lease for the land and building of an unprofitable KFC restaurant expired and was not renewed and the restaurant was closed. The Company incurred no loss on the closing of the restaurant.
NOTE 13. NEW ACCOUNTING STANDARDS
Effective July 1, 2009, the FASB (Financial Accounting Standards Board) Accounting Standards Codification (ASC) (Topic 105, “Generally Accepted Accounting Principles”), became the single source for authoritative nongovernmental U.S. generally accepted accounting principles. During fiscal 2010, several Accounting Standards Updates (“ASU”) were issued.
ASU 2009-05 August, 2009. Topic 820 “Fair Value Measurements and Disclosures”
This update provides clarification on the application of fair value to liabilities in circumstances where a quoted price in an active market is not available. The Company has determined that the changes to the accounting standards required by this update do not have a material effect on the Company’s financial position or results of operations.

ASU 2009-08 September, 2009. Topic 260 “Earnings Per Share”
This update outlines the corrections regarding the calculation of earnings per share in a period which includes the redemption or induced conversion of preferred stock. The Company has determined that the changes to the accounting standards required by this update do not have a material effect on the Company’s financial position or results of operations.
ASU 2009-09 September, 2009. Topic 323 “Accounting for Investments-Equity Method and Joint Ventures” and Topic 505 “Accounting for Equity-Based Payments to Non-Employees”
This update is a technical correction to the guidance for the recording of stock based compensation to non-employees or employees of an equity method investee. The Company has determined that the changes to the accounting standards required by this update do not have a material effect on the Company’s financial position or results of operations.
ASU 2010-05 January, 2010. Topic 718 “Compensation-Stock Compensation”
This update is a clarification of the treatment of escrowed share arrangements and provides guidance on the presumption of compensation under such arrangements. The Company has determined that the changes to the accounting standards required by this update do not have a material effect on the Company’s financial position or results of operations.
ASU 2010-06 January, 2010. Topic 820 “Fair Value Measurements and Disclosures”
This update improves the disclosures regarding fair value measurements including information regarding the level of disaggregation of assets and liabilities and the valuation methods being employed. The provisions of this update are effective for the Company’s fiscal year ending February 27, 2011. Management is evaluating what effect, if any, the adoption of these provisions will have on the Company’s financial position or results of operations.
ASU 2010-09 February, 2010. Topic 855 “Subsequent Events”
This update removes the requirement for SEC filers to disclose the date of issue of its financial statements in order to eliminate potential conflicts with SEC literature. The Company has determined that the changes to the accounting standards required by this update do not have a material effect on the Company’s financial position or results of operations.
NOTE 14. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Fiscal 2010 Quarter Ended
	May 24,	August 16,	November 8,	February 28,
	2009	2009	2009	2010

Revenues	$22,931,000	$23,202,000	$20,645,000	$23,766,000
Operating costs and expenses, net	21,846,000	21,928,000	19,533,000	24,039,000
Operating income	1,085,000	1,274,000	1,112,000	(273,000)
Net income (loss)	354,000	320,000	426,000	(704,000)
Basic net income (loss) per share	0.12	0.11	0.15	(0.24)
Fully diluted net income (loss) per share	0.12	0.11	0.14	(0.24)

	Fiscal 2009 Quarter Ended
	May 25,	August 17,	November 9,	March 1,
	2008	2008	2008	2009

Revenues	$21,753,000	$23,049,000	$21,967,000	$25,716,000
Operating costs and expenses, net	20,817,000	22,250,000	21,100,000	25,827,000
Operating income	936,000	799,000	867,000	(111,000)
Net income (loss)	94,000	(641,000)	(67,000)	(776,000)
Basic net income (loss) per share	0.03	(0.22)	(0.02)	(0.26)
Fully diluted net income (loss) per share	0.03	(0.22)	(0.02)	(0.26)
Due to rounding, the per share amounts above may not add to the year end amounts.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A(T). CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”) carried out an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)) as of the end of the period covered by this report. Disclosure controls and procedures are designed only to provide reasonable assurance that controls and procedures will meet their objectives. Based on that evaluation, the Company’s PEO and PFO, concluded that our disclosure controls and procedures were effective as of February 28, 2010.
Changes in Internal Control Over Financial Reporting
The PEO and PFO also have concluded that in the fourth quarter of the fiscal year ended February 28, 2010, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). In evaluating the Company’s internal control over financial reporting, management has adopted the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Under the supervision and with the participation of our management, including the PEO and PFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of February 28, 2010. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management has concluded that our internal control over financial reporting was effective as of February 28, 2010.
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
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information on directors and corporate governance of the Company is incorporated herein by reference to the Definitive Proxy Statement for the 2010 annual meeting of shareholders to be held on June 25, 2010 and to be filed with the Securities and Exchange Commission about June 1, 2010.
Information regarding the executive officers of the Company is reported in a separate section captioned “Executive Officers of the Company” included in Part I hereof.
ITEM 11. EXECUTIVE COMPENSATION
Information on executive compensation is incorporated herein by reference to the Definitive Proxy Statement for the 2010 annual meeting of shareholders to be held on June 25, 2010 and to be filed with the Securities and Exchange Commission about June 1, 2010.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
Information on security ownership of certain beneficial owners and management and relate shareholder matters is incorporated herein by reference to the Definitive Proxy Statement for the 2010 annual meeting of shareholders to be held on June 25, 2010 and to be filed with the Securities and Exchange Commission about June 1, 2010 and to Item 5 of Part II hereof.
ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information on certain relationships and related transactions is incorporated herein by reference to the Definitive Proxy Statement for the 2010 annual meeting of shareholders to be held on June 25, 2010 and to be filed with the Securities and Exchange Commission about June 1, 2010.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information on Principal accountant fees and services is incorporated herein by reference to the Definitive Proxy Statement for the 2010 annual meeting of shareholders to be held on June 25, 2010 and to be filed with the Securities and Exchange Commission about June 1, 2010.

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

Morgan’s Foods, Inc.
Dated: June 1, 2010	By:	/s/ Leonard R. Stein-Sapir
Leonard R. Stein-Sapir
Chairman of the Board, Chief Executive Officer & Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Leonard R. Stein-Sapir
Leonard R. Stein-Sapir
Chairman of the Board, Chief Executive Officer & Director Dated: June 1, 2010

By:	/s/ James J. Liguori
James J. Liguori
Director, President & Chief Operating Officer Dated: June 1, 2010

By:	/s/ Kenneth L. Hignett
Kenneth L. Hignett
Director, Senior Vice President, Chief Financial Officer & Secretary also as Principal Accounting Officer Dated: June 1, 2010

By:	/s/ Bernard Lerner
Bernard Lerner
Director Dated: June 1, 2010

By:	/s/ Lawrence S. Dolin
Lawrence S. Dolin
Director Dated: June 1, 2010

By:	/s/ Bahman Guyuron
Bahman Guyuron
Director Dated: June 1, 2010

By:	/s/ Steven S. Kaufman
Steven S. Kaufman
Director Dated: June 1, 2010

INDEX TO EXHIBITS

Exhibit
Number	Exhibit Description
3.1	Amended Articles of Incorporation, as amended
3.2	Amended Code of Regulations
4.1	Specimen Certificate for Common Shares (1)
4.2	Shareholder Rights Plan (2)
4.3	Amendment to Shareholder Rights Agreement (8)
10.1	Specimen KFC Franchise Agreements (3)
10.2	Specimen Taco Bell Franchise Agreement (4)
10.3	Executive and Manager Nonqualified Stock Option Plan (5)
10.4	Key Employee Nonqualified Stock Option Plan (5)
10.6	Form Mortgage Loan Agreement with Captec Financial Group, Inc. (6)
14	Code of Ethics for Senior Financial Officers (7)
19	Form of Indemnification Contract between Registrant and its Officers and Directors (5)
21	Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm – Grant Thornton LLP
31.1	Certification of the Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2
Certification of the Senior Vice President, Chief Financial Officer & Secretary pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chairman of the Board and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Senior Vice President, Chief Financial Officer and Secretary pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to the Registrant’s Registration Statement (No. 33-35772) on Form S-2 and incorporated herein by reference.
(2)	Filed as an exhibit to the Registrant’s Form 8-A dated May 7, 1999 and incorporated herein by reference.
(3)	Filed as an exhibit to the Registrant’s Registration Statement (No. 2-78035) on Form S-1 and incorporated herein by reference.
(4)	Filed as an exhibit to Registrant’s Form 10-K for the 2000 fiscal year and incorporated herein by reference.
(5)	Filed as an exhibit to the Registrant’s Form S-8 filed November 17, 1999 and incorporated herein by reference.
(6)	Filed as an exhibit to the Registrant’s Form 10-K for the 1996 fiscal year and incorporated herein by reference.
(7)	Filed as an exhibit to the Registrant’s Form 10-K for the 2004 fiscal year and incorporated herein by reference.
(8)	Filed as an exhibit to the Registrant’s Form 8-A/A filed June 9, 2003 and incorporated herein by reference