Form 10-Q
period 2010-05-23
MORGANS FOODS INC
filed 2010-07-07
CIK 68145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended May 23, 2010
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 2, 2010, the issuer had 2,934,995 common shares outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
MORGAN’S FOODS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Quarter Ended
	May 23, 2010	May 24, 2009
Revenues	$22,170,000	$22,931,000

Cost of sales:
Food, paper and beverage	6,757,000	7,410,000
Labor and benefits	6,231,000	6,428,000
Restaurant operating expenses	5,634,000	5,876,000
Depreciation and amortization	647,000	717,000
General and administrative expenses	1,320,000	1,409,000
Loss on restaurant assets	50,000	6,000

Operating income	1,531,000	1,085,000
Interest expense:
Prepayment fees and deferred financing costs	98,000	—
Bank debt and notes payable	561,000	625,000
Capital leases	24,000	25,000
Other (income) expense, net	89,000	(44,000)

Income before income taxes	759,000	479,000
Provision for income taxes	184,000	125,000

Net income	$575,000	$354,000

Basic net income per common share:	$0.20	$0.12

Diluted net income per common share:	$0.19	$0.12

Basic weighted average number of shares outstanding	2,934,995	2,934,995
Diluted weighted average number of shares outstanding	3,033,634	2,963,105
See notes to these consolidated financial statements.

MORGAN’S FOODS, INC.
CONSOLIDATED BALANCE SHEETS

	May 23, 2010	February 28, 2010
	UNAUDITED
ASSETS
Current assets:
Cash and equivalents	$5,317,000	$4,205,000
Receivables	440,000	470,000
Inventories	762,000	682,000
Prepaid expenses	595,000	742,000
Deferred tax asset	15,000	15,000
Assets held for sale	678,000	678,000

	7,807,000	6,792,000

Property and equipment:
Land	9,308,000	9,558,000
Buildings and improvements	20,609,000	20,960,000
Property under capital leases	1,314,000	1,314,000
Leasehold improvements	10,306,000	10,373,000
Equipment, furniture and fixtures	20,226,000	20,337,000
Construction in progress	268,000	626,000

	62,031,000	63,168,000
Less accumulated depreciation and amortization	31,318,000	31,941,000

	30,713,000	31,227,000

Other assets	533,000	546,000
Franchise agreements, net	1,099,000	1,133,000
Goodwill	9,227,000	9,227,000

	$49,379,000	$48,925,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Long-term debt, current	$3,163,000	$3,165,000
Current maturities of capital lease obligations	45,000	44,000
Accounts payable	4,070,000	3,683,000
Accrued liabilities	4,426,000	3,884,000

	11,704,000	10,776,000

Long-term debt	28,533,000	29,725,000
Long-term capital lease obligations	1,050,000	1,061,000
Other long-term liabilities	3,827,000	3,853,000
Deferred tax liabilities	2,067,000	1,887,000

SHAREHOLDERS’ EQUITY
Preferred shares, 1,000,000 shares authorized, no shares outstanding	—	—
Common stock, no par value
Authorized shares - 25,000,000
Issued shares - 2,969,405	30,000	30,000
Treasury shares - 34,410	(81,000)	(81,000)
Capital in excess of stated value	29,488,000	29,488,000
Accumulated deficit	(27,239,000)	(27,814,000)

Total shareholders’ equity	2,198,000	1,623,000

	$49,379,000	$48,925,000

See notes to these consolidated financial statements.

MORGAN’S FOODS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Common		Treasury		Capital in		Total
	Shares		Shares		excess of	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	stated value	Deficit	Equity

Balance February 28, 2010	2,969,405	$30,000	(34,410)	$(81,000)	$29,488,000	$(27,814,000)	$1,623,000
Net income	—	—	—	—	—	575,000	575,000

Balance May 23, 2010	2,969,405	$30,000	(34,410)	$(81,000)	$29,488,000	$(27,239,000)	$2,198,000

See notes to these consolidated financial statements.

MORGAN’S FOODS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Twelve Weeks Ended
	May 23, 2010	May 24, 2009
Cash flows from operating activities:
Net income	$575,000	$354,000
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	$647,000	717,000
Amortization of deferred financing costs	26,000	27,000
Amortization of supply agreement advances	(282,000)	(257,000)
Funding from supply agreements	764,000	—
Deferred taxes	180,000	116,000
Stock compensation expense	—	56,000
Loss on restaurant assets	50,000	6,000
Changes in assets and liabilities:
Receivables	(25,000)	359,000
Inventories	(80,000)	(47,000)
Prepaid expenses	147,000	113,000
Other assets	(13,000)	2,000
Accounts payable	387,000	931,000
Accrued liabilities and other	89,000	1,136,000

Net cash from operating activities	2,465,000	3,513,000

Cash flows from investing activities:
Capital expenditures	(381,000)	(401,000)
Proceeds from sale of fixed assets	232,000	—

Net cash from investing activities	(149,000)	(401,000)

Cash flows from financing activities:
Principal payments on long-term debt	(743,000)	(726,000)
Principal payments on capital lease obligations	(10,000)	(9,000)
Bank debt repayment in advance	(451,000)	—

Net cash from financing activities	(1,204,000)	(735,000)

Net change in cash and equivalents	1,112,000	2,377,000
Cash and equivalents, beginning balance	4,205,000	5,257,000

Cash and equivalents, ending balance	$5,317,000	$7,634,000

Supplemental Cash Flow Information:
Interest paid on debt and capitalized leases was $624,000 and $680,000 in fiscal 2011 and 2010, respectively.
Cash payments/(refunds) for income taxes were ($15,000) and $2,000 in the first 12 weeks of fiscal 2011 and 2010, respectively.
See accompanying Notes to Consolidated Financial Statements.

MORGAN’S FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The interim consolidated financial statements of Morgan’s Foods, Inc. (the “Company”) have been prepared without audit. In the opinion of Company management, all adjustments have been included. Unless otherwise disclosed, all adjustments consist only of normal recurring adjustments necessary for a fair statement of results of operations for the interim periods. These unaudited financial statements have been prepared using the same accounting principles that were used in preparation of the Company’s annual report on Form 10-K for the year ended February 28, 2010. Certain prior period amounts have been reclassified to conform to current period presentations. The results of operations for the twelve weeks ended May 23, 2010 are not necessarily indicative of the results to be expected for the full year. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the fiscal year ended February 28, 2010.
The Company’s debt is reported at historical cost, based upon stated interest rates which represented market rates at the time of borrowing. Due to subsequent declines in credit quality throughout the restaurant industry resulting from weak and volatile operating performance and related declines in restaurant values, the market for fixed rate mortgage debt for restaurant financing is currently extremely limited. The Company’s debt is not publicly traded and there are few lenders or financing transactions for similar debt in the marketplace at this time. Consequently, management has not been able to identify a market for fixed rate restaurant mortgage debt with a similar risk profile, and has concluded that it is not practicable to estimate the fair value of the Company’s debt as of May 23, 2010.
NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS
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
NOTE 3 – NET INCOME PER COMMON SHARE
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

	For the Quarter ended May 23, 2010			For the Quarter ended May 24, 2009
	Net income	Shares	Per Share	Net income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS
Income available to common shareholders	$575,000	2,934,995	$0.20	$354,000	2,934,995	$0.12

Effect of Dilutive Securities
Weighted Average Stock Options	—	98,639		—	28,110

Diluted EPS
Income available to common shareholders	$575,000	3,033,634	$0.19	$354,000	2,963,105	$0.12

Options to purchase 149,000 common shares were outstanding during the 2011 fiscal year and were included in the computation only for the time during which their exercise price was less than the average market price of the common shares.

NOTE 4 – DEBT
The Company’s debt arrangements require the maintenance of a consolidated fixed charge coverage ratio of 1.20 to 1 regarding all of the Company’s loans and the maintenance of individual restaurant fixed charge coverage ratios of between 1.20 and 1.50 to 1 on certain of the Company’s individual restaurant loans. A portion of the Company’s debt also contains a funded debt to EBITDAR (earnings before interest, taxes, depreciation, amortization and rent) requirement of 5.5. Fixed charge coverage ratios are calculated by dividing the cash flow before rent and debt service for the previous 12 months by the debt service and rent due in the coming 12 months. In the calculation of funded debt to EBITDAR, funded debt is the next twelve month operating lease obligation times eight plus the debt balance at the measurement date. The funded debt is then divided by the prior twelve month EBITDAR to obtain the calculated ratio. The consolidated and individual ratios are all computed quarterly. The Company entered into a loan modification agreement covering a portion of its debt which increased the funded debt to EBITDAR ratio to 5.75 from 5.5 for the first quarter of fiscal 2011 and is in compliance with that requirement. As of the measurement date of May 23, 2010, the Company’s consolidated fixed charge coverage ratio was 1.20 to 1, funded debt to EBITDAR was 5.6 and management projects that the Company will be in compliance with its consolidated debt covenants at the relevant future measurement dates. As of May 23, 2010, the Company was not in compliance with the individual fixed charge coverage ratio on 18 of its restaurant properties and has obtained waivers of these requirements covering a period of longer than one year. The debt obligations of the Company which contain fixed charge coverage ratio and funded debt to EBITDAR requirements are classified as long-term, except for the amounts due within one year. If the Company does not comply with the covenants of its various debt agreements in the future, and if future waivers are not obtained, the respective lenders will have certain remedies available to them which include calling the debt, increasing the interest rates and the acceleration of payments. Noncompliance with the requirements of the Company’s debt agreements, if not waived, could also trigger cross-default provisions contained in the respective agreements.
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
As of May 23, 2010, 149,000 options were outstanding, fully vested and exercisable at a weighted average exercise price of $1.50 per share. No options are available for grant.
     The following table summarizes information about stock options outstanding at May 23, 2010:

Exercise	Outstanding	Average	Number
Prices	5-23-10	Life	Exercisable

1.50	149,000	8.7	149,000

NOTE 6 – CAPITAL EXPENDITURES
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
The franchise agreements with KFC and Taco Bell Corporation require the Company to upgrade and remodel its restaurants to comply with the franchisors’ current standards within agreed upon timeframes. As discussed below, the Company did not meet its obligations with respect to four restaurants due in fiscal 2010 but the image enhancement of one of the restaurants was completed in April, 2010 and another is scheduled to begin on July 12, 2010. As a result, the franchisor may terminate the franchise agreement for those restaurants for which the required image enhancement is not in progress. In the case of a restaurant containing two concepts, even though only one is required to be remodeled, additional costs will be incurred because the dual concept restaurant is generally larger and contains more equipment and signage than the single concept restaurant. If a property is of usable size and configuration, the Company can perform an image enhancement to bring the building to the current image of the franchisor. If the property is not large enough to fit a drive-thru or has some other deficiency, the Company would need to relocate the restaurant to another location within the trade area to meet the franchisor’s requirements. In order to meet the terms and conditions of the franchise agreements, the Company has the following image enhancement obligations as of May 23, 2010:

Number of Units	Period	Type	Total (1)	Required (2)	Additional (3)

2	Fiscal 2010	IE (4)	$660,000	580,000	$80,000
1	Fiscal 2010	Relo (4) (5)	750,000	750,000	$—
1	Fiscal 2011	Relo (5)	1,400,000	1,400,000	—
5	Fiscal 2011	IE	1,600,000	1,400,000	200,000
8	Fiscal 2012	IE	2,560,000	2,240,000	320,000
5	Fiscal 2013	IE	1,600,000	1,400,000	200,000
1	Fiscal 2015	Rebuild	1,000,000	1,000,000	—
4	Fiscal 2015	Relo (5)	5,600,000	5,600,000	—
1	Fiscal 2016	Relo (5)	1,400,000	1,400,000	—
4	Fiscal 2020	Relo (5)	5,600,000	5,600,000	—
1	Fiscal 2020	Rebuild	1,000,000	1,000,000	—

33	Total		$23,170,000	$22,370,000	$800,000

(1)	These amounts are based on estimates of current construction costs and actual costs may vary.

(2)	These amounts include only the items required to meet the franchisor’s current image requirements.

(3)	These amounts are for capital upgrades performed on or which may be performed on the image enhanced restaurants which were or may be deemed by the Company to be advantageous to the operation of the units and which may be done at the time of the image enhancement.

(4)	Not completed in fiscal 2010, as required.

(5)	Relocations of fee owned properties are shown net of expected recovery of capital from the sale of the former location. Relocation of leased properties assumes the capital cost of only equipment because it is not known until each lease is finalized whether the lease will be a capital or operating lease.
As referenced above, the Company did not complete the image enhancement or relocation action relating to four locations which were required to be completed in fiscal 2010, one of which was completed in April, 2010 and another of which is scheduled to begin on July 12, 2010. The Company recently received letters from the franchisor regarding two of these restaurants warning of the necessity to perform the image enhancements. The Company relies mainly on cashflow and borrowings to complete its image enhancements and experienced a decline in cashflow during the later part of fiscal 2009 and early fiscal 2010 which caused the Company to temporarily suspend its image enhancement activities resulting in the failure to complete the referenced projects. Negotiations are continuing between the Company and the franchisor to obtain revisions to its image enhancement schedule. Any revisions to the image enhancement schedule arrived at through these negotiations may, and likely will, involve material differences when compared to the schedule presented above. The Company can provide no assurance that the Company’s negotiations to modify the required image enhancement schedule will be successful or, if successful, that the modified schedule will not require materially increased capital expenditures in any fiscal year over the next ten years. In addition, no assurance can be given that if the negotiations are not successful that the franchisor will not terminate the franchise agreement on the three restaurants not completed in 2010. The termination of those franchise agreements would likely have a material adverse effect on the Company’s financial condition and results of operations.

Capital expenditures to meet the image requirements of the franchisors and additional capital expenditures on those same restaurants being image enhanced are a large portion of the Company’s annual capital expenditures. However, the Company also has made and may make capital expenditures on restaurant properties not included on the foregoing schedule for upgrades or replacement of capital items appropriate for the continued successful operation of its restaurants. The Company may not be able to finance capital expenditures in the volume and time horizon required by the image enhancement deadlines solely from existing cash balances and existing cashflow and the Company expects that it will have to utilize financing for a portion of the capital expenditures. The Company may use both debt and sale/leaseback financing but has no commitments for either. As of May 23, 2010 management believes that it will not meet the stated deadlines for seven of its image enhancement projects and is in discussions with its franchisors to obtain revised schedules.
There can be no assurance that the Company will be able to accomplish the image enhancements and relocations required in the franchise agreements on terms acceptable to the Company. If the Company is unable to meet the requirements of a franchise agreement, the franchisor may choose to extend the time allowed for compliance or may terminate the franchise agreement.
NOTE 7 — ASSETS HELD FOR SALE
The Company owns the land and building of two closed KFC restaurants and the land and building adjacent to another of its restaurants, all of which are listed for sale and are shown on the Company’s consolidated balance sheet as Assets Held for Sale as of May 23, 2010.
NOTE 8 — SUBSEQUENT EVENTS
Subsequent to May 23, 2010 the Company removed the Taco Bell brand from one of its KFC/Taco Bell restaurants in West Virginia. Management determined that the Taco Bell revenues at the location were too low to profitably maintain the brand.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Description of Business. Morgan’s Foods, Inc. (the “Company”), which was formed in 1925, operates through wholly-owned subsidiaries KFC restaurants under franchises from KFC Corporation, Taco Bell restaurants under franchises from Taco Bell Corporation, Pizza Hut Express restaurants under licenses from Pizza Hut Corporation and an A&W restaurant under a license from A&W Restaurants, Inc. As of July 2, 2010, the Company operates 69 KFC restaurants, 6 Taco Bell restaurants, 11 KFC/Taco Bell “2n1’s” under franchises from KFC Corporation and franchises or licenses from Taco Bell Corporation, 3 Taco Bell/Pizza Hut Express “2n1’s” under franchises from Taco Bell Corporation and licenses from Pizza Hut Corporation, 1 KFC/Pizza Hut Express “2n1” under a franchise from KFC Corporation and a license from Pizza Hut Corporation and 1 KFC/A&W “2n1” operated under a franchise from KFC Corporation and a license from A&W Restaurants, Inc. The Company’s fiscal year is a 52 — 53 week year ending on the Sunday nearest the last day of February.
Summary of Expenses and Operating Income as a Percentage of Revenues

	Quarter Ended
	May 23, 2010	May 24, 2009

Cost of sales:
Food, paper and beverage	30.5%	32.3%
Labor and benefits	28.1%	28.0%
Restaurant operating expenses	25.4%	25.6%
Depreciation and amortization	2.9%	3.1%
General and administrative expenses	6.0%	6.1%
Operating income	6.9%	4.7%
Revenues. The revenue decrease of $761,000 in the quarter ended May 23, 2010 as compared to the prior year quarter was primarily the result of a decrease in comparable restaurant revenues of 2.6% or $582,000 as well as the permanent closing of two restaurants and the temporary closing during the current year quarter of one restaurant for image enhancement. The decline in comparable restaurant revenues was mainly the result of higher revenues in the prior year period related to the introduction of Kentucky Grilled Chicken (“KGC”).
Cost of Sales — Food, Paper and Beverage. Food, paper and beverage costs decreased as a percentage of revenue to 30.5% for the quarter ended May 23, 2010 compared to 32.3% for the quarter ended May 24, 2009. The improvement in the current year quarter was primarily the result of higher food costs related to the national roll out of KGC which included the free KGC day and the free two piece dinner promotion in the first quarter of the prior fiscal year.
Cost of Sales — Labor and Benefits. Labor and benefits were relatively unchanged as a percentage of revenue at 28.1% in the first of fiscal 2011 compared to 28.0% in the first quarter of fiscal 2010.
Restaurant Operating Expenses. Restaurant operating expenses were relatively unchanged as a percentage of revenue at 25.4% in the first quarter of fiscal 2011 compared to 25.6% in the first quarter of fiscal 2010.
Depreciation and Amortization. Depreciation and amortization decreased to $647,000 for the quarter ended May 23, 2010 compared to $717,000 in the prior year quarter primarily due to assets becoming fully depreciated.
General and Administrative Expenses. General and administrative expenses decreased to $1,320,000 in the first quarter of fiscal 2011 compared to $1,409,000 in the first quarter of fiscal 2010. This improvement was due to the recording of compensation expense related to the granting of stock options in the prior year quarter and a reduction in the costs related to professional services offset by slight increases in employee health and welfare, vehicle and recruitment expenses.
Loss on Restaurant Assets. The Company experienced a loss on restaurant assets of $50,000 for the first quarter of fiscal 2011 compared to a loss of $6,000 in the comparable prior year quarter. The current year loss includes the permanent closing of one restaurant and the sale of one previously closed restaurant location. Prior year amounts contain reductions in the reserve for closed restaurants offset by a loss on the permanent closing of one restaurant.
Operating Income. Operating income increased to $1,531,000 or 6.9% of revenue for the quarter ended May 23, 2010 from $1,085,000 or 4.7% of revenue in the prior year quarter. The improvement of $446,000 consists of a decrease in revenues offset by decreases in costs and operating expenses as noted above.
Interest Expense. The first quarter of fiscal 2011 contained $98,000 of prepayment penalties and the write off of deferred financing costs related to the early payment of the debt on a closed restaurant location which was sold while the comparable prior year period did not contain any expense related to the early payment of debt. Interest expense on bank debt and notes payable including capitalized leases decreased to $585,000 in the first quarter of fiscal 2011 from $650,000 in the first quarter of fiscal 2010 due to lower debt balances and variable rates.
Other Income and Expense. Other income and expense was an expense of $89,000 for the quarter ended May 23, 2010 compared to income of $44,000 for the prior year quarter. Other expenses for the current year quarter included $111,000 in charitable contributions to the Susan G. Komen Foundation generated by KFC’s Buckets for the Cure promotion.
Provision for Income Taxes. The provision for income taxes for the quarter ended May 23, 2010 was $184,000 on pre-tax income of $759,000 compared to $125,000 on pre-tax income of $479,000 for the comparable prior year period. The provision for income taxes is recorded at the Company’s projected annual effective tax rate and consists of a current tax provision of $5,000 and a deferred tax provision of $179,000 compared to a current tax provision of $9,000 and a deferred tax provision of $116,000 for the comparable prior year period.
The effective tax rate for the current year quarter is lower than the comparable prior year period by two percentage points due to a decrease in the deferred tax asset valuation allowance. The decrease is based on the Company’s estimate regarding the realization of its net deferred tax assets not changing since its last fiscal year end. The projections indicate that a lower valuation allowance is needed to result in the projected net deferred tax balance. Since the decrease is due to the projected realization of ordinary income it has been included in the computation of the effective tax rate. The changes in deferred taxes and valuation allowances are non-cash items and do not affect the Company’s cash flow or cash balances.
Liquidity and Capital Resources. Cash flow activity for the twelve weeks ended May 23, 2010 is presented in the Consolidated Statements of Cash Flows. Cash provided by operating activities was $2,465,000 for the twelve weeks ended May 23, 2010 compared to $3,513,000 for the twelve weeks ended May 24, 2009. The decrease in operating cash flow was the result of the increase of $221,000 in net income and $764,000 of funding from supply agreements in the current year period compared to none in the prior year period, offset by an increase in accounts receivable in the current year period compared to a decrease in the prior year period and lower increases in accounts payable and accrued liabilities in the current year period. There was a $25,000 increase in accounts receivable in the current year period compared to a reduction of $359,000 in the prior year period. In the twelve weeks ended May 23, 2010, accounts payable increased by $387,000 and accrued liabilities by $89,000 compared to increases of $931,000 and $1,136,000, respectively, in the comparable prior year period. The difference in cash provided by the current year changes in receivables, payables and accrued liabilities compared to the prior year were caused primarily by the receipt of vendor rebates and incentives during fiscal 2009 while the most recent rebates were received subsequent to the end of fiscal 2010. The Company paid scheduled long-term bank and capitalized lease debt of $753,000 and $451,000 of debt before its scheduled maturity in the first twelve weeks of fiscal 2011 compared to payments of $735,000 for the same period in fiscal 2010. Capital expenditures for the first twelve weeks of fiscal 2011 were $381,000 less $232,000 of proceeds from the sale of assets, compared to $401,000 for the same period in fiscal 2010 as the Company completed the image enhancement of one location in the current year period and purchased the ovens for Kentucky Grilled Chicken in the prior year period. As of May 23, 2010 management believes that it will not meet the stated deadlines for seven of its image enhancement projects and is in discussions with its franchisors to obtain revised schedules. Capital expenditure activity is discussed in more detail in Note 6 to the consolidated financial statements.
The Company’s debt arrangements require the maintenance of a consolidated fixed charge coverage ratio of 1.20 to 1 regarding all of the Company’s loans and the maintenance of individual restaurant fixed charge coverage ratios of between 1.20 and 1.50 to 1 on certain of the Company’s individual restaurant loans. A portion of the Company’s debt also contains a funded debt to EBITDAR (earnings before interest, taxes, depreciation, amortization and rent) requirement of 5.5. Fixed charge coverage ratios are calculated by dividing the cash flow before rent and debt service for the previous 12 months by the debt service and rent due in the coming 12 months. In the calculation of funded debt to EBITDAR, funded debt is the next twelve month operating lease obligation times eight plus the debt balance at the measurement date. The funded debt is then divided by the prior twelve month EBITDAR to obtain the calculated ratio. The consolidated and individual ratios are all computed quarterly. The Company entered into a loan modification agreement covering a portion of its debt which increased the funded debt to EBITDAR ratio to 5.75 from 5.5 for the first quarter of fiscal 2011 and is in compliance with that requirement. As of the measurement date of May 23, 2010, the Company’s consolidated fixed charge coverage ratio was 1.20 to 1, funded debt to EBITDAR was 5.6 and management projects that the Company will be in compliance with its consolidated debt covenants at the relevant future measurement dates. As of May 23, 2010, the Company was not in compliance with the individual fixed charge coverage ratio on 18 of its restaurant properties and has obtained waivers of these requirements covering a period of longer than one year. The debt obligations of the Company which contain fixed charge coverage ratio and funded debt to EBITDAR requirements are classified as long-term, except for the amounts due within one year. If the Company does not comply with the covenants of its various debt agreements in the future, and if future waivers are not obtained, the respective lenders will have certain remedies available to them which include calling the debt, increasing the interest rates and the acceleration of payments. Noncompliance with the requirements of the Company’s debt agreements, if not waived, could also trigger cross-default provisions contained in the respective agreements.
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
Safe Harbor Statements. This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The statements include those identified by such words as “may,” “will,” “expect” “anticipate,” “believe,” “plan” and other similar terminology. Forward looking statements involve risks and uncertainties that could cause actual events or results to differ materially from those expressed or implied in this report. The “forward-looking statements” reflect the Company’s current expectations and are based upon data available at the time of the statements. Actual results involve risks and uncertainties, including both those specific to the Company and general economic and industry factors. Factors specific to the Company include, but are not limited to, its debt covenant compliance, actions that lenders may take with respect to any debt covenant violations, its ability to obtain waivers of any debt covenant violations and its ability to pay all of its current and long-term obligations, the Company’s ability to negotiate extensions to franchisors’ image enhancement requirements and those factors described in Part I Item 1A (“Risk Factors”) of the Company’s annual report on Form 10-K filed with the SEC on June 1, 2010. Economic and industry risks and uncertainties include, but are not limited, to, franchisor promotions, business and economic conditions, legislation and governmental regulation, competition, success of operating initiatives and advertising and promotional efforts, volatility of commodity costs and increases in minimum wage and other operating costs, availability and cost of land and construction, consumer preferences, spending patterns and demographic trends.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Certain of the Company’s debt comprising approximately $13.2 million of principal balance has a variable rate which is adjusted monthly. A one percent increase in variable rate base (90 day LIBOR) of the loans at the beginning of the year would cost the Company approximately $132,000 in additional annual interest costs. The Company may choose to offset all, or a portion of the risk through the use of interest rate swaps or caps. The Company’s remaining borrowings are at fixed interest rates, and accordingly the Company does not have market risk exposure for fluctuations in interest rates relative to those loans. The Company does not enter into derivative financial investments for trading or speculation purposes. Also, the Company is subject to volatility in food costs as a result of market risk and we manage that risk through the use of a franchisee purchasing cooperative which uses longer term purchasing contracts. Our ability to recover increased costs through higher pricing is, at times, limited by the competitive environment in which we operate. The Company believes that its market risk exposure is not material to the Company’s financial position, liquidity or results of operations.

Item 4T.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”) carried out an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)) as of the end of the period covered by this report. Disclosure controls and procedures are designed only to provide reasonable assurance that controls and procedures will meet their objectives. Based on that evaluation, the Company’s PEO and PFO, concluded that our disclosure controls and procedures were effective as of May 23, 2010.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended May 23, 2010 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
The Company is a party to various legal proceedings and claims arising in the ordinary course of its business. The Company believes that the outcome of these matters will not have a material adverse affect on its consolidated financial position, results of operations or liquidity.

Item 1A.	Risk Factors
The Company’s annual report on Form 10-K for the fiscal year ended February 28, 2010 discusses the risk factors facing the Company. There has been no material change in the risk factors facing our business since February 28, 2010.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds
None

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Submission of Matters to a Vote of Security Holders (removed and reserved)

Item 5.	Other Information
None

Item 6.	Exhibits
Reference is made to “Index to Exhibits”, filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MORGAN’S FOODS, INC.
/s/ Kenneth L. Hignett
Senior Vice President,
Chief Financial Officer and Secretary
July 7, 2010

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