Form 10-Q
period 2010-08-15
MORGANS FOODS INC
filed 2010-09-29
CIK 68145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended August 15, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from __________ to ____________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of September 24, 2010, the issuer had 2,934,995 common shares outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
MORGAN’S FOODS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Quarter Ended
	August 15, 2010	August 16, 2009
Revenues	$21,673,000	$23,202,000

Cost of sales:
Food, paper and beverage	6,728,000	7,356,000
Labor and benefits	6,348,000	6,405,000
Restaurant operating expenses	5,717,000	6,004,000
Depreciation and amortization	648,000	711,000
General and administrative expenses	1,419,000	1,437,000
Loss on restaurant assets	49,000	15,000

Operating income	764,000	1,274,000
Interest expense:
Prepayment and deferred financing costs	—	82,000
Bank debt and notes payable	534,000	591,000
Capital leases	24,000	25,000
Other income and expense, net	(17,000)	(43,000)

Income before income taxes	223,000	619,000
Provision for income taxes	60,000	299,000

Net income	$163,000	$320,000

Basic net income per common share:	$0.06	$0.11

Diluted net income per common share:	$0.05	$0.11

Basic weighted average number of shares outstanding	2,934,995	2,934,995
Diluted weighted average number of shares outstanding	3,018,782	2,990,361
See notes to these consolidated financial statements.

MORGAN’S FOODS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Twenty-four Weeks Ended
	August 15, 2010	August 16, 2009
Revenues	$43,843,000	$46,133,000

Cost of sales:
Food, paper and beverage	13,485,000	14,766,000
Labor and benefits	12,579,000	12,833,000
Restaurant operating expenses	11,351,000	11,880,000
Depreciation and amortization	1,295,000	1,428,000
General and administrative expenses	2,739,000	2,846,000
Loss on restaurant assets	99,000	21,000

Operating income	2,295,000	2,359,000
Interest expense:
Prepayment and deferred financing costs	98,000	82,000
Bank debt and notes payable	1,095,000	1,216,000
Capital leases	48,000	50,000
Other income and expense, net	72,000	(87,000)

Income before income taxes	982,000	1,098,000
Provision for income taxes	244,000	424,000

Net income	$738,000	$674,000

Basic net income per common share:	$0.25	$0.23

Diluted net income per common share:	$0.24	$0.23

Basic weighted average number of shares outstanding	2,934,995	2,934,995
Diluted weighted average number of shares outstanding	3,026,208	2,976,733
See notes to these consolidated financial statements

MORGAN’S FOODS, INC.
CONSOLIDATED BALANCE SHEET

	August 15, 2010	February 28, 2010
	(UNAUDITED)
ASSETS
Current assets:
Cash and equivalents	$4,584,000	$4,205,000
Receivables	427,000	470,000
Inventories	708,000	682,000
Prepaid expenses	420,000	742,000
Deferred tax asset	15,000	15,000
Assets held for sale	640,000	678,000

	6,794,000	6,792,000

Property and equipment:
Land	9,308,000	9,558,000
Buildings and improvements	20,657,000	20,960,000
Property under capital leases	1,314,000	1,314,000
Leasehold improvements	10,322,000	10,373,000
Equipment, furniture and fixtures	20,371,000	20,337,000
Construction in progress	112,000	626,000

	62,084,000	63,168,000
Less accumulated depreciation and amortization	31,374,000	31,941,000

	30,710,000	31,227,000

Other assets	508,000	546,000
Franchise agreements, net	1,069,000	1,133,000
Goodwill	9,227,000	9,227,000

	$48,308,000	$48,925,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Long-term debt, current	$3,211,000	$3,165,000
Current maturities of capital lease obligations	46,000	44,000
Accounts payable	3,788,000	3,683,000
Accrued liabilities	4,293,000	3,884,000

	11,338,000	10,776,000

Long-term debt	27,712,000	29,725,000
Long-term capital lease obligations	1,038,000	1,061,000
Other long-term liabilities	3,731,000	3,853,000
Deferred tax liabilities	2,128,000	1,887,000

SHAREHOLDERS’ EQUITY
Preferred shares, 1,000,000 shares authorized, no shares outstanding	—	—
Common stock, no par value
Authorized shares - 25,000,000
Issued shares - 2,969,405	30,000	30,000
Treasury shares - 34,410	(81,000)	(81,000)
Capital in excess of stated value	29,488,000	29,488,000
Accumulated deficit	(27,076,000)	(27,814,000)

Total shareholders’ equity	2,361,000	1,623,000

	$48,308,000	$48,925,000

See notes to these consolidated financial statements

MORGAN’S FOODS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

					Capital in		Total
	Common Shares		Treasury Shares		Excess of	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Stated Value	Deficit	Equity

Balance February 28, 2010	2,969,405	$30,000	(34,410)	$(81,000)	$29,488,000	$(27,814,000)	$1,623,000
Net income						738,000	738,000

Balance August 15, 2010	2,969,405	$30,000	(34,410)	$(81,000)	$29,488,000	$(27,076,000)	$2,361,000

See notes to these consolidated financial statements.

MORGAN’S FOODS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Twenty-four Weeks Ended
	August 15, 2010	August 16, 2009
Cash flows from operating activities:
Net income	$738,000	$674,000
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	1,295,000	1,428,000
Amortization of deferred financing costs	52,000	57,000
Amortization of supply agreement advances	(559,000)	(563,000)
Funding from supply agreements	764,000	—
Deferred income taxes	241,000	409,000
Stock compensation expense	—	56,000
Disposal of restaurant assets	99,000	21,000
Changes in assets and liabilities:
Receivables	10,000	395,000
Inventories	(26,000)	21,000
Prepaid expenses	322,000	302,000
Other assets	(14,000)	5,000
Accounts payable	105,000	196,000
Accrued liabilities	115,000	1,106,000

Net cash provided by operating activities	3,142,000	4,107,000

Cash flows from investing activities:
Proceeds from sale of restaurant	234,000	119,000
Capital expenditures	(1,009,000)	(802,000)
Purchase of license and other investments	—	(4,000)

Net cash used in investing activities	(775,000)	(687,000)

Cash flows from financing activities:
Principal payments on long-term debt	(1,516,000)	(1,478,000)
Principal payments on capital lease obligations	(21,000)	(18,000)
Bank debt repayment in advance	(451,000)	(306,000)

Net cash used in financing activities	(1,988,000)	(1,802,000)

Net change in cash and equivalents	379,000	1,618,000
Cash and equivalents, beginning balance	4,205,000	5,257,000

Cash and equivalents, ending balance	$4,584,000	$6,875,000

Supplemental Cash Flow Information:
Interest paid on debt and capitalized leases was $1,233,000 and $1,361,000 in fiscal 2011 and 2010, respectively.
Cash payments/(refunds) for income taxes were ($13,000) and $3,000 in the first 24 weeks of fiscal 2011 and 2010, respectively.
See notes to these consolidated financial statements.

MORGAN’S FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The interim consolidated financial statements of Morgan’s Foods, Inc. (the “Company”) have been prepared without audit. In the opinion of Company management, all adjustments have been included. Unless otherwise disclosed, all adjustments consist only of normal recurring adjustments necessary for a fair statement of results of operations for the interim periods. These unaudited financial statements have been prepared using the same accounting principles that were used in preparation of the Company’s annual report on Form 10-K for the year ended February 28, 2010. Certain prior period amounts have been reclassified to conform to current period presentations. The results of operations for the twenty-four weeks ended August 15, 2010 are not necessarily indicative of the results to be expected for the full year. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the fiscal year ended February 28, 2010.
The Company’s debt is reported at historical cost, based upon stated interest rates which represented market rates at the time of borrowing. Due to subsequent declines in credit quality throughout the restaurant industry resulting from weak and volatile operating performance and related declines in restaurant values, the market for fixed rate mortgage debt for restaurant financing is currently extremely limited. The Company’s debt is not publicly traded and there are few lenders or financing transactions for similar debt in the marketplace at this time. Consequently, management has not been able to identify a market for fixed rate restaurant mortgage debt with a similar risk profile, and has concluded that it is not practicable to estimate the fair value of the Company’s debt as of August 15, 2010.
NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS
Effective July 1, 2009, the FASB (Financial Accounting Standards Board) Accounting Standards Codification (ASC) (Topic 105, “Generally Accepted Accounting Principles”), became the single source for authoritative nongovernmental U.S. generally accepted accounting principles. During fiscal 2010, several Accounting Standards Updates (“ASU”) were issued.
ASU 2010-05 January, 2010 — Topic 718 “Compensation-Stock Compensation” This update is a clarification of the treatment of escrowed share arrangements and provides guidance on the presumption of compensation under such arrangements. The Company has determined that the changes to the accounting standards required by this update do not have a material effect on the Company’s financial position or results of operations.
ASU 2010-06 January, 2010 — Topic 820 “Fair Value Measurements and Disclosures” This update improves the disclosures regarding fair value measurements including information regarding the level of disaggregation of assets and liabilities and the valuation methods being employed. The provisions of this update are effective for the Company’s fiscal year ending February 27, 2011. Management is evaluating what effect, if any, the adoption of these provisions will have on the Company’s financial position or results of operations.
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

	Quarter ended August 15, 2010			Quarter ended August 16, 2009
	Net income	Shares	Per Share	Net income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS
Income available to common shareholders	$163,000	2,934,995	$0.06	$320,000	2,934,995	$0.11

Effect of Dilutive Securities
Weighted Average Stock Options	—	83,787		—	55,366

Diluted EPS
Income available to common shareholders	$163,000	3,018,782	$0.05	$320,000	2,990,361	$0.11

	Twenty-four weeks ended August 15, 2010			Twenty-four weeks ended August 16, 2009
	Net income	Shares	Per Share	Net income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS
Income available to common shareholders	$738,000	2,934,995	$0.25	$674,000	2,934,995	$0.23

Effect of Dilutive Securities
Weighted Average Stock Options	—	91,213		—	41,738

Diluted EPS
Income available to common shareholders	$738,000	3,026,208	$0.24	$674,000	2,976,733	$0.23

Options to purchase 149,000 common shares were outstanding during both the 2011 and 2010 fiscal years and were included in the computation only for the time during which their exercise price was greater than the average market price of the common shares. The options for 149,000 shares, exercisable at $1.50 per share expire on November 5, 2018.
NOTE 4 — DEBT
The Company’s debt arrangements require the maintenance of a consolidated fixed charge coverage ratio of 1.20 to 1 regarding all of the Company’s loans and the maintenance of individual restaurant fixed charge coverage ratios of between 1.20 and 1.50 to 1 on certain of the Company’s individual restaurant loans. A portion of the Company’s debt also contains a funded debt to EBITDAR (earnings before interest, taxes, depreciation, amortization and rent) requirement of 5.5. Fixed charge coverage ratios are calculated by dividing the cash flow before rent and debt service for the previous 12 months by the debt service and rent due in the coming 12 months. In the calculation of funded debt to EBITDAR, funded debt is the next twelve month operating lease obligation times eight plus the debt balance at the measurement date. The funded debt is then divided by the prior twelve month EBITDAR to obtain the calculated ratio. The consolidated and individual ratios are all computed quarterly. The Company entered into a loan modification agreement covering a portion of its debt which decreased the fixed charge coverage ratio to 1.10 and increased the funded debt to EBITDAR ratio to 6.0 from 5.5 through the first quarter of fiscal 2012 and is in compliance with that requirement. The Company has obtained waivers of its noncompliance covering the appropriate time frames for its other debt. In exchange for the waivers and loan modifications, the Company will pay fees of approximately $140,000 and, on loans covering two of it restaurant properties, will pay increased interest rates. As of the measurement date of August 15, 2010, the Company’s consolidated fixed charge coverage ratio was 1.12 to 1, funded debt to EBITDAR was 5.8 and management projects that the Company will be in compliance with its consolidated debt covenants, as modified, at the relevant future measurement dates. As of August 15, 2010, the Company was not in compliance with the individual fixed charge coverage ratio on 18 of its restaurant properties and has obtained waivers of these requirements covering a period of longer than one year. The debt obligations of the Company which contain fixed charge coverage ratio and funded debt to EBITDAR requirements are classified as long-term, except for the amounts due within one year. If the Company does not comply with the covenants of its various debt agreements in the future, and if future waivers or loan modifications are not obtained, the respective lenders will have certain remedies available to them which include calling the debt, increasing the interest rates and the acceleration of payments. Noncompliance with the requirements of the Company’s debt agreements, if not waived, could also trigger cross-default provisions contained in the respective agreements.
NOTE 5 — STOCK OPTIONS
On April 2, 1999, the Board of Directors of the Company approved a Stock Option Plan for Executives and Managers. Under the plan 145,500 shares were reserved for the grant of options. The Stock Option Plan for Executives and Managers provides for grants to eligible participants of nonqualified stock options only. The exercise price for any option awarded under the Plan is required to be not less than 100% of the fair market value of the shares on the date that the option is granted. Options are granted by the Stock Option Committee of the Company. Options for 145,150 shares were granted to executives and managers of the Company on April 2, 1999 at an exercise price of $4.125, all of which have either expired or been exercised. Options for 350 common shares were granted on November 6, 2008, all of which are currently outstanding. The options vested in six months and expire ten years after date of issue.
At the Company’s annual meeting on June 25, 1999 the shareholders approved the Key Employees Stock Option Plan. This plan allows the granting of options covering 291,000 shares of stock and has essentially the same provisions as the Stock Option Plan for Executives and Managers which was discussed above. Options for 129,850 shares were granted to executives and managers of the Company on January 7, 2000 at an exercise price of $3.00. Options for 11,500 shares were granted to executives on April 27, 2001 at an exercise price of $.85, all of which have either expired or been exercised. Options for 149,650 common shares were granted on November 6, 2008 at the closing price on that day of $1.50 per share of which 148,650 are currently outstanding. The options vested in six months and expire ten years after date of issue.
As of August 15, 2010, a total of 149,000 options were outstanding, fully vested and exercisable at a weighted average exercise price of $1.50 per share. No options are available for grant.
     The following table summarizes information about stock options outstanding at August 15, 2010:

Exercise	Outstanding		Number
Price	8-15-10	Average Life	Exercisable

$1.50	149,000	8.2	149,000

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
The franchise agreements with KFC and Taco Bell Corporation require the Company to upgrade and remodel its restaurants to comply with the franchisors’ current standards within agreed upon timeframes. The franchisor may terminate the franchise agreement for those restaurants for which the required image enhancement is not in progress. In the case of a restaurant containing two concepts, even though only one is required to be remodeled, additional costs will be incurred because the dual concept restaurant is generally larger and contains more equipment and signage than the single concept restaurant. If a property is of usable size and configuration, the Company can perform an image enhancement to bring the building to the current image of the franchisor. If the property is not large enough to fit a drive-thru or has some other deficiency, the Company would need to relocate the restaurant to another location within the trade area to meet the franchisor’s requirements. In order to meet the terms and conditions of the franchise agreements, the Company has the following image enhancement obligations as of August 15, 2010:

Number of Units	Period	Type	Total (1)	Required (2)	Additional (3)

1	Fiscal 2010	IE (4)	$340,000	300,000	$40,000
1	Fiscal 2010	Relo (4) (5)	750,000	750,000	$—
1	Fiscal 2011	Relo (5)	1,400,000	1,400,000	—
5	Fiscal 2011	IE	1,600,000	1,400,000	200,000
8	Fiscal 2012	IE	2,560,000	2,240,000	320,000
5	Fiscal 2013	IE	1,600,000	1,400,000	200,000
1	Fiscal 2015	Rebuild	1,000,000	1,000,000	—
4	Fiscal 2015	Relo (5)	5,600,000	5,600,000	—
1	Fiscal 2016	Relo (5)	1,400,000	1,400,000	—
4	Fiscal 2020	Relo (5)	5,600,000	5,600,000	—
1	Fiscal 2020	Rebuild	1,000,000	1,000,000	—

32	Total		$22,850,000	$22,090,000	$760,000

(1)	These amounts are based on estimates of current construction costs and actual costs may vary.

(2)	These amounts include only the items required to meet the franchisor’s current image requirements.

(3)	These amounts are for capital upgrades performed on or which may be performed on the image enhanced restaurants which were or may be deemed by the Company to be advantageous to the operation of the units and which may be done at the time of the image enhancement.

(4)	Not completed in fiscal 2010, as required.

(5)	Relocations of fee owned properties are shown net of expected recovery of capital from the sale of the former location. Relocation of leased properties assumes the capital cost of only equipment because it is not known until each lease is finalized whether the lease will be a capital or operating lease.

As referenced above, the Company did not meet its obligations with respect to four restaurants due in fiscal 2010 but the image enhancement of one of the restaurants was completed in April, 2010 and another in July, 2010. Additionally, subsequent to the end of the fiscal second quarter, the Company completed the image enhancement of a restaurant which is included in the accompanying schedule as a fiscal 2012 obligation. The Company recently received letters from the franchisor regarding two of these restaurants warning of the necessity to perform the image enhancements. The Company relies mainly on cash flow and borrowings to complete its image enhancements and experienced a decline in cash flow during the later part of fiscal 2009 and early fiscal 2010 which caused the Company to temporarily suspend its image enhancement activities resulting in the failure to complete the referenced projects. Negotiations are continuing between the Company and the franchisor to obtain revisions to its image enhancement schedule. In addition, as of August 15, 2010 management believes that the Company will not meet the stated deadlines for seven of the image enhancement projects and is in discussions with its franchisors to obtain revised schedules. Any revisions to the image enhancement schedule arrived at through these negotiations may, and likely will, involve material differences when compared to the schedule presented above. The Company can provide no assurance that the Company’s negotiations to modify the required image enhancement schedule will be successful or, if successful, that the modified schedule will not require materially increased capital expenditures in any fiscal year over the next ten years. In addition, no assurance can be given that if the negotiations are not successful that the franchisor will not terminate the franchise agreement on the two restaurants not completed in 2010. The termination of those franchise agreements would likely have a material adverse effect on the Company’s financial condition and results of operations.
Capital expenditures to meet the image requirements of the franchisors and additional capital expenditures on those same restaurants being image enhanced are a large portion of the Company’s annual capital expenditures. However, the Company also has made and may make capital expenditures on restaurant properties not included on the foregoing schedule for upgrades or replacement of capital items appropriate for the continued successful operation of its restaurants. The Company may not be able to finance capital expenditures in the volume and time horizon required by the image enhancement deadlines solely from existing cash balances and existing cash flow and the Company expects that it will have to utilize financing for a portion of the capital expenditures. The Company may use both debt and sale/leaseback financing but has no commitments for either.
There can be no assurance that the Company will be able to accomplish the image enhancements and relocations required in the franchise agreements on terms acceptable to the Company. If the Company is unable to meet the requirements of a franchise agreement, the franchisor may choose to extend the time allowed for compliance or may terminate the franchise agreement.
NOTE 7 — ASSETS HELD FOR SALE
The Company owns the land and building of two closed KFC restaurants and the land and building adjacent to another of its restaurants, all of which are listed for sale and are shown on the Company’s consolidated balance sheet as Assets Held for Sale as of August 15, 2010.
NOTE 8 — SUBSEQUENT EVENTS
Subsequent to August 15, 2010 (i) the Company removed the Taco Bell brand from one of its KFC/Taco Bell restaurants in Pennsylvania as management determined that the Taco Bell revenues at the location were too low to profitably maintain the brand and (ii) the Company completed the image enhancement of one of its KFC restaurants in West Virginia.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Description of Business. Morgan’s Foods, Inc. (the “Company”), which was formed in 1925, operates through wholly-owned subsidiaries KFC restaurants under franchises from KFC Corporation, Taco Bell restaurants under franchises from Taco Bell Corporation, Pizza Hut Express restaurants under licenses from Pizza Hut Corporation and an A&W restaurant under a license from A&W Restaurants, Inc. As of September 24, 2010, the Company operates 70 KFC restaurants, 6 Taco Bell restaurants, 10 KFC/Taco Bell “2n1’s” under franchises from KFC Corporation and franchises or licenses from Taco Bell Corporation, 3 Taco Bell/Pizza Hut Express “2n1’s” under franchises from Taco Bell Corporation and licenses from Pizza Hut Corporation, 1 KFC/Pizza Hut Express “2n1” under a franchise from KFC Corporation and a license from Pizza Hut Corporation and 1 KFC/A&W “2n1” operated under a franchise from KFC Corporation and a license from A&W Restaurants, Inc. The Company’s fiscal year is a 52 — 53 week year ending on the Sunday nearest the last day of February.

Summary of Expenses and Operating Income as a Percentage of Revenues

	Quarter Ended		Twenty-four Weeks Ended
	August 15, 2010	August 16, 2009	August 15, 2010	August 16, 2009

Cost of sales:
Food, paper and beverage	31.0%	31.7%	30.8%	32.0%
Labor and benefits	29.3%	27.6%	28.7%	27.8%
Restaurant operating expenses	26.4%	25.9%	25.9%	25.8%
Depreciation and amortization	3.0%	3.1%	3.0%	3.1%
General and administrative expenses	6.5%	6.2%	6.2%	6.2%
Operating income	3.5%	5.5%	5.2%	5.1%
Revenues. The revenue decrease of $1,529,000 in the quarter ended August 15, 2010 as compared to the prior year quarter was primarily the result of a 5.6%, or $1,292,000, decrease in comparable restaurant revenues, the permanent closing of one restaurant and the temporary closing during the current year quarter of two restaurants for image enhancement. The decline in comparable restaurant revenues was exacerbated by having no KFC national advertising for five and one half weeks during the current year quarter due to issues in the national advertising committee. The revenue decrease of $2,290,000 for the twenty-four weeks ended August 15, 2010 compared to the twenty-four weeks ended August 16, 2009 was primarily the result of a 4.1% or $1,873,000 decrease in comparable restaurant revenues, the permanent closing of two restaurants and the temporary closing during the current year of three restaurants for image enhancement. The decline in comparable restaurant revenues resulted primarily from higher sales in the prior year first quarter during the introduction of grilled chicken (KGC) and the advertising blackout discussed above.
Cost of Sales — Food, Paper and Beverage. Food, paper and beverage costs decreased as a percentage of revenue to 31.0% for the quarter ended August 15, 2010 compared to 31.7% for the quarter ended August 16, 2009. The decrease in the current year quarter was primarily the result of continued lower commodity costs and the lack of the free grilled chicken promotions of the prior year quarter. Food, paper and beverage costs for the twenty-four weeks ended August 15, 2010 decreased to 30.8% compared to 32.0% in the comparable prior year period primarily due to the reasons discussed above.
Cost of Sales — Labor and Benefits. Labor and benefits increased as a percentage of revenue for the quarter ended August 15, 2010 to 29.3% compared to 27.6% for the comparable year earlier quarter. The increase was primarily due to decreased efficiencies caused by lower sales volumes. Labor and benefits increased to 28.7% of revenues for the twenty-four weeks ended August 15, 2010 compared to 27.8% in the comparable prior year period primarily for the reasons discussed above.
Restaurant Operating Expenses. Restaurant operating expenses increased slightly to 26.4% of revenue in the second quarter of fiscal 2011 compared to 25.9% in the second quarter of fiscal 2010 primarily due to higher utility and repair costs in the current year period. For the twenty-four weeks ended August 15, 2010, restaurant operating expenses were relatively unchanged as a percentage of revenue at 25.9% from 25.8% in the comparable prior year period.
Depreciation and Amortization. Depreciation and amortization decreased to $648,000 for the quarter and $1,295,000 for the twenty-four weeks ended August 15, 2010 compared to $711,000 for the quarter and $1,428,000 for the twenty-four weeks ended August 16, 2009 primarily due to the greater volume of assets becoming fully depreciated than new assets being acquired.
General and Administrative Expenses. General and administrative expenses decreased to $1,419,000 in the second quarter of fiscal 2011 compared to $1,437,000 in the prior year quarter primarily due to lower bonuses for operations management personnel. General and administrative expenses for the twenty-four weeks ended August 15, 2010 decreased to $2,739,000 from $2,846,000 for the prior year period primarily due to the bonuses mentioned above, reduced fees related to professional services and stock option compensation expense in the prior year.
Loss on Restaurant Assets. The Company experienced a loss on restaurant assets of $49,000 for the second quarter of fiscal 2011 compared to a loss of $15,000 for the second quarter of fiscal 2010. The current year amounts include $38,000 of reductions in the carrying value of assets held for sale and write offs caused by image enhancements. Prior year amounts include reductions in the reserve for closed restaurant locations and the sale of one restaurant. The loss on restaurant assets for the first twenty-four weeks of fiscal 2011 was $99,000 compared to a loss of $21,000 for the first twenty-four weeks of fiscal 2010. Current year amounts consist mainly of reductions in the carrying value of assets held for sale, the permanent closing of one restaurant, the sale of one restaurant location and write offs caused by image enhancements. Prior year amounts reflect reductions in the reserve for closed restaurants offset by a loss on the sale of one restaurant location and the permanent closing of another.
Operating Income. Operating income in the second quarter of fiscal 2011 decreased to $764,000, or 3.5% of revenues, compared to $1,274,000, or 5.5% of revenues, for the second quarter of fiscal 2010 primarily due to the decreased efficiencies caused by lower sales volumes as discussed above. Operating income for the twenty-four weeks ended August 15, 2010 decreased to $2,295,000, or 5.2% of revenues, from $2,359,000, or 5.1% of revenues, for the twenty-four weeks ended August 16, 2009 as a result of operating income being 6.9% of revenues in the first quarter of fiscal 2011 offset by the lower operating income percentage of the second quarter.
Interest Expense. The first quarter of fiscal 2011 contained $98,000 of prepayment fees and write off of deferred financing costs related to the early payment of the debt on a closed restaurant location which was sold, while the prior year second quarter contained $82,000 of similar expense related to the sale of another closed restaurant facility. Interest expense on bank debt and notes payable including capitalized leases decreased to $558,000 in the second quarter of fiscal 2011 from $616,000 in the second quarter of fiscal 2010 due to lower debt balances in the current year. Interest expense on bank debt and notes payable including capitalized leases for the twenty-four weeks ended August 15, 2010 was $1,143,000 compared to $1,266,000 for the comparable prior year period primarily for the reasons discussed above.
Other Income and Expense. Other income and expense was $17,000 of income for the second quarter and expense of $72,000 for the first twenty-four weeks of fiscal 2011 compared to income of $43,000 for the second quarter and income of $87,000 for the first twenty-four weeks of fiscal 2010. Other expenses in the current year included $111,000 in charitable contributions to the Susan G. Komen Foundation generated by KFC’s Buckets for the Cure promotion during the first quarter of fiscal 2011.
Provision for Income Taxes. The provision for income taxes for the quarter ended August 15, 2010 was $60,000 on pre-tax income of $223,000 compared to $299,000 on pre-tax income of $619,000 for the comparable prior year period. The provision for income taxes is recorded at the Company’s projected annual effective tax rate and consists of a current tax benefit of $2,000 and a deferred tax provision of $62,000 compared to a current tax provision of $7,000 and a deferred tax provision of $292,000 for the comparable prior year period.
The provision for income taxes for the twenty-four weeks ended August 15, 2010 was $244,000 on pre-tax income of $982,000 compared to $424,000 on pre-tax income of $1,098,000 for the comparable prior year period. The components of the tax provision for the twenty-four weeks ended August 15, 2010 were a current tax expense of $3,000 and deferred tax provision of $241,000 compared to a current income tax provision of $16,000 and a deferred tax provision of $408,000 for the comparable prior year period.
The effective tax rate for the current year quarter is lower than the comparable prior year period by 15 percentage points due to a decrease in the deferred tax asset valuation allowance. The decrease is based on the Company’s estimate regarding the realization of its net deferred tax assets remaining unchanged since its last fiscal year end. The projections indicate that a lower valuation allowance is required to properly state net deferred tax assets. Since the decrease is due to the projected realization of ordinary income, it has been included in the computation of the effective tax rate. The changes in deferred taxes and valuation allowances are non-cash items and do not affect the Company’s cash flow or cash balances.
Liquidity and Capital Resources. Cash provided by operating activities was $3,142,000 for the twenty-four weeks ended August 15, 2010 compared to $4,107,000 for the twenty-four weeks ended August 16, 2009. The decrease in operating cash flow was primarily the result of $168,000 less in cash provided by the change in deferred taxes, $385,000 less in cash provided by the reduction of accounts receivable, $91,000 less of cash provided by the increase in accounts payable and $227,000 less cash provided by funding from supply agreements in the current year period compared the prior year period. The Company paid scheduled long-term bank and capitalized lease debt of $1,537,000 and $451,000 of debt before its scheduled maturity in the first twenty-four weeks of fiscal 2011 compared to payments of $1,496,000 and $306,000 for the same period in fiscal 2010. Capital expenditures for the first twenty-four weeks of fiscal 2011 were $1,009,000 less $234,000 of proceeds from the sale of assets, compared to $802,000 and $119,000, respectively, for the same period in fiscal 2010. As of August 15, 2010 management believes that it will not meet the stated deadlines for seven of its image enhancement projects and is in discussions with its franchisors to obtain revised schedules. Capital expenditure activity is discussed in more detail in Note 6 to the consolidated financial statements.
The Company’s debt arrangements require the maintenance of a consolidated fixed charge coverage ratio of 1.20 to 1 regarding all of the Company’s loans and the maintenance of individual restaurant fixed charge coverage ratios of between 1.20 and 1.50 to 1 on certain of the Company’s individual restaurant loans. A portion of the Company’s debt also contains a funded debt to EBITDAR (earnings before interest, taxes, depreciation, amortization and rent) requirement of 5.5. Fixed charge coverage ratios are calculated by dividing the cash flow before rent and debt service for the previous 12 months by the debt service and rent due in the coming 12 months. In the calculation of funded debt to EBITDAR, funded debt is the next twelve month operating lease obligation times eight plus the debt balance at the measurement date. The funded debt is then divided by the prior twelve month EBITDAR to obtain the calculated ratio. The consolidated and individual ratios are all computed quarterly. The Company entered into a loan modification agreement covering a portion of its debt which decreased the fixed charge coverage ratio to 1.10 and increased the funded debt to EBITDAR ratio to 6.0 from 5.5 through the first quarter of fiscal 2012 and is in compliance with that requirement. The Company has obtained waivers of its noncompliance covering the appropriate time frames for its other debt. In exchange for the waivers and loan modifications, the Company will pay fees of approximately $140,000 and, on loans covering two of it restaurant properties, will pay increased interest rates. As of the measurement date of August 15, 2010, the Company’s consolidated fixed charge coverage ratio was 1.12 to 1, funded debt to EBITDAR was 5.8 and management projects that the Company will be in compliance with its consolidated debt covenants, as modified, at the relevant future measurement dates. As of

August 15, 2010, the Company was not in compliance with the individual fixed charge coverage ratio on 18 of its restaurant properties and has obtained waivers of these requirements covering a period of longer than one year. The debt obligations of the Company which contain fixed charge coverage ratio and funded debt to EBITDAR requirements are classified as long-term, except for the amounts due within one year. If the Company does not comply with the covenants of its various debt agreements in the future, and if future waivers or loan modifications are not obtained, the respective lenders will have certain remedies available to them which include calling the debt, increasing the interest rates and the acceleration of payments. Noncompliance with the requirements of the Company’s debt agreements, if not waived, could also trigger cross-default provisions contained in the respective agreements.
Recent Accounting Pronouncements. Effective July 1, 2009, the FASB (Financial Accounting Standards Board) Accounting Standards Codification (ASC) (Topic 105, “Generally Accepted Accounting Principles”), became the single source for authoritative nongovernmental U.S. generally accepted accounting principles. During fiscal 2010, several Accounting Standards Updates (“ASU”) were issued.
ASU 2010-05 January, 2010 — Topic 718 “Compensation-Stock Compensation” This update is a clarification of the treatment of escrowed share arrangements and provides guidance on the presumption of compensation under such arrangements. The Company has determined that the changes to the accounting standards required by this update do not have a material effect on the Company’s financial position or results of operations.
ASU 2010-06 January, 2010 — Topic 820 “Fair Value Measurements and Disclosures” This update improves the disclosures regarding fair value measurements including information regarding the level of disaggregation of assets and liabilities and the valuation methods being employed. The provisions of this update are effective for the Company’s fiscal year ending February 27, 2011. Management is evaluating what effect, if any, the adoption of these provisions will have on the Company’s financial position or results of operations.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Certain of the Company’s debt comprising approximately $12.9 million of principal balance has a variable rate which is adjusted monthly. A one percent increase in variable rate base (90 day LIBOR) of the loans at the beginning of the year would cost the Company approximately $129,000 in additional annual interest costs. The Company may choose to offset all, or a portion of the risk through the use of interest rate swaps or caps. The Company’s remaining borrowings are at fixed interest rates, and accordingly the Company does not have market risk exposure for fluctuations in interest rates relative to those loans. The Company does not enter into derivative financial investments for trading or speculation purposes. Also, the Company is subject to volatility in food costs as a result of market risk and we manage that risk through the use of a franchisee purchasing cooperative which uses longer term purchasing contracts. Our ability to recover increased costs through higher pricing is, at times, limited by the competitive environment in which we operate. The Company believes that its market risk exposure is not material to the Company’s financial position, liquidity or results of operations.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures

The Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”) carried out an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Company’s PEO and PFO concluded that our disclosure controls and procedures were effective as of August 15, 2010.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended August 15, 2010 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

MORGAN’S FOODS, INC.
/s/ Kenneth L. Hignett
Senior Vice President,
Chief Financial Officer and Secretary September 29, 2010

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