Form 10-Q
period 2010-11-07
MORGANS FOODS INC
filed 2010-12-22
CIK 68145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended November 7, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of December 17, 2010, the issuer had 2,934,995 common shares outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
MORGAN’S FOODS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Quarter Ended
	November 7, 2010	November 8, 2009

Revenues	$21,257,000	$20,645,000

Cost of sales:
Food, paper and beverage	6,718,000	6,375,000
Labor and benefits	6,300,000	5,867,000
Restaurant operating expenses	5,607,000	5,374,000
Depreciation and amortization	571,000	685,000
General and administrative expenses	1,402,000	1,241,000
Loss on restaurant assets	39,000	(9,000)

Operating income	620,000	1,112,000
Interest expense:
Prepayment and deferred financing costs	—	(98,000)
Bank debt and notes payable	516,000	584,000
Capital leases	24,000	25,000
Other income and expense, net	(63,000)	(42,000)

Income before income taxes	143,000	643,000
Provision for income taxes	197,000	217,000

Net income (loss)	$(54,000)	$426,000

Basic net income (loss) per common share:	$(0.02)	$0.15

Diluted net income (loss) per common share:	$(0.02)	$0.14

Basic weighted average number of shares outstanding	2,934,995	2,934,995
Diluted weighted average number of shares outstanding	2,934,995	2,995,541
See notes to these consolidated financial statements.

MORGAN’S FOODS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Thirty-six Weeks Ended
	November 7, 2010	November 8, 2009

Revenues	$65,100,000	$66,778,000

Cost of sales:
Food, paper and beverage	20,203,000	21,141,000
Labor and benefits	18,879,000	18,700,000
Restaurant operating expenses	16,958,000	17,254,000
Depreciation and amortization	1,866,000	2,113,000
General and administrative expenses	4,141,000	4,087,000
Loss on restaurant assets	138,000	12,000

Operating income	2,915,000	3,471,000
Interest expense:
Prepayment and deferred financing costs	98,000	(16,000)
Bank debt and notes payable	1,611,000	1,800,000
Capital leases	72,000	75,000
Other income and expense, net	9,000	(129,000)

Income before income taxes	1,125,000	1,741,000
Provision for income taxes	441,000	641,000

Net income	$684,000	$1,100,000

Basic net income per common share:	$0.23	$0.37

Diluted net income per common share:	$0.23	$0.37

Basic weighted average number of shares outstanding	2,934,995	2,934,995
Diluted weighted average number of shares outstanding	2,995,804	2,983,002
See notes to these consolidated financial statements

MORGAN’S FOODS, INC.
CONSOLIDATED BALANCE SHEET

	November 7, 2010	February 28, 2010
	(UNAUDITED)
ASSETS
Current assets:
Cash and equivalents	$3,793,000	$4,205,000
Receivables	439,000	470,000
Inventories	765,000	682,000
Prepaid expenses	802,000	742,000
Deferred tax asset	15,000	15,000
Assets held for sale	640,000	678,000

	6,454,000	6,792,000

Property and equipment:
Land	9,308,000	9,558,000
Buildings and improvements	21,041,000	20,960,000
Property under capital leases	1,314,000	1,314,000
Leasehold improvements	10,320,000	10,373,000
Equipment, furniture and fixtures	20,375,000	20,337,000
Construction in progress	30,000	626,000

	62,388,000	63,168,000
Less accumulated depreciation and amortization	31,665,000	31,941,000

	30,723,000	31,227,000
Other assets	483,000	546,000
Franchise agreements, net	1,040,000	1,133,000
Goodwill	9,227,000	9,227,000

	$47,927,000	$48,925,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Long-term debt, current	$3,260,000	$3,165,000
Current maturities of capital lease obligations	47,000	44,000
Accounts payable	4,149,000	3,683,000
Accrued liabilities	4,304,000	3,884,000

	11,760,000	10,776,000

Long-term debt	26,879,000	29,725,000
Long-term capital lease obligations	1,027,000	1,061,000
Other long-term liabilities	3,628,000	3,853,000
Deferred tax liabilities	2,326,000	1,887,000

SHAREHOLDERS’ EQUITY
Preferred shares, 1,000,000 shares authorized, no shares outstanding	—	—
Common stock, no par value
Authorized shares - 25,000,000
Issued shares - 2,969,405	30,000	30,000
Treasury shares - 34,410	(81,000)	(81,000)
Capital in excess of stated value	29,488,000	29,488,000
Accumulated deficit	(27,130,000)	(27,814,000)

Total shareholders’ equity	2,307,000	1,623,000

	$47,927,000	$48,925,000

See notes to these consolidated financial statements

MORGAN’S FOODS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

					Capital in		Total
	Common Shares		Treasury Shares		Excess of	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Stated Value	Deficit	Equity

Balance February 28, 2010	2,969,405	$30,000	(34,410)	$(81,000)	$29,488,000	$(27,814,000)	$1,623,000
Net income						684,000	684,000

Balance November 7, 2010	2,969,405	$30,000	(34,410)	$(81,000)	$29,488,000	$(27,130,000)	$2,307,000

See notes to these consolidated financial statements.

MORGAN’S FOODS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Thirty-six Weeks Ended
	November 7, 2010	November 8, 2009

Cash flows from operating activities:
Net income	$684,000	$1,100,000
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	1,866,000	2,113,000
Amortization of deferred financing costs	77,000	83,000
Amortization of supply agreement advances	(840,000)	(846,000)
Funding from supply agreements	803,000	42,000
Deferred income taxes	439,000	630,000
Stock compensation expense	—	56,000
Disposal of restaurant assets	138,000	12,000
Changes in assets and liabilities:
Receivables	(16,000)	389,000
Inventories	(83,000)	54,000
Prepaid expenses	(60,000)	(33,000)
Other assets	(14,000)	11,000
Accounts payable	466,000	(480,000)
Accrued liabilities	279,000	712,000

Net cash provided by operating activities	3,739,000	3,843,000

Cash flows from investing activities:
Proceeds from sale of restaurant	234,000	119,000
Capital expenditures	(1,603,000)	(1,072,000)
Purchase of license and other investments	—	(4,000)

Net cash used in investing activities	(1,369,000)	(957,000)

Cash flows from financing activities:
Principal payments on long-term debt	(2,300,000)	(2,228,000)
Principal payments on capital lease obligations	(31,000)	(28,000)
Bank debt repayment in advance	(451,000)	(306,000)

Net cash used in financing activities	(2,782,000)	(2,562,000)

Net change in cash and equivalents	(412,000)	324,000
Cash and equivalents, beginning balance	4,205,000	5,257,000

Cash and equivalents, ending balance	$3,793,000	$5,581,000

Supplemental Cash Flow Information:
Interest paid on debt and capitalized leases was $1,823,000 and $2,027,000 in fiscal 2011 and 2010, respectively.
Cash payments/(refunds) for income taxes were ($29,728) and $4,000 in fiscal 2011 and 2010, respectively.
See notes to these consolidated financial statements.

MORGAN’S FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The interim consolidated financial statements of Morgan’s Foods, Inc. (the “Company”) have been prepared without audit. In the opinion of Company management, all adjustments have been included. Unless otherwise disclosed, all adjustments consist only of normal recurring adjustments necessary for a fair statement of results of operations for the interim periods. These unaudited financial statements have been prepared using the same accounting principles that were used in preparation of the Company’s annual report on Form 10-K for the year ended February 28, 2010. Certain prior period amounts have been reclassified to conform to current period presentations. The results of operations for the thirty-six weeks ended November 7, 2010 are not necessarily indicative of the results to be expected for the full year. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the fiscal year ended February 28, 2010.
The Company’s debt is reported at historical cost, based upon stated interest rates which represented market rates at the time of borrowing. Due to subsequent declines in credit quality throughout the restaurant industry resulting from weak and volatile operating performance and related declines in restaurant values, the market for fixed rate mortgage debt for restaurant financing is currently extremely limited. The Company’s debt is not publicly traded and there are few lenders or financing transactions for similar debt in the marketplace at this time. Consequently, management has not been able to identify a market for fixed rate restaurant mortgage debt with a similar risk profile, and has concluded that it is not practicable to estimate the fair value of the Company’s debt as of November 7, 2010.
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

	Quarter ended November 7, 2010			Quarter ended November 8, 2009
	Net income	Shares	Per Share	Net income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS
Income (loss) available to common shareholders	$(54,000)	2,934,995	$(0.02)	$426,000	2,934,995	$0.15

Effect of Dilutive Securities
Weighted Average Stock Options	—	—		—	60,546

Diluted EPS
Income (loss) available to common shareholders	$(54,000)	2,934,995	$(0.02)	$426,000	2,995,541	$0.14

	Thrity-six weeks ended November 7, 2010			Thirty-six weeks ended November 8, 2009
	Net income	Shares	Per Share	Net income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	-
Basic EPS
Income available to common shareholders	$684,000	2,934,995	$0.23	$1,100,000	2,934,995	$0.37

Effect of Dilutive Securities
Weighted Average Stock Options	—	60,809		—	48,007

Diluted EPS
Income available to common shareholders	$684,000	2,995,804	$0.23	$1,100,000	2,983,002	$0.37

Options to purchase 149,000 common shares were outstanding during both the 2011 and 2010 fiscal years and were included in the computation only for the time during which their exercise price was greater than the average market price of the common shares and the Company was in a net income position. The options for 149,000 shares, exercisable at $1.50 per share expire on November 5, 2018.
NOTE 4 – DEBT
The Company’s debt arrangements require the maintenance of a consolidated fixed charge coverage ratio of 1.20 to 1 regarding all of the Company’s loans and the maintenance of individual restaurant fixed charge coverage ratios of between 1.20 and 1.50 to 1 on certain of the Company’s individual restaurant loans. A portion of the Company’s debt also contains a funded debt to EBITDAR (earnings before interest, taxes, depreciation, amortization and rent) requirement of 5.5. Fixed charge coverage ratios are calculated by dividing the cash flow before rent and debt service for the previous 12 months by the debt service and rent due in the coming 12 months. In the calculation of funded debt to EBITDAR, funded debt is the next twelve month operating lease obligation times eight plus the debt balance at the measurement date. The funded debt is then divided by the prior twelve month EBITDAR to obtain the calculated ratio. The consolidated and individual ratios are all computed quarterly. The Company has previously entered into a loan modification agreement covering a portion of its debt which decreased the fixed charge coverage ratio to 1.10 and increased the funded debt to EBITDAR ratio to 6.0 from 5.5 through the first quarter of fiscal 2012 and is in compliance with that requirement. The Company has obtained waivers of its noncompliance covering the appropriate time frames for its other debt. In exchange for the waivers the Company will pay certain fees. As of the measurement date of November 7, 2010, the Company’s consolidated fixed charge coverage ratio was 1.11 to 1, funded debt to EBITDAR was 5.9 and management projects that the Company will be in compliance with its consolidated debt covenants, as modified or waived, at the relevant future measurement dates. As of November 7, 2010, the Company was not in compliance with the individual fixed charge coverage ratio on 19 of its restaurant properties and has obtained waivers of these requirements covering a period of longer than one year. The debt obligations of the Company which contain fixed charge coverage ratio and funded debt to EBITDAR requirements are classified as long-term, except for the amounts due within one year. If the Company does not comply with the covenants of its various debt agreements in the future, and if future waivers or loan modifications are not obtained, the respective lenders will have certain remedies available to them which include calling the debt, increasing the interest rates and the acceleration of payments. Noncompliance with the requirements of the Company’s debt agreements, if not waived, could also trigger cross-default provisions contained in the respective agreements.
NOTE 5 – STOCK OPTIONS
On April 2, 1999, the Board of Directors of the Company approved a Stock Option Plan for Executives and Managers. Under the plan 145,500 shares were reserved for the grant of options. The Stock Option Plan for Executives and Managers provides for grants to eligible participants of nonqualified stock options only. The exercise price for any option awarded under the Plan is required to be not less than 100% of the fair market value of the shares on the date that the option is granted. Options are granted by the Stock Option Committee of the Company. Options for 145,150 shares were granted to executives and managers of the Company on April 2, 1999 at an exercise price of $4.125, all of which have either expired or been exercised. Options for 350 common shares were granted on November 6, 2008 at the closing price on that day of $1.50 per share all of which are currently outstanding. The options vested in six months and expire ten years after date of issue.
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
As of November 7, 2010, a total of 149,000 options were outstanding, fully vested and exercisable at a weighted average exercise price of $1.50 per share. No options are available for grant.

     The following table summarizes information about stock options outstanding at November 7, 2010:

Exercise	Outstanding		Number
Prices	11-7-10	Average Life	Exercisable

1.50	149,000	8.0	149,000

NOTE 6 – CAPITAL EXPENDITURES
The Company is required by its franchise agreements to periodically bring its restaurants up to the required image of the franchisor. In order to meet the terms and conditions of the franchise agreements, the Company has the following image enhancement obligations as of November 7, 2010:

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
The Company has been negotiating with one of its franchisors (“KFC Corporation” or “KFC”) to arrive at a revised schedule for the completion of its asset upgrade obligations or image enhancement obligations. The Company is required by its franchise agreements to periodically bring its restaurants up to the required image of the franchisor. This typically involves a new dining room decor and seating package and exterior changes and related items but can, in some cases, require the relocation of the restaurant. Also, significant numbers of restaurants may have image enhancement deadlines that coincide, in which case, the Company will adjust the actual timing of the image enhancements in order to facilitate an orderly construction schedule. During the image enhancement process, each restaurant is normally closed for up to two weeks, which has a negative impact on the Company’s revenues and operating efficiencies. The franchise agreements with KFC and Taco Bell Corporation require the Company to upgrade and remodel its restaurants to comply with the franchisors’ current standards within agreed upon timeframes.

The Company did not meet its obligations with respect to four restaurants due in fiscal 2010 but the image enhancement of one of the restaurants was completed in April 2010 and another in July 2010. Also during fiscal third quarter, the Company completed the image enhancement of a restaurant which was scheduled as a fiscal 2012 obligation. In addition, management believes that the Company will not meet the stated deadlines for seven additional image enhancement projects for fiscal 2011 and beyond and is in discussions with KFC to obtain revised schedules. The Company relies mainly on cash flow and borrowings to complete its image enhancements and experienced a decline in cash flow during the later part of fiscal 2009 and early fiscal 2010 which caused the Company to temporarily suspend its image enhancement activities resulting in the failure to complete the referenced projects.
In connection with the Company’s image enhancement obligations, on or about October 12, 2010, the Company received notices of default from KFC regarding ten of the Company’s restaurants. These notices of default state that unless the Company corrected the defaults by November 7, 2010 that KFC would exercise its right to terminate the franchise agreements. Before and after the receipt of the notice of default the Company has continued to negotiate with KFC regarding the Company’s image enhancement obligations in order to reach a revised schedule of image enhancements that would be mutually beneficial to both the Company and KFC. However, in furtherance of its negotiations with KFC regarding the Company’s required image enhancement obligations, on November 10, 2010 the Company and KFC entered into a Pre-Negotiation Agreement outlining the conditions of reaching a final agreement related to the Company’s required image enhancement obligations.
Under the Pre-Negotiation Agreement KFC has agreed to forbear from terminating its franchise agreements with the Company until January 31, 2011 as long as the Company is in compliance with certain forbearance conditions, which include, among others, that (i) the Company is paid up on amounts owing under the franchise agreements, (ii) the Company is not in default of its obligations under the franchise agreements (other than the image enhancement obligations), and (iii) the Company submits to KFC a written proposal within 30 days detailing how the Company will obtain the necessary funds to enable it to comply with the Company’s image enhancement obligations. [The Company has timely provided KFC a written proposal and is awaiting further discussions with KFC.] The Pre-Negotiation Agreement provides additional time for the Company to demonstrate to KFC the Company’s financial ability to complete image enhancements and to reach a definitive agreement between the Company and KFC on a revised image enhancement schedule. As described above, as a result of the Pre-Negotiation Agreement KFC will not exercise its termination rights until January 31, 2011.
While the Pre-Negotiation Agreement outlines generally the mutually acceptable terms of a final agreement related to the Company’s image enhancement obligations, there can be no assurance that the Company (i) will be able to reach an agreement with KFC regarding image enhancements that would extend the time periods for completion of the required image enhancements, or (ii) will complete the restructuring or that the restructuring will create the ability for the Company to complete a satisfactory number of image enhancements. If KFC exercises its termination rights, it is unclear, what, if any, action the Company’s landlords and creditors may take under cross default provisions of the Company’s agreements that would impede the Company’s ability to satisfy its obligations. The termination of those franchise agreements would have a material adverse effect on the Company’s financial condition and results of operations. If an agreement can be reached, the Company expects to restructure the financing of some of its restaurants, including the conversion of a number of locations to sale/leasebacks, and to refinance certain debt in order to enhance the Company’s financial ability to continue its asset upgrade progress.
In connection with the image enhancement program and negotiations, the Company has retained Brookwood Associates, LLC as its financial advisor to evaluate alternatives for providing the capital necessary for its capital improvements. The Company has paid a retainer to Brookwood which can be applied to success fees generated by strategic objectives attained by them on behalf of the Company. Brookwood’s engagement began on November 23, 2010.
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
There can be no assurance that the Company will be able to accomplish the image enhancements and relocations required in the franchise agreements on terms acceptable to the Company. If the Company is unable to meet the requirements of a franchise agreement, the franchisor may choose to extend the time allowed for compliance or may terminate the franchise agreement for the affected location.

NOTE 7 – ASSETS HELD FOR SALE
The Company owns the land and building of two closed KFC restaurants and the land and building adjacent to another of its restaurants, all of which are listed for sale and are shown on the Company’s consolidated balance sheet as Assets Held for Sale as of November 7, 2010.
NOTE 8 – SUBSEQUENT EVENTS
Subsequent to November 7, 2010 (i) the Company removed the Taco Bell brand from one of its KFC/Taco Bell restaurants in Pennsylvania as management determined that the Taco Bell revenues at the location were too low to profitably maintain the brand, (ii) the Company closed an unprofitable Taco Bell restaurant in Pennsylvania by the early termination of its lease and (iii) the Company closed an unprofitable KFC restaurant in St. Louis and sold the real estate formerly occupied by the restaurant.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Description of Business. Morgan’s Foods, Inc. (the “Company”), which was formed in 1925, operates through wholly-owned subsidiaries KFC restaurants under franchises from KFC Corporation, Taco Bell restaurants under franchises from Taco Bell Corporation, Pizza Hut Express restaurants under licenses from Pizza Hut Corporation and an A&W restaurant under a license from A&W Restaurants, Inc. As of December 17, 2010, the Company operates 69 KFC restaurants, 5 Taco Bell restaurants, 10 KFC/Taco Bell “2n1’s” under franchises from KFC Corporation and franchises or licenses from Taco Bell Corporation, 3 Taco Bell/Pizza Hut Express “2n1’s” under franchises from Taco Bell Corporation and licenses from Pizza Hut Corporation, 1 KFC/Pizza Hut Express “2n1” under a franchise from KFC Corporation and a license from Pizza Hut Corporation and 1 KFC/A&W “2n1” operated under a franchise from KFC Corporation and a license from A&W Restaurants, Inc. The Company’s fiscal year is a 52 — 53 week year ending on the Sunday nearest the last day of February.
Summary of Expenses and Operating Income as a Percentage of Revenues

	Quarter Ended		Thirty-six Weeks Ended
	November 7, 2010	November 8, 2009	November 7, 2010	November 8, 2009

Cost of sales:
Food, paper and beverage	31.6%	30.9%	31.0%	31.7%
Labor and benefits	29.6%	28.4%	29.0%	28.0%
Restaurant operating expenses	26.4%	26.0%	26.0%	25.8%
Depreciation and amortization	2.7%	3.3%	2.9%	3.2%
General and administrative expenses	6.6%	6.0%	6.4%	6.1%
Operating income	2.9%	5.4%	4.5%	5.2%
Revenues. The revenue increase of $612,000 in the quarter ended November 7, 2010 as compared to the prior year quarter was primarily the result of a 3.9%, or $797,000, increase in comparable restaurant revenues, partially offset by the permanent closing of one restaurant and the temporary closing during the current year quarter of another restaurant for image enhancement. The revenue decrease of $1,678,000 for the thirty-six weeks ended November 7, 2010 compared to the thirty-six weeks ended November 8, 2009 was primarily the result of a 1.6%, or $1,076,000, decrease in comparable restaurant revenues, as well as the permanent closing of two restaurants and the temporary closing during the current year of three restaurants for image enhancement. The decline in comparable restaurant revenues resulted primarily from higher sales in the prior year first quarter during the introduction of grilled chicken (KGC) and a five and one half week national advertising blackout during the second quarter of the current fiscal year.
Cost of Sales — Food, Paper and Beverage. Food, paper and beverage costs increased as a percentage of revenue to 31.6% for the quarter ended November 7, 2010 compared to 30.9% for the quarter ended November 8, 2009. The increase in the current year quarter was primarily the result of higher cost promotional items in the current year quarter as well as a slight increase in food commodity costs. Food, paper and beverage costs for the thirty-six weeks ended November 7, 2010 decreased to 31.0% compared to 31.7% in the comparable prior year period primarily due to lower average commodity costs during the current year period.
Cost of Sales — Labor and Benefits. Labor and benefits increased as a percentage of revenue for the quarter ended November 7, 2010 to 29.6% compared to 28.4% for the comparable year earlier quarter. The increase was primarily due to the receipt, during the prior year third fiscal quarter of a retrospective credit relating to prior years’ workers’ compensation insurance. Labor and benefits increased to 29.0% of revenues for the thirty-six weeks ended November 7, 2010 compared to 28.0% in the comparable prior year period primarily due to decreased efficiencies resulting from lower sales volume.

Restaurant Operating Expenses. Restaurant operating expenses increased slightly to 26.4% of revenue in the third quarter of fiscal 2011 compared to 26.0% in the third quarter of fiscal 2010 primarily due to higher manager bonuses resulting from higher sales volumes in the current year period. For the thirty-six weeks ended November 7, 2010, restaurant operating expenses were relatively unchanged as a percentage of revenue at 26.0% from 25.8% in the comparable prior year period.
Depreciation and Amortization. Depreciation and amortization decreased to $571,000 for the quarter and $1,866,000 for the thirty-six weeks ended November 7, 2010 compared to $685,000 for the quarter and $2,113,000 for the thirty-six weeks ended November 8, 2009 primarily due to the greater volume of assets becoming fully depreciated than new assets being acquired.
General and Administrative Expenses. General and administrative expenses increased to $1,402,000, or 6.6% of revenues, for the third quarter of fiscal 2011 compared to $1,241,000, or 6.0% of revenues, in the third quarter of fiscal 2010 primarily due to waiver fees and loan modification expenses related to the second fiscal quarter. For the thirty-six weeks ended November 7, 2010 general and administrative expenses were essentially unchanged at $4,141,000, or 6.4% of revenues, from $4,087,000, or 6.1% of revenues, in the comparable prior year period.
Loss on Restaurant Assets. The Company experienced a loss on restaurant assets of $39,000 for the third quarter of fiscal 2011 compared to a gain of $9,000 for the third quarter of fiscal 2010. The current year amounts include $12,000 of loss related to the removal of the Taco Bell concept at three restaurants and disposal of the assets of one restaurant. Prior year amounts include reductions in the reserve for closed restaurants. The loss on restaurant assets for the first thirty-six weeks of fiscal 2011 was $138,000 compared to a loss of $12,000 for the first thirty-six weeks of fiscal 2010. Current year amounts consist mainly of reductions in the carrying value of assets held for sale, the permanent closing of one restaurant, the sale of one restaurant location and write offs caused by image enhancements. Prior year amounts reflect reductions in the reserve for closed restaurants offset by a loss on the sale of one restaurant location and the permanent closing of another.
Operating Income. Operating income in the third quarter of fiscal 2011 decreased to $620,000, or 2.9% of revenues, compared to $1,112,000, or 5.4% of revenues, for the third quarter of fiscal 2010 primarily due to the higher cost of sales items discussed above offset by a slight increase in revenues in the current year period. Operating income for the thirty-six weeks ended November 7, 2010 decreased to $2,915,000, or 4.5% of revenues, from $3,471,000, or 5.2% of revenues, for the thirty-six weeks ended November 8, 2009 as a result of the items discussed above.
Interest Expense. The third quarter of fiscal 2010 contained a credit of $98,000 reflecting the return of fees related to the earlier payoff of certain debt compared to zero expense in the comparable current year quarter. The thirty-six weeks ended November 7, 2010 contained fees related to the earlier payoff of certain debt in the amount of $98,000 compared to a credit of $16,000 in the comparable prior year. The prior year credit amount consist of the return, by a lender, of $98,000 of prepayment penalties which were charged in error offset by $82,000 of prepayment charges and deferred financing cost write offs related to the early payoff of debt. Interest expense on bank debt and notes payable including capitalized leases decreased to $540,000 in the third quarter of fiscal 2011 from $609,000 in the third quarter of fiscal 2010 due to lower debt balances in the current year. Interest expense on bank debt and notes payable including capitalized leases for the thirty-six weeks ended November 7, 2010 was $1,683,000 compared to $1,875,000 for the comparable prior year period primarily for the reason discussed above.
Other Income and Expense. Other income and expense was $63,000 of income for the third quarter and expense of $9,000 for the first thirty-six weeks of fiscal 2011 compared to income of $42,000 for the third quarter and income of $129,000 for the first thirty-six weeks of fiscal 2010. Other expenses in the current year included $111,000 in charitable contributions to the Susan G. Komen Foundation generated by KFC’s Buckets for the Cure promotion during the first quarter of fiscal 2011.
Provision for Income Taxes. The provision for income taxes for the quarter ended November 7, 2010 was $197,000 on pre-tax income of $143,000 compared to $217,000 on pre-tax income of $643,000 for the comparable prior year period. The provision for income taxes is recorded at the Company’s projected annual effective tax rate and consists entirely of a deferred tax provision of $197,000 compared to a current tax benefit of $4,000 and a deferred tax provision of $221,000 for the comparable prior year period.
The provision for income taxes for the thirty-six weeks ended November 7, 2010 was $441,000 on pre-tax income of $1,125,000 compared to $641,000 on pre-tax income of $1,741,000 for the comparable prior year period. The components of the tax provision for the thirty-six weeks ended November 7, 2010 were a current tax expense of $2,000 and deferred tax provision of $439,000 compared to a current income tax provision of $11,000 and a deferred tax provision of $630,000 for the comparable prior year period.
The effective tax rate for the current year quarter is 138.0% compared to 33.8% the comparable prior year period. The increase is caused by a change in projected full year pre-tax income which increased the Company’s projected full year effective tax rate from 24.8% based on the Company’s projection at the second quarter of fiscal 2011 to 38.9% based on current projections. The entire change in the estimated full year effective tax rate applied to the Company’s year to date pre-tax income is recorded in the fiscal third quarter creating the unusually high tax rate for the third quarter results. The changes in deferred taxes are non-cash items and do not affect the Company’s cash flow or cash balances.
Liquidity and Capital Resources. Cash provided by operating activities was $3,739,000 for the thirty-six weeks ended November 7, 2010 compared to $3,843,000 for the thirty-six weeks ended November 8, 2009. The decrease in operating cash flow was primarily the result of lower net income in the current fiscal period, $191,000 less in cash provided by the change in deferred taxes, $405,000 less in cash provided by the reduction of accounts receivable, $247,000 less of cash provided by depreciation and amortization and $433,000 less cash provided by an increase in accrued liabilities in the current year period compared the prior year period. These reductions were partially offset by a $761,000 increase in cash provided by funding from supply agreements, $126,000 more in cash provided by the disposal of restaurant assets, and $946,000 more in cash provided by increases in accounts payable. The Company paid scheduled long-term bank and capitalized lease debt of $2,331,000 and $451,000 of debt before its scheduled maturity in the first thirty-six weeks of fiscal 2011 compared to payments of $2,256,000 and $306,000 for the same period in fiscal 2010. Capital expenditures for the first thirty-six weeks of fiscal 2011 were $1,603,000 less $234,000 of proceeds from the sale of assets, compared to $1,072,000 and $119,000, respectively, for the same period in fiscal 2010. As of November 7, 2010 management believes that it will not meet the deadlines for the remaining image enhancement projects scheduled through the end of fiscal 2011 and is in discussions with one of its franchisors to obtain revised schedules. Capital expenditure activity is discussed in more detail in Note 6 to the consolidated financial statements.
The Company’s debt arrangements require the maintenance of a consolidated fixed charge coverage ratio of 1.20 to 1 regarding all of the Company’s loans and the maintenance of individual restaurant fixed charge coverage ratios of between 1.20 and 1.50 to 1 on certain of the Company’s individual restaurant loans. A portion of the Company’s debt also contains a funded debt to EBITDAR (earnings before interest, taxes, depreciation, amortization and rent) requirement of 5.5. Fixed charge coverage ratios are calculated by dividing the cash flow before rent and debt service for the previous 12 months by the debt service and rent due in the coming 12 months. In the calculation of funded debt to EBITDAR, funded debt is the next twelve month operating lease obligation times eight plus the debt balance at the measurement date. The funded debt is then divided by the prior twelve month EBITDAR to obtain the calculated ratio. The consolidated and individual ratios are all computed quarterly. The Company has previously entered into a loan modification agreement covering a portion of its debt which decreased the fixed charge coverage ratio to 1.10 and increased the funded debt to EBITDAR ratio to 6.0 from 5.5 through the first quarter of fiscal 2012 and is in compliance with that requirement. The Company has obtained waivers of its noncompliance covering the appropriate time frames for its other debt. In exchange for the waivers the Company will pay certain fees. As of the measurement date of November 7, 2010, the Company’s consolidated fixed charge coverage ratio was 1.11 to 1, funded debt to EBITDAR was 5.9 and management projects that the Company will be in compliance with its consolidated debt covenants, as modified or waived, at the relevant future measurement dates. As of November 7, 2010, the Company was not in compliance with the individual fixed charge coverage ratio on 19 of its restaurant properties and has obtained waivers of these requirements covering a period of longer than one year. The debt obligations of the Company which contain fixed charge coverage ratio and funded debt to EBITDAR requirements are classified as long-term, except for the amounts due within one year. If the Company does not comply with the covenants of its various debt agreements in the future, and if future waivers or loan modifications are not obtained, the respective lenders will have certain remedies available to them which include calling the debt, increasing the interest rates and the acceleration of payments. Noncompliance with the requirements of the Company’s debt agreements, if not waived, could also trigger cross-default provisions contained in the respective agreements.
On November 23, 2010, the Company engaged Brookwood Associates, LLP to act as its financial advisor to evaluate alternatives for providing additional capital to fund its image enhancement program and other corporate purposes. For additional information on this matter please see Note 6 to the Consolidated Financial Statements.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Certain of the Company’s debt comprising approximately $12.6 million of principal balance has a variable rate which is adjusted monthly. A one percent increase in the variable rate base (90 day LIBOR) of the loans at the beginning of the year would cost the Company approximately $126,000 in additional annual interest costs. The Company may choose to offset all, or a portion of the risk through the use of interest rate swaps or caps. The Company’s remaining borrowings are at fixed interest rates, and accordingly the Company does not have market risk exposure for fluctuations in interest rates relative to those loans. The Company does not enter into derivative financial investments for trading or speculation purposes. Also, the Company is subject to volatility in food costs as a result of market risk and we manage that risk through the use of a franchisee purchasing cooperative which uses longer term purchasing contracts. Our ability to recover increased costs through higher pricing is, at times, limited by the competitive environment in which we operate. The Company believes that its market risk exposure is not material to the Company’s financial position, liquidity or results of operations.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”) carried out an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Company’s PEO and PFO concluded that our disclosure controls and procedures were effective as of November 7, 2010.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended November 7, 2010 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
The Company is saddened to note the death, on November 28, 2010, of Lawrence S. Dolin, a highly respected Director of the Company. Mr. Dolin served as a Director of the Company since 1981 and chaired the Audit Committee of the Board.
Item 6. Exhibits
Reference is made to “Index to Exhibits”, filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MORGAN’S FOODS, INC.
/s/ Kenneth L. Hignett
Senior Vice President,
Chief Financial Officer and Secretary
December 22, 2010

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