Form 10-K
period 2011-02-27
MORGANS FOODS INC
filed 2011-05-31
CIK 68145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the fiscal year ended February 27, 2011 Commission file number 1-08395
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registration is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 13, 2010, the aggregate market value of the common stock held by nonaffiliates of the Registrant was $6,800,700.
As of May 11, 2011, the Registrant had 2,934,995 common shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates by reference certain information from the Definitive Proxy Statement for the 2011 annual meeting of shareholders to be held on June 24, 2011 and to be filed with the Securities and Exchange Commission about May 31, 2011.

PART I
ITEM 1. BUSINESS
General
Morgan’s Foods, Inc. (“the Company”), which was formed in 1925, operates through wholly-owned subsidiaries KFC restaurants under franchises from KFC Corporation, Taco Bell restaurants under franchises from Taco Bell Corporation, Pizza Hut Express restaurants under licenses from Pizza Hut Corporation and an A&W restaurant under a license from A&W Restaurants, Inc. As of May 20, 2011, the Company operates 56 KFC restaurants, 5 Taco Bell restaurants, 10 KFC/Taco Bell “2n1’s” under franchises from KFC Corporation and franchises from Taco Bell Corporation, 3 Taco Bell/Pizza Hut Express “2n1’s” under franchises from Taco Bell Corporation and licenses from Pizza Hut Corporation, 1 KFC/Pizza Hut Express “2n1” under a franchise from KFC Corporation and a license from Pizza Hut Corporation and 1 KFC/A&W “2n1” operated under a franchise from KFC Corporation and a license from A&W Restaurants, Inc. See “Subsequent Events” for further discussion of the closing of 12 KFC restaurants. The Company’s fiscal year is a 52 — 53 week year ending on the Sunday nearest the last day of February.
Restaurant Operations
The Company’s KFC restaurants prepare and sell the distinctive KFC branded chicken products along with related food items. All containers and packages bear KFC trademarks. The Company’s Taco Bell restaurants prepare and sell a full menu of quick service Mexican food items using the appropriate Taco Bell containers and packages. The KFC/Taco Bell “2n1” restaurants operated under franchise agreements from KFC Corporation and franchise agreements from Taco Bell Corporation prepare and sell a limited menu of Taco Bell items as well as the full KFC menu while those operated under franchise agreements from both KFC Corporation and Taco Bell Corporation offer a full menu of both KFC and Taco Bell items. The Taco Bell/Pizza Hut Express “2n1” restaurants prepare and sell a full menu of Taco Bell items and a limited menu of Pizza Hut items. The KFC/Pizza Hut Express “2n1” restaurant prepares and sells a full menu of KFC items and a limited menu of Pizza Hut items. The KFC/A&W “2n1” sells a limited menu of A&W items and a full menu of KFC items.
Of the 76 KFC, Taco Bell and “2n1” restaurants operated by the Company as of May 20, 2011, 13 are located in Ohio, 45 in Pennsylvania, nine in Missouri, one in Illinois, seven in West Virginia and one in New York. The Company was one of the first KFC Corporation franchisees and has operated in excess of 20 KFC franchises for more than 25 years. Operations relating to these units are seasonal to a certain extent, with higher sales generally occurring in the summer months.
Franchise Agreements
All of the Company’s KFC and Taco Bell restaurants are operated under franchise agreements with KFC Corporation and Taco Bell Corporation, respectively. The Company’s KFC/Taco Bell “2n1” restaurants are operated under franchises from KFC Corporation and franchises from Taco Bell Corporation. The Taco Bell/Pizza Hut Express “2n1’s” are operated under franchises from Taco Bell Corporation and licenses from Pizza Hut Corporation. The KFC/Pizza Hut Express “2n1” restaurant is operated under a franchise from KFC Corporation and a license from Pizza Hut Corporation. The KFC/A&W “2n1” is operated under a franchise from KFC Corporation and a license from A&W Restaurants, Inc. The Company considers retention of these agreements to be important to the success of its restaurant business and believes that its relationships with KFC Corporation, Taco Bell Corporation, Pizza Hut Corporation and A&W Restaurants, Inc. are satisfactory. For further discussion of the requirements of the franchise and license agreements see “Other Contractual Obligations and Commitments” in Part II of this report.
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

The Company has been in discussions with KFC Corporation for some time regarding its image enhancement obligations and has been in receipt of certain default and termination notices from KFC. For further discussion of these events, see the “Subsequent Events” section of this report as well as recent reports filed by the Company on Form 8-K.
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
Growth
The Company built no new restaurants in fiscal years 2011 or 2010. Two KFC restaurants in the St. Louis market were closed during fiscal 2011, one due to the expiration of the lease and the inability find a suitable replacement site in the trade area and the other due to lack of profitability and the property was disposed. Also in the Pittsburgh, PA market, a Taco Bell restaurant was closed due to lack of profitability and an agreement was reached with the landlord of the location to terminate the lease before its expiration and a KFC restaurant in a fee owned location was closed on the last day of fiscal 2011.
Employees
As of May 16, 2011, the Company employed approximately 1,722 persons, including 43 administrative and 201 managerial employees. The balance are hourly employees, most of whom are part-time. None of the Company’s employees are represented by a labor union. The Company considers its employee relations to be satisfactory.

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
Of the 76 KFC, Taco Bell and “2n1” restaurants, the Company owns the land and building for 37 locations, owns the building and leases the land for 21 locations and leases the land and building for 18 locations. All of the owned properties are subject to mortgages. Additionally, the Company owns the land and building for nine closed locations, and is obligated for various terms under leases on three other closed locations. Remaining lease terms (including renewal options) range from 5 months to 37 years and average approximately 17 years. These leases generally require the Company to pay taxes and utilities, to maintain casualty and liability insurance, and to keep the property in good repair. The Company pays annual rent for each leased KFC, Taco Bell or “2n1” restaurant in amounts ranging from $24,000 to $134,000. In addition, four of these leases require payment of additional rentals based on a percentage of gross sales in excess of certain base amounts. Sales for four KFC, Taco Bell and “2n1” restaurants exceeded the respective base amounts in fiscal 2011.
The Company believes that its restaurants are generally efficient, well equipped and maintained and in good condition.
ITEM 3. LEGAL PROCEEDINGS
None.
ITEM 4. (Removed and Reserved)

Executive Officers of the Company
The Executive Officers and other Officers of the Company are as follows:

Name	Age	Position with Registrant	Officer Since
Executive Officers:

Leonard R. Stein-Sapir	72	Chairman of the Board and Chief Executive Officer	April 1989

James J. Liguori	62	President and Chief Operating Officer	June 1979

Kenneth L. Hignett	64	Senior Vice President — Chief Financial Officer & Secretary	May 1989

Other Officers:

Barton J. Craig	62	Senior Vice President — General Counsel	January 1994

Vincent J. Oddi	68	Vice President — Restaurant Development	September 1979

Ramesh J. Gursahaney	62	Vice President — Operations	January 1991
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

	Price Range
	High	Low
Year ended February 27, 2011:
1st Quarter	$5.00	$3.30
2nd Quarter	4.00	2.11
3rd Quarter	4.00	2.65
4th Quarter	3.00	2.05
Year ended February 28, 2010:
1st Quarter	$2.60	$1.01
2nd Quarter	3.00	1.75
3rd Quarter	3.00	2.05
4th Quarter	3.60	2.00
As of May 11, 2011, the Company had approximately 775 shareholders of record. The Company has paid no dividends since 1975 and does not expect to pay dividends in the foreseeable future.
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

Shareholder Return Performance Graph
Set forth below is a line graph comparing the cumulative total return on the Company’s Common Shares, assuming a $100 investment as of February 26, 2006, and based on the market prices at the end of each fiscal year, with the cumulative total return of the Standard & Poor’s Midcap 400 Stock Index and a restaurant peer group index composed of 12 restaurant companies each of which has a market capitalization comparable to that of the Company.
Comparison Of Cumulative Five Year Total Return

	2006	2007	2008	2009	2010	2011
MORGANS FOODS INC	100	253	131	40	69	41
S&P MIDCAP 400 INDEX	100	113	104	60	100	133
RESTAURANT PEER GROUP	100	128	127	39	75	114
The companies in the peer group are Boston Restaurant Assoc. Inc., Brazil Fast Food Corp., Briazz Inc.(included through 2009), Einstein Noah Restaurant Grp, Flanigans Enterprises Inc., Good Times Restaurants Inc., Granite City Food & Brewery, Grill Concepts Inc., Mexican Restaurants Inc., Star Buffet Inc., Tumbleweed Inc. and Western Sizzlin’ Corp. The restaurant peer group index is weighted based on market capitalization. Some of the companies do not currently exist as independent publicly traded entities but are included in the calculation for the appropriate time periods. The companies included in the peer group index were selected by the Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA
The following selected financial information for each of the five fiscal years in the period ended February 27, 2011, is derived from, and qualified in its entirety by, the consolidated financial statements of the Company. The following selected financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included elsewhere in this report.

			Years Ended
	February 27,	February 28,	March 1,	March 2,	February 25,
$ in thousands, except per share amounts	2011	2010	2009	2008	2007

Revenues	$89,891	$90,544	$92,485	$96,318	$91,248
Cost of sales:
Food, paper and beverage	28,267	28,457	29,695	29,524	27,981
Labor and benefits	26,533	26,448	26,850	27,404	24,798
Restaurant operating expenses	23,748	23,931	24,068	24,415	22,765
Depreciation and amortization	2,831	3,026	3,224	2,953	2,950
General and administrative expenses	5,450	5,409	5,740	6,111	5,428
Loss on restaurant assets	841	75	417	112	5

Operating income	2,221	3,198	2,491	5,799	7,321
Provision for income taxes	637	340	391	349	136
Net income (loss)	(988)	396	(1,390)	414	3,527
Basic net income (loss) per comm. sh. (1)	(0.34)	0.13	(0.47)	0.14	1.29
Diluted net income (loss) per comm. sh. (1)	(0.34)	0.13	(0.47)	0.14	1.27
Working capital deficiency	(29,770)	(3,984)	(16,091)	(5,335)	(2,403)
Total assets	44,088	48,925	51,988	55,962	52,323
LT debt and capital lease — current portion	27,097	3,209	16,514	3,224	2,941
Long-term debt less current maturities	—	29,725	19,738	35,789	34,445
Long-term capital lease obligations	1,013	1,061	1,105	1,144	1,299
Shareholders’ equity	635	1,623	1,171	2,473	1,839
Net cash flow operating activities	3,667	3,849	(98)	4,856	7,114
Net cash flow investing activities	1,047	(1,539)	1,727	(8,061)	(3,057)
Net cash flow financing activities	(5,885)	(3,362)	(2,800)	1,804	(2,643)
Certain amounts in prior periods have been reclassified to conform to the current period presentation

(1)	Computed based upon the basic weighted average number of common shares outstanding during each year, which were 2,934,995 in 2011, 2010 and 2009, 2,911,448 in 2008, and 2,738,982 in 2007 and the diluted weighted average number of common and common equivalent shares outstanding during each year, which were 2,934,995 in 2011, 2,991,941 in 2010, 2,934,995 in 2009, 2,968,654 in 2008, and 2,767,478 in 2007.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations
During fiscal 2010 through 2011 the Company operated KFC franchised restaurants, Taco Bell franchised restaurants and various “2n1” restaurants which include the KFC, Taco Bell, Pizza Hut and A&W concepts in the states of Illinois, Missouri, Ohio, Pennsylvania, West Virginia and New York. The average number of restaurants in operation during each fiscal year was 90 in 2011 and 92 in 2010.
Summary of Expenses and Operating Income as a Percentage of Revenues

	2011	2010
Cost of sales:
Food, paper and beverage	31.4%	31.4%
Labor and benefits	29.5%	29.2%
Restaurant operating expenses	26.4%	26.4%
Depreciation and amortization	3.1%	3.3%
General and administrative expenses	6.1%	6.0%
Operating income	2.5%	3.5%
Revenues
Revenue was $89,891,000 in fiscal 2011, a decrease of $653,000, or 0.7%, compared to fiscal 2010. The $653,000 decrease in restaurant revenues during fiscal 2011 was primarily due to the permanent closing of four restaurants and the temporary closing during the current year of three restaurants for image enhancement; offset by the temporary closing during the previous year fourth quarter of one restaurant for image enhancement.
Revenues for the 16 weeks ended February 27, 2011, were $24,791,000, an increase of $1,025,000, or 4.3%, compared to the 16 weeks ended February 28, 2010 primarily resulting from a 4.7% or $1,093,000 increase in comparable restaurant revenues, $473,000 of lost revenue from three permanently closed restaurants, offset by the temporary closing of one location in the previous year quarter.
Cost of Sales — Food, Paper and Beverage
Food, paper and beverage costs as a percent of revenue remained the same at 31.4%. There was an increase in commodity costs throughout fiscal 2011 causing food costs to rise throughout the year while the prior year food cost was negatively impacted by the cost of free chicken and excessive waste during the KGC (Kentucky Grilled Chicken) rollout during fiscal 2010.
For the fourth quarter of fiscal 2011, food, paper and beverage costs increased as a percentage of revenues to 32.5% from 30.8% in the fourth quarter fiscal 2010. The increase of 1.7% was primarily caused by an increase in commodity costs, higher cost promotional items and a decrease in vendor rebates in the current year quarter.
Cost of Sales — Labor and Benefits
Labor and benefits increased slightly to 29.5% of revenues, or $26,533,000, in fiscal 2011 from 29.2% of revenues, or $26,448,000, in fiscal 2010. The increase was primarily the result of higher labor efficiency during the first two months of the Kentucky Grilled Chicken introduction during fiscal 2010.

Labor and benefit costs for the fourth quarter of fiscal 2011 decreased to 30.5% of revenues, or $7,566,000, compared to 32.3% of revenues, or $7,669,000, in fiscal 2010. This percentage decrease was primarily the result of increased efficiencies and reduced costs related to employee health and welfare during the current year quarter.
Restaurant Operating Expenses
Restaurant operating expenses remained the same as a percentage of revenues at 26.4%, in fiscal 2011and 2010.
Restaurant operating expenses for the fourth quarter of fiscal 2011 decreased as a percentage of revenues to 26.7%, or $6,626,000, from 27.6% of revenues, or $6,566,000, in the year earlier quarter. This decrease reflects higher efficiencies due to higher sales volumes in the current year quarter. Notable decreases were realized in costs related to general insurance, real estate taxes, contract services and utilities with a slight offset from manager’s bonuses.
Depreciation and Amortization
Depreciation and amortization for fiscal 2011 at $2,831,000 was a decrease from fiscal 2010 at $3,026,000. The decrease was primarily due to the greater volume of assets becoming fully depreciated than new assets being acquired.
Depreciation and amortization for the fourth quarter of fiscal 2011 at $965,000 was comparable to the fourth quarter of fiscal 2010 at $913,000.
General and Administrative Expenses
General and administrative expenses increased to $5,450,000, or 6.1% of revenues, in fiscal 2011 from $5,409,000, or 6.0% of revenues, in fiscal 2010. The increase was primarily caused by costs related to the modification of certain loan documents and costs related to the retention of a financial advisory firm in the current year, partially offset by higher professional fees and compensation expense for stock options in the prior year.
For the fourth quarter of fiscal 2011, general and administrative expenses were $1,561,000, or 6.3% of revenues compared to $1,512,000, or 6.4% of revenues, in the fourth quarter of fiscal 2010. This increase of $49,000 is primarily a result of costs related to the retention a financial advisory firm.
Loss on Restaurant Assets
The Company had a loss on restaurant assets of $841,000 in fiscal 2011 compared to a loss of $75,000 in fiscal 2010. The fiscal 2010 loss consisted of $51,000 in tangible asset impairment while the fiscal 2011 loss had $406,000 of tangible asset impairment consisting primarily of reductions in the value of assets related to the restaurants closed April of 2011(see Subsequent Events for further discussion), a $125,000 reduction of assets held for sale, $152,000 of loss related to the permanent closing of three restaurants and $89,000 of goodwill write offs related to the sale of three restaurant locations.
In the fourth quarter of fiscal 2011 the Company had a loss on restaurant assets of $703,000 compared to a loss of $63,000 in the fourth quarter of fiscal 2010. The increase was primarily caused by the items discussed above.
Operating Income
Operating income in fiscal 2011 decreased to $2,221,000 from $3,198,000 in fiscal 2010 primarily as a result of the items discussed above.
Interest Expense
     Prepayment and Deferred Financing Costs
During fiscal 2011, the Company incurred $138,000 of prepayment charges and the write-off of deferred financing costs relating to the early payment of debt to facilitate the disposal of a closed restaurant location and the sale/leaseback of two operating restaurants. During fiscal 2010, the Company incurred $85,000 of prepayment charges and deferred financing cost write offs related to the early payoff of debt to facilitate the sale of a closed restaurant location. These charges were offset by the return, by a lender, of $98,000 of prepayment penalties which were charged in error.
     Bank and Capitalized Lease Interest Expense
Interest expense on bank debt and notes payable decreased to $2,286,000 in fiscal 2011 from $2,558,000 in fiscal 2010. The decrease in interest expense for fiscal 2011 was the result of principal payments which reduced the outstanding debt balances. Interest expense from capitalized lease debt decreased slightly to $104,000 in fiscal 2011 from $108,000 in fiscal 2010 due to lower principal balances.
Other Income and Expense
Other expenses were $44,000 in fiscal 2011 compared to other income of $191,000 in fiscal 2010. The increase in expense of $235,000 consisted primarily of $111,000 in charitable contributions to the Susan G. Komen Foundation generated by KFC’s Buckets for the Cure promotion, a $65,000 penalty related to the early termination of a Taco Bell franchise agreement and a $40,000 reduction in miscellaneous income and discounts.
For the current year quarter other expenses were $35,000 compared to other income of $62,000 in the previous year quarter. The increase in expense of $97,000 consisted primarily of a $65,000 penalty related to the early termination of a Taco Bell franchise agreement and a $30,000 reduction in miscellaneous income and discounts.
Provision for Income Taxes
There is no current federal tax provision for fiscal 2011 and 2010. The state and local tax provisions for fiscal 2011 and 2010 are a benefit of $1,000 and a provision of $4,000, respectively. The deferred tax provisions for fiscal 2011 and 2010 are $638,000 and $336,000, respectively and resulted from changes in the balance of net deferred tax assets, deferred tax liabilities associated with indefinite lived intangible assets and the valuation allowance for deferred tax assets.
There are no current federal tax provisions for the fourth quarter of fiscal 2011 and 2010. The state and local tax provisions for the quarter are a benefit of $3,000 compared to a benefit of $8,000 for the comparable prior quarter. The deferred tax provision for the quarter was $199,000 compared to a benefit of $294,000 for the comparable prior quarter. The fourth quarter of fiscal 2011 includes an increase in the deferred tax valuation allowance of $755,000 and fiscal 2010 includes a decrease in the deferred tax valuation allowance of $165,000.
Liquidity and Capital Resources
Cash flow activity for fiscal 2011 and 2010 is presented in the Consolidated Statements of Cash Flows. Cash provided by operating activities was $3,667,000 for the year ended February 27, 2011 compared to $3,849,000 for the year ended February 28, 2010. The decrease in fiscal 2011 in cash provided by operating activities resulted from the $988,000 net loss in fiscal 2011, offset by an increase of $758,000 of advance funding received on supply agreements and increases in the deferred income tax provision and loss on sale or impairment of restaurant assets, all as compared to fiscal 2010 amounts. In fiscal 2011 the Company was provided with cash of $1,047,000 in investing activities primarily because of proceeds from sale/leaseback transactions and the sale of three restaurant locations. Capital expenditures in fiscal 2011 were $1,763,000 compared to $1,648,000 in fiscal 2010, as the Company completed the image enhancement of three restaurant locations in fiscal 2011 compared to the image enhancement of one restaurant location in fiscal 2010 (see Required Capital Expenditures below). The Company paid long-term bank debt and capitalized lease debt of $5,903,000 in fiscal 2011, compared to payments of $3,362,000 in fiscal 2010. Proceeds from the issuance of long-term debt were $18,000 in fiscal 2011.
The Company’s debt arrangements require the maintenance of a consolidated fixed charge coverage ratio of 1.2 to 1 regarding all of the Company’s mortgage and equipment loans and the maintenance of individual restaurant fixed charge coverage ratios of between 1.2 and 1.5 to 1 on certain of the Company’s mortgage loans. Fixed charge coverage ratios are calculated by dividing the cash flow before taxes, rent and debt service (“EBITDAR”) for the previous 12 months by the debt service and rent due in the coming 12 months. Certain loans also require a consolidated funded debt (debt balance plus a calculation based on operating lease payments) to EBITDAR ratio of 5.5 or less. The consolidated and individual coverage ratios are computed quarterly. At the end of fiscal 2011, the Company was not in compliance with the consolidated fixed charge coverage ratio of 1.2 or with the funded debt to EBITDAR ratio of 5.5. As of the measurement date of February 27, 2011, the Company’s consolidated fixed charge coverage ratio was 1.07 to 1 and funded debt to EBITDAR was 5.7. Also, at the end of fiscal 2011 the Company was not in compliance with the individual fixed charge coverage ratio on 20 of its restaurant properties. The Company has not obtained waivers with respect to the non-compliance from the applicable lenders.
The Company has engaged the services of a financial advisor to renegotiate its existing financing arrangements and to raise replacement capital to fund its required restaurant image enhancement obligations discussed in Note 6. As discussed below in Subsequent Events, the Company began deferring the payment of principal and paying interest only on substantially all of its debt as part of a strategy to engage in the negotiation of recapitalization of the Company’s debt and in order to conserve operating cash while adjusting to the closure of twelve restaurants subsequent to February 27, 2011. As a result of this event of default, waivers of non-compliance were not obtained and all of the Company’s debt is classified as current in the balance sheet as of February 27, 2011. The Company is continuing with its plan to recapitalize its current debt using a combination of new debt and sale/leaseback financing which structure contemplates the payment of the debt on which it has not met its loan covenants. If the Company does not comply with the covenants of its various debt agreements and if the recapitalization plan is not executed successfully, the respective lenders will have certain remedies available to them which include calling the debt and the acceleration of payments. Noncompliance with the requirements of the Company’s debt agreements could also trigger cross-default provisions contained in the respective agreements. See Note 5 to the consolidated financial statements for further discussion.
Subsequent Events
As previously reported in the Form 8-K filed by the Company on March 16, 2011, subsequent to the Company’s fiscal year end of February 27, 2011, termination notices were received from KFC Corporation regarding 10 of the Company’s KFC restaurant locations. After discussions with KFC Corporation, two of the restaurants were removed from the list of terminations and four more were added, bringing the total number of restaurants which the Company was required to close to twelve. The twelve restaurants were closed between March 30 and April 15, 2011. The restaurants which were closed were all of the older KFC image generally referred to as “Series 38” and were terminated due to the Company’s inability to remodel the restaurants to the current KFC image. The twelve restaurants had total sales of $8,342,000 and restaurant level income of $184,000 during the year preceding their closing. Of the twelve closed locations, the Company intends to sell the property from the six fee owned locations and sub-lease or terminate the leases on the six leased properties.
Beginning with the debt payments due April 1, 2011, as previously disclosed in a report on Form 8-K filed April 8, 2011, the Company began paying interest only on substantially all of its debt. The purpose of this strategic default was to begin negotiations with the lenders regarding the forgiveness of prepayment penalties to facilitate the refinancing of the debt and also to conserve operating cash while the closing of the twelve restaurants was conducted and trailing liabilities are paid off. The Company received on May 24, 2011 a notice of default from one of its lenders regarding debt secured by 28 of its restaurant properties. On the same date and from the same lender the Company also received and entered into a letter agreement which defines the terms under which the lender will engage in discussions regarding the possible restructuring of the debt covered by the default. Also, the Company has been engaged in discussions with its other primary lender regarding the possible restructuring of its debt. Nonetheless, given the level of the Company’s indebtedness and other demands on its cash resources, there can be no assurance that the Company’s lenders will consent to the restructuring, that the restructuring will be accomplished, or that other actions might not be taken by creditors that would impede the Company’s ability to satisfy its obligations.
On May 3, 2011, subsequent to the Company’s fiscal year end of February 27, 2011, the Company completed the sale and leaseback of its KFC restaurant property in Ashtabula, OH. The proceeds of the sale were used to pay off the mortgage debt on the property as well as certain other debt in the same trust and will also be used to fund the image enhancement of the Ashtabula, OH restaurant as well as contribute to the image enhancement of other properties. The payoff of the debt related to the sale and leaseback of the Ashtabula, OH property reduced the Company’s principal and interest payments by approximately $126,000 annually, the Company’s debt balance by approximately $264,000 and will add approximately $62,000 in annual lease payments.
As previously reported in the Form 8-K filed by the Company on May 20, 2011, subsequent to the Company’s fiscal year end of February 27, 2011, the Company has entered into a pre-negotiation agreement with KFC Corporation regarding its schedule for the image enhancement of its restaurants. In furtherance of its ongoing negotiations with KFC regarding the Company’s required image enhancement obligations related to other restaurants, on May 19, 2011 the Company and KFC entered into a Pre-negotiation Agreement, similar to the Pre-negotiation Agreement entered into on November 10, 2010, as described in the Company’s Form 8-K filed on the same date, outlining the conditions of reaching a final agreement related to the Company’s required image enhancement obligations. Under the May 19, 2011 Pre-negotiation Agreement, KFC has agreed to forbear until August 31, 2011 from terminating the franchise agreements on the 13 operating restaurants on which KFC on May 2, 2011 delivered to the Company a notice of default (for failure to timely comply with required image enhancement obligations) provided that the Company is in compliance with certain forbearance conditions, which include, among others, that (i) the Company is paid up on amounts owing under the franchise agreements, (ii) the Company is not in default of its obligations under the franchise agreements (other than the image enhancement obligations), (iii) the Company submits to KFC a written proposal by June 20, 2011 detailing how the Company will obtain the necessary funds to enable it to comply with the Company’s image enhancement obligations, (iv) the Company will establish a remodel escrow account, and (v) the Company will enter into a definitive remodel agreement with KFC by August 31, 2011.
Even though the Pre-negotiation Agreement outlines generally the mutually acceptable terms of a final agreement related to the Company’s image enhancement obligations, there can be no assurance that the Company (i) will be able to reach an agreement with KFC regarding image enhancements that would extend the time periods for completion of the required image enhancements, or (ii) will complete the financial restructuring or that the restructuring will create the ability for the Company to complete a satisfactory number of image enhancements. If KFC exercises its termination rights, it is unclear, what, if any, action the Company’s landlords and creditors may take under cross default provisions of the Company’s agreements that would impede the Company’s ability to satisfy its obligations. The termination of those franchise agreements would have a material adverse effect on the Company’s financial condition and results of operations.
Market Risk Exposure
Certain of the Company’s debt comprising approximately $12.2 million of principal balance has a variable rate which is adjusted monthly. A one percent increase in variable rate base (90 day LIBOR) of the loans at the beginning of the year would cost the Company approximately $122,000 in additional annual interest costs. The Company may choose to offset all, or a portion of the risk through the use of interest rate swaps or caps if they are available and deemed to be advantageous to the Company. The Company’s remaining borrowings are at fixed interest rates, and accordingly the Company does not have market risk exposure for fluctuations in interest rates relative to those loans. The Company does not enter into derivative financial investments for trading or speculation purposes. Also, the Company is subject to volatility in food costs as a result of market risk and we manage that risk through the use of a franchisee purchasing cooperative which uses longer term purchasing contracts. Our ability to recover increased costs through higher pricing is, at times, limited by the competitive environment in which we operate. The Company believes that its market risk exposure is not material to the Company’s financial position, liquidity or results of operations.
Other Contractual Obligations and Commitments
For KFC products, the Company is required to pay royalties of 4% of gross revenues and to expend an additional 5.5% of gross revenues on national and local advertising pursuant to its franchise agreements. For Taco Bell products, the Company is required to pay royalties of 5.5% of gross revenues and to expend an additional 4.5% of gross revenues on national and local advertising. KFC/Taco Bell “2n1” restaurants are operated under separate KFC and Taco Bell franchise agreements. For Pizza Hut products in either Taco Bell or KFC/Pizza Hut Express “2n1” restaurants the Company is required to pay royalties of 8.0% of Pizza Hut gross revenues and to expend an additional 2.0% of Pizza Hut gross revenues on national and local advertising. For A&W products in “2n1” restaurants the Company is required to pay royalties of 7% of A&W gross revenues and to expend an additional 4% of A&W gross revenues on national and local advertising. Total royalties and advertising, which are included in the Consolidated Statements of Operations as part of restaurant operating expenses, were $9,298,000 and $9,391,000 in fiscal 2011 and 2010, respectively.

Contractual Obligations	2012	2013	2014	2015	2016	Thereafter

Long-term debt, including current (1)	$3,263	$11,810	$3,911	$1,706	$1,251	$5,108
Interest expense on long-term debt	$1,784	$1,499	$885	$662	$534	$852
Capital leases (2)	$148	$146	$147	$148	$149	$1,121
Operating leases (2)	$2,307	$2,139	$1,857	$1,544	$1,308	$11,452
Closed locations (3)	$333	$296	$213	$176	$178	$1,987

(1)	All debt has been classified as current in the consolidated balance sheet. See Note 5 to the consolidated financial statements for further discussion regarding expected debt repayment

(2)	Does not include contingent rental obligations based on sales performance

(3)	Leases related to locations closed subsequent to February 27, 2011
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
The franchise agreements with KFC and Taco Bell Corporation require the Company to upgrade and remodel its restaurants to comply with the franchisors’ current standards within agreed upon timeframes. As discussed below, the Company has not met its obligations with respect to certain of its restaurants. As a result, the franchisor may terminate the franchise agreement for those restaurants. In the case of a restaurant containing two concepts, even though only one is required to be remodeled, additional costs will be incurred because the dual concept restaurant is generally larger and contains more equipment and signage than the single concept restaurant. If a property is of usable size and configuration, the Company can perform an image enhancement to bring the building to the current image of the franchisor. If the property is not large enough to fit a drive-thru or has some other deficiency, the Company would need to relocate the restaurant to another location within the trade area to meet the franchisor’s requirements.
As mentioned elsewhere in this report, subsequent to February 27, 2011, the Company was required by KFC Corporation to close twelve KFC locations because they did not meet the franchisor’s current image. Image enhancement requirements for these closed locations were formerly included in the capital requirements schedules published by the Company and have now been removed. As discussed in Note 12 to the consolidated financial statements, the Company has entered into a Pre-negotiation Agreement with KFC Corporation with the intention of arriving at a definitive schedule for the completion of the image enhancement of thirteen KFC restaurants which were the subject of default notices received on May 2, 2011, as well as other restaurant locations. The negotiations which are being conducted under the Pre-negotiation Agreement involve mainly restaurants with delinquent image enhancement requirement dates or dates that are two years or less in the future. The capital requirements for these restaurants are included in the schedule in the time frame where management believes they are most likely to be when the definitive agreement is completed. A deposit toward the completion of the initial two image enhancements is shown on the Company’s balance sheet at February 27,

2011 as restricted cash. The Company will be required to place the restricted cash, as well as other amounts calculated to fund the first two image enhancements in an escrow account. The following schedule contains the capital requirements for image enhancements of restaurants for which the due dates are either estimated or definitive:

Number of Units	Period	Type	Capital Cost (1)

8	Fiscal 2012	Remodels	$2,425,000
5	Fiscal 2013	Remodels	1,625,000
1	Fiscal 2013	Relo (2)	400,000
	Total 2013		2,025,000
3	Fiscal 2014	Remodels	625,000
3	Fiscal 2014	Relo (2)	1,200,000
	Total 2014		1,825,000
1	Fiscal 2015	Remodels	150,000
5	Fiscal 2018	Remodels	750,000
16	Fiscal 2020	Remodels	3,650,000
3	Fiscal 2021	Romodels	450,000

45	Total		$11,275,000

(1)	These amounts are based on estimates of current construction costs and actual costs may vary.

(2)	Relocations of fee owned properties are shown net of expected recovery of capital from the sale of the former location. Relocation of leased properties assumes the capital cost of only equipment because it is not known until each lease is finalized whether the lease will be a capital or operating lease.
As mentioned elsewhere in this report and other reports, the Company has been utilizing the services of a financial advisor to renegotiate its existing financing arrangements and to raise replacement capital to fund its image enhancement requirements. While the Company believes it will be successful in these restructuring activities, no assurance can be given that all parties will cooperate in the financial restructuring which would cast doubt on its successful completion. Also, if the negotiations under the Pre-negotiation Agreement are not successful the franchisor will likely terminate the franchise agreements on the affected restaurants. The termination of those franchise agreements would have a material adverse effect on the Company’s financial condition and results of operations.
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
Critical Accounting Policies
The Company’s reported results are impacted by the application of certain accounting policies that require it to make subjective or complex judgments or to apply complex accounting requirements. These judgments include estimations about the effect of matters that are inherently uncertain and may significantly impact its quarterly or annual results of operations, financial condition or cash flows. Changes in the estimates and judgments could significantly affect results of operations, financial condition and cash flows in future years. The Company believes that its critical accounting policies are as follows:
•	Estimating future cash flows and fair value of assets associated with assessing potential impairment of long-lived tangible and intangible assets and projected compliance with debt covenants. See Notes 1 and 3 to the consolidated financial statements for further discussion of intangible assets.

•	Determining the appropriate valuation allowances for deferred tax assets and reserves for potential tax exposures. See Note 8 to the consolidated financial statements for a discussion of income taxes.

•	Applying complex lease accounting requirements to the Company’s capital and operating leases of property and equipment. The Company leases the building or land, or both, for approximately one-half of its restaurants. See Note 6 to the consolidated financial statements for a discussion of lease accounting.

•	Goodwill represents the cost of acquisitions in excess of the fair value of identifiable assets acquired. Goodwill is not amortized, but is subject to assessment for impairment whenever there is an indication of impairment or at least annually as of fiscal year end by applying a fair value based test. Goodwill is disaggregated by market area, as defined by the various advertising co-operatives in which the Company participates, for application of the impairment tests. Also, when a property is sold, the proportion that the proceeds of the property bears to the total fair value of the market is removed from the goodwill balance of that market.
New Accounting Standards
ASU 2010-06 January, 2010. Topic 820 “Fair Value Measurements and Disclosures” This update improves the disclosures regarding fair value measurements including information regarding the level of disaggregation of assets and liabilities and the valuation methods being employed. The provisions of this update are effective and have been adopted for the Company’s fiscal year ending February 27, 2011. The Company has determined that the changes to the accounting standards required by this update do not have a material effect on the Company’s financial position or results of operations.
ASU 2010-28 December, 2010. Topic 350 “Intangibles — Goodwill and Other” This update defines when to perform step 2 of the goodwill impairment test and provides guidance for performing the test during interim periods in addition to the annual test. The provisions of this update are effective for the Company’s fiscal year ending February 26, 2012 and early adoption is not permitted. The Company has determined that the changes to the accounting standards required by this update will not have a material effect on the Company’s financial position or results of operations.

Safe Harbor Statements
Portions of this document contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include those identified by such words as “may” “will” “expect” “anticipate” “believe” “plan” and other similar terminology. The “forward-looking statements” reflect the Company’s current expectations, are based upon data available at the time of the statements and are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed in or implied by such statements. Such risks and uncertainties include both those specific to the Company and general economic and industry factors. Factors specific to the Company include, but are not limited to, its debt covenant compliance, actions that lenders may take with respect to any debt covenant violations, its ability to obtain waivers of any debt covenant violations, its ability to pay all of its current and long-term obligations and those factors described in Part I Item 1A.(“Risk Factors”).
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Certain of the Company’s debt comprising approximately $12.2 million of principal balance has a variable rate which is adjusted monthly. A one percent increase in variable rate base (90 day LIBOR) of the loans at the beginning of the year would cost the Company approximately $122,000 in additional annual interest costs. The Company may choose to offset all, or a portion of the risk through the use of interest rate swaps or caps if they are available and deemed to be advantageous to the Company. The Company’s remaining borrowings are at fixed interest rates, and accordingly the Company does not have market risk exposure for fluctuations in interest rates relative to those loans. The Company does not enter into derivative financial investments for trading or speculation purposes. Also, the Company is subject to volatility in food costs as a result of market risk and we manage that risk through the use of a franchisee purchasing cooperative which uses longer term purchasing contracts. Our ability to recover increased costs through higher pricing is, at times, limited by the competitive environment in which we operate. The Company believes that its market risk exposure is not material to the Company’s financial position, liquidity or results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
MORGAN’S FOODS, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Reference
Report of Independent Registered Public Accounting Firm	20
Consolidated Balance Sheets at February 27, 2011 and February 28, 2010	21
Consolidated Statements of Operations for the years ended February 27, 2011 and February 28, 2010	22
Consolidated Statements of Shareholders’ Equity for the years ended February 27, 2011 and February 28, 2010	23
Consolidated Statements of Cash Flows for the years ended February 27, 2011 and February 28, 2010	24
Notes to Consolidated Financial Statements	25
EX-10.7
EX-21
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Morgan’s Foods, Inc.
We have audited the accompanying consolidated balance sheets of Morgan’s Foods, Inc. (an Ohio corporation) and subsidiaries (the “Company”) as of February 27, 2011 and February 28, 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Morgan’s Foods, Inc. as of February 27, 2011 and February 28, 2010, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 5 and 6 to the financial statements, as of February 27, 2011, the Company was in default and cross default of certain provisions of its most significant credit agreements and in default of the image enhancement requirements under franchise agreements for certain of its restaurants. The Company is attempting to restructure or refinance its existing credit agreements such that it can obtain capital sufficient to fund its image enhancement requirements under the affected franchise agreements. However, as of the date of this report, no such refinancing or restructuring has been completed, nor has the Company received waivers of the loan covenant violations from its lenders. The Company’s ability to complete the debt refinancing or restructuring and to fund the image enhancement requirements, which may be necessary to permit the realization of assets and satisfaction of liabilities in the ordinary course of business, is uncertain and raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ GRANT THORNTON LLP
Cleveland, Ohio
May 31, 2011

MORGAN’S FOODS, INC.
Consolidated Balance Sheets
February 27, 2011 and February 28, 2010

	2011	2010
ASSETS
Current assets:
Cash and equivalents	$3,034,000	$4,205,000
Restricted cash	140,000	—
Receivables	561,000	470,000
Inventories	715,000	682,000
Prepaid expenses	799,000	742,000
Deferred tax assets	2,000	15,000
Assets held for sale	545,000	678,000

	5,796,000	6,792,000
Property and equipment:
Land	8,677,000	9,558,000
Buildings and improvements	18,861,000	20,960,000
Property under capital leases	1,314,000	1,314,000
Leasehold improvements	9,502,000	10,373,000
Equipment, furniture and fixtures	19,128,000	20,337,000
Construction in progress	19,000	626,000

	57,501,000	63,168,000
Less accumulated depreciation and amortization	29,663,000	31,941,000

	27,838,000	31,227,000

Other assets	410,000	546,000
Franchise agreements, net	906,000	1,133,000
Goodwill	9,138,000	9,227,000

	$44,088,000	$48,925,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Long-term debt, current	$27,049,000	$3,165,000
Current maturities of capital lease obligations	48,000	44,000
Accounts payable	4,331,000	3,683,000
Accrued liabilities	4,138,000	3,884,000

	35,566,000	10,776,000

Long-term debt	—	29,725,000
Long-term capital lease obligations	1,013,000	1,061,000
Other long-term liabilities	4,362,000	3,853,000
Deferred tax liabilities	2,512,000	1,887,000

SHAREHOLDERS’ EQUITY
Preferred shares, 1,000,000 shares authorized, no shares outstanding	—	—
Common stock, no par value
Authorized shares - 25,000,000
Issued shares - 2,969,405	30,000	30,000
Treasury shares - 34,410	(81,000)	(81,000)
Capital in excess of stated value	29,488,000	29,488,000
Accumulated deficit	(28,802,000)	(27,814,000)

Total shareholders’ equity	635,000	1,623,000

	$44,088,000	$48,925,000

See accompanying Notes to Consolidated Financial Statements.

MORGAN’S FOODS, INC.
Consolidated Statements of Operations
Years Ended February 27, 2011 and February 28, 2010

	2011	2010
Revenues	$89,891,000	$90,544,000

Cost of sales:
Food, paper and beverage	28,267,000	28,457,000
Labor and benefits	26,533,000	26,448,000
Restaurant operating expenses	23,748,000	23,931,000
Depreciation and amortization	2,831,000	3,026,000
General and administrative expenses	5,450,000	5,409,000
Loss on restaurant assets	841,000	75,000

Operating income	2,221,000	3,198,000
Interest expense:
Prepayment and deferred financing costs	(138,000)	13,000
Bank debt and notes payable	(2,286,000)	(2,558,000)
Capital leases	(104,000)	(108,000)
Other income and expense, net	(44,000)	191,000

Income (loss) before income taxes	(351,000)	736,000
Provision for income taxes	637,000	340,000

Net income (loss)	$(988,000)	$396,000

Basic net income (loss) per common share:	$(0.34)	$0.13

Diluted net income (loss) per common share:	$(0.34)	$0.13

See accompanying Notes to Consolidated Financial Statements.

MORGAN’S FOODS, INC.
Consolidated Statements of Shareholders’ Equity
Years Ended February 27, 2011 and February 28, 2010

					Capital in		Total
	Common Shares		Treasury Shares		excess of	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	stated value	Deficit	Equity

Balance March 1, 2009	2,969,405	$30,000	(34,410)	$(81,000)	$29,432,000	$(28,210,000)	$1,171,000
Net income						396,000	396,000
Stock compensation expense					56,000		56,000

Balance February 28, 2010	2,969,405	30,000	(34,410)	(81,000)	29,488,000	(27,814,000)	1,623,000
Net loss						(988,000)	(988,000)

Balance February 27, 2011	2,969,405	$30,000	(34,410)	$(81,000)	$29,488,000	$(28,802,000)	$635,000

See accompanying Notes to Consolidated Financial Statements.

MORGAN’S FOODS, INC.
Consolidated Statements of Cash Flows
Years Ended February 27, 2011 and February 28, 2010

	2011	2010
Cash flows from operating activities:
Net income (loss)	$(988,000)	$396,000
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	2,831,000	3,026,000
Amortization of deferred financing costs	110,000	118,000
Amortization of supply agreement advances	(1,214,000)	(1,265,000)
Funding from supply agreements	962,000	204,000
Deferred income taxes	638,000	336,000
Stock compensation expense	—	56,000
Loss on restaurant assets	841,000	75,000
Changes in assets and liabilities:
Deposit to restricted cash account	(140,000)	—
Receivables	(7,000)	415,000
Inventories	(33,000)	49,000
Prepaid expenses	(57,000)	(118,000)
Other assets	26,000	12,000
Accounts payable	648,000	(226,000)
Accrued liabilities	50,000	771,000

Net cash provided by operating activities	3,667,000	3,849,000

Cash flows from investing activities:
Capital expenditures	(1,763,000)	(1,648,000)
Purchase of franchise agreements	(5,000)	(10,000)
Proceeds from sale/leaseback transactions	2,205,000	—
Proceeds from sale of fixed assets	610,000	119,000

Net cash provided by (used in) investing activities	1,047,000	(1,539,000)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	18,000	—
Principal payments on long-term debt	(5,859,000)	(3,323,000)
Principal payments on capital lease obligations	(44,000)	(39,000)

Net cash used in financing activities	(5,885,000)	(3,362,000)

Net change in cash and equivalents	(1,171,000)	(1,052,000)
Cash and equivalents, beginning balance	4,205,000	5,257,000

Cash and equivalents, ending balance	$3,034,000	$4,205,000

Supplemental Cash Flow Information:
Interest paid on debt and capitalized leases was $2,399,000 and $2,721,000 in fiscal 2011 and 2010, respectively
Cash refunds for income taxes were $29,000 and $118,000 in fiscal 2011 and 2010, respectively
See accompanying Notes to Consolidated Financial Statements.

MORGAN’S FOODS, INC.
Notes to Consolidated Financial Statements
February 27, 2011 and February 28, 2010
NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.
Description of Business — Morgan’s Foods, Inc. and its subsidiaries (“the Company”) operate 56 KFC restaurants, 5 Taco Bell restaurants, 10 KFC/Taco Bell “2n1” restaurants, 3 Taco Bell/Pizza Hut Express “2n1” restaurants, 1 KFC/Pizza Hut Express “2n1” and 1 KFC/A&W “2n1”, in the states of Illinois, Missouri, Ohio, Pennsylvania, West Virginia and New York. The Company’s fiscal year is a 52-53 week year ending on the Sunday nearest the last day of February. The Company operates as one business segment.
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
Advertising Costs — The Company expenses advertising costs as incurred. Advertising expense was $5,493,000 and $5,553,000 for fiscal years 2011 and 2010, respectively.
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
Deferred Financing Costs — Costs related to the acquisition of long-term debt are capitalized and expensed as interest over the term of the related debt. Amortization expense was $110,000 and $118,000 for fiscal years 2011 and 2010, respectively. The balance of deferred financing costs was $303,000 at February 27, 2011 and $458,000 at February 28, 2010 and is included in other assets in the consolidated balance sheets.
Franchise Agreements — Franchise agreements are recorded at cost. Amortization is computed on the straight-line method over the term of the franchise agreement. The Company’s franchise agreements are predominantly 20 years in length.
Goodwill — Goodwill represents the cost of acquisitions in excess of the fair value of identifiable assets acquired. Goodwill is not amortized, but is subject to assessment for impairment whenever there is an indication of impairment or at least annually as of fiscal year end by applying a fair value based test. Goodwill is disaggregated by market area, as defined by the various advertising co-operatives in which the Company participates, for application of the impairment tests. Also, when a property is sold, the proportion that the proceeds of the property sale bears to the total fair value of the restaurants in the related market area is removed from the goodwill balance of that market, and reflected in the gain or loss recorded on the sale of property.
Advance on Supply Agreements — In conjunction with entering into contracts that require the Company to sell exclusively the specified beverage products for the term of the contract, the Company has received advances from the supplier. The Company amortizes advances on supply agreements as a reduction of food, paper and beverage cost of sales over the term of the related contract, using the straight-line method. These advances of $106,000 and $369,000 at February 27, 2011 and February 28, 2010, respectively, are included in other long-term liabilities in the consolidated balance sheets net of $236,000 and $263,000 included in accrued liabilities as of such dates.
Lease Accounting — Operating lease expense is recognized on the straight-line basis over the term of the lease for those leases with fixed escalations. The difference between the scheduled amounts and the straight-line amounts is accrued. These accruals of $476,000 and $451,000 at February 27, 2011 and February 28, 2010, respectively, are included in other long-term liabilities in the consolidated balance sheets net of $60,000 and $63,000 included in accrued liabilities as of such dates.
Income Taxes - The provision for income taxes is based upon income or loss before tax for financial reporting purposes. Deferred tax assets or liabilities are recognized for the expected future tax consequences of temporary differences between the tax basis of assets and liabilities and their carrying values for financial reporting purposes. Deferred tax assets are also recorded for operating loss and tax credit carryforwards. A valuation allowance is recorded to reduce deferred tax assets to the amount more likely than not to be realized in the future, based on an evaluation of historical and projected profitability. The Company accounts for uncertain tax positions in accordance with the standards included in ASC Topic 740 “Income Taxes”. This accounting guidance requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. It is also required that changes in judgment that result in subsequent recognition, derecognition or change in a measurement of a tax position taken in a prior annual period (including any related interest and penalties) be recognized as a discrete item in the period in which the change occurs. It is the Company’s policy to include any penalties and interest related to income taxes in its income tax provision, however, the Company currently has no penalties or interest related to income taxes. In general, the earliest year that the Company is subject to examination is the fiscal year ended February 25, 2007. However, net operating loss carryforwards generated from 2002 through 2004 remain subject to adjustment by taxing authorities.
Stock-Based Compensation — For the fiscal year ended February 27, 2011 the Company reported no stock-based compensation expense and for the fiscal year ended February 28, 2010, $56,000 of compensation expense relating to stock options issued on November 6, 2008, the first stock options granted after the adoption of ASC Topic 718. See Note 9 for further discussion.
Reclassifications — Certain prior period items are reclassified to conform to the current period presentations.

NOTE 2. LOSS ON RESTAURANT ASSETS
The Company had a loss on restaurant assets of $841,000 in fiscal 2011 compared to a loss of $75,000 in fiscal 2010. The fiscal 2010 loss included $51,000 in tangible asset impairment while the fiscal 2011 loss had $406,000 of tangible asset impairment consisting primarily of assets related to the restaurants closed in April of 2011, $125,000 of reduction in the value of assets held for sale and $152,000 of loss related to the permanent closing of three restaurants and $89,000 of goodwill write offs resulting from the sale of three locations.
NOTE 3. INTANGIBLE ASSETS
Intangible assets consisted of the following as of the indicated dates:

	Intangible Assets
	As of February 27, 2011		As of February 28, 2010
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Franchise Agreements	$2,291,000	$(1,385,000)	$2,399,000	$(1,266,000)
Goodwill	10,492,000	(1,354,000)	10,593,000	(1,366,000)

Total	$12,783,000	$(2,739,000)	$12,992,000	$(2,632,000)

Goodwill and intangibles with indefinite lives are not subject to amortization, but are subject to assessment for impairment whenever there is an indication of impairment or, at least annually as of the Company’s fiscal year end by applying a fair value based test. The Company has five reporting units for the purpose of evaluating goodwill impairment which are based on the geographic market areas of its restaurants. These five reporting units are Youngstown, OH, West Virginia, Pittsburgh, PA, St Louis, MO and Erie, PA. The Company has performed the annual goodwill impairment tests during fiscal 2011 and 2010 and determined that the fair value of each reporting unit was greater than its carrying value at each date. When a property is sold, the proportion that the sales proceeds of the property bears to the total fair value of the restaurants in the related market area is removed from the goodwill balance of that market.
The Company’s intangible asset amortization expense relating to its franchise agreements was $232,000 and $137,000 for fiscal 2011 and 2010, respectively. The estimated intangible amortization expense for each of the next five years is $109,000 per year.
The decrease in franchise agreements in fiscal 2011 resulted from the expiration of three licenses and the write off of agreements for four closed restaurants offset by $5,000 paid for a new agreement. The $89,000 decrease in goodwill resulted from the sale of three properties in the St. Louis market area.
NOTE 4. ACCRUED LIABILITIES
Accrued liabilities consist of the following at February 27, 2011 and February 28, 2010:

	2011	2010

Accrued compensation	$1,930,000	$1,854,000
Accrued taxes other than income taxes	899,000	955,000
Current portion of deferred gain on sale/leaseback	255,000	197,000
Current portion of supply agreement	236,000	263,000
Current portion of straight line rent	60,000	63,000
Other accrued expenses	758,000	552,000

	$4,138,000	$3,884,000

NOTE 5. DEBT
Debt consists of the following at February 27, 2011 and February 28, 2010:

	2011	2010

Mortgage debt, interest at 8.3-10.6%, through 2019, collateralized by 42 restaurants in 2011 and 43 restaurants in 2010 having a net book value at February 27, 2011 of $15,707,000 and at February 28, 2010 of $16,510,000	$14,627,000	$16,982,000

Mortgage debt, interest at 7.2-7.3% fixed through 2018 and variable thereafter, collateralized by two restaurants having a net book value at February 27, 2011 of $0 and at February 28, 2010 of $1,805,000	—	2,101,000

Equipment loan, interest at 7.1% fixed through 2017, collateralized by equipment at two restaurants	—	363,000

Equipment loan, interest at 13.27% fixed through 2014, collateralized by equipment at two restaurants	200,000	—

Mortgage debt, variable interest of 3.95% at February 27, 2011, amortization to 2028 with a term to 2013 collateralized by 13 restaurants in both 2011 and 2010 having a net book value at February 27, 2011 of $5,862,000 and at February 28, 2010 of $5,632,000	7,898,000	8,366,000

Equipment loan, variable interest of 4.7% at February 27, 2011, amortization to 2018 with a term to 2013 collateralized by the equipment at 17 restaurants	2,108,000	2,578,000

Equipment loan from franchisor for proprietary equipment, with variable interest rate of 2.26% as of February 27, 2011	16,000	—

Equipment loan, variable interest rate of 5.05% at February 27, 2011, amortization to 2018 with a term to 2013 collateralized by the equipment at 10 restaurants	2,200,000	2,500,000

	27,049,000	32,890,000
Less long term debt	—	29,725,000

Long term debt, current portion	$27,049,000	$3,165,000

The combined aggregate amounts of scheduled future maturities for all long-term debt, (as described below, all debt has been classified as current in the consolidated balance sheet), as of February 27, 2011:

2012	$3,263,000
2013	11,810,000
2014	3,911,000
2015	1,706,000
2016	1,251,000
Later years	5,108,000

$27,049,000

The Company paid interest relating to long-term debt of approximately $2,295,000 and $2,612,000 in fiscal 2011 and 2010, respectively.
During fiscal 2011, the Company incurred $138,000 of prepayment charges and the write-off of deferred financing costs relating to the early payment of debt to facilitate the disposal of a closed restaurant location and the sale/leaseback of two operating restaurants. During fiscal 2010, the Company incurred $85,000 of prepayment charges and deferred financing cost write offs related to the early payoff of debt to facilitate the sale of a closed restaurant location. These charges were offset by the return, by a lender, of $98,000 of prepayment penalties which were charged in error.
The Company’s debt arrangements require the maintenance of a consolidated fixed charge coverage ratio of 1.2 to 1 regarding all of the Company’s mortgage and equipment loans and the maintenance of individual restaurant fixed charge coverage ratios of between 1.2 and 1.5 to 1 on certain of the Company’s mortgage loans. Fixed charge coverage ratios are calculated by dividing the cash flow before taxes, rent and debt service (“EBITDAR”) for the previous 12 months by the debt service and rent due in the coming 12 months. Certain loans also require a consolidated funded debt (debt balance plus a calculation based on operating lease payments) to EBITDAR ratio of 5.5 or less. The consolidated and individual coverage ratios are computed quarterly. At the end of fiscal 2011, the Company was not in compliance with the consolidated fixed charge coverage ratio of 1.2 or with the funded debt to EBITDAR ratio of 5.5. As of the measurement date of February 27, 2011, the Company’s consolidated fixed charge coverage ratio was 1.07 to 1 and funded debt to EBITDAR was 5.7. Also, at the end of fiscal 2011 the Company was not in compliance with the individual fixed charge coverage ratio on 20 of its restaurant properties. The Company has not obtained waivers with respect to the non-compliance from the applicable lenders.
The Company has engaged the services of a financial advisor to renegotiate its existing financing arrangements and to raise replacement capital to fund its required restaurant image enhancement obligations discussed in Note 6. As discussed below in Subsequent Events, the Company began deferring the payment of principal and paying interest only on substantially all of its debt as part of a strategy to engage in the negotiation of recapitalization of the Company’s debt and in order to conserve operating cash while adjusting to the closure of twelve restaurants subsequent to February 27, 2011. As a result of this event of default, waivers of non-compliance were not obtained and all of the Company’s debt is classified as current in the balance sheet as of February 27, 2011. The Company is continuing with its plan to recapitalize its current debt using a combination of new debt and sale/leaseback financing which structure contemplates the payment of the debt on which it has not met its loan covenants. If the Company does not comply with the covenants of its various debt agreements and if the recapitalization plan is not executed successfully, the respective lenders will have certain remedies available to them which include calling the debt and the acceleration of payments. Noncompliance with the requirements of the Company’s debt agreements could also trigger cross-default provisions contained in the respective agreements.
Management expects that it will be able to complete the financial restructuring successfully. Nonetheless, given the level of the Company’s indebtedness and the cash requirements to fund image enhancement requirements under certain KFC restaurant franchise agreements, there can be no assurance that the Company’s lenders will consent to the restructuring, that the restructuring will be accomplished, or that other actions might not be taken by lenders that would impede the Company’s ability to satisfy its obligations.
The Company’s reduced debt payments and covenant violations discussed above could result in the exercise of certain remedies available to the lenders which may include calling of the debt, acceleration of payments or foreclosure on the Company’s assets which secure the debt. The lenders have not initiated any of these remedies, and management believes, but cannot assure, that these actions will not be taken prior to the Company completing the financial restructuring described above. However, if the lenders initiate any of the remedies, the Company’s ability to fulfill its obligations under its franchise agreements will be adversely affected, and there would be significant uncertainty as to the Company’s ability to complete a financial restructuring. Consequently, there is substantial doubt that the Company will be able to continue as a going concern, and therefore, if applicable, the Company may be unable to realize its asset carrying values and discharge its liabilities in the normal course of business. The financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts and classification of liabilities that may be necessary if the Company is unable to continue as a going concern.
NOTE 6. LEASE OBLIGATIONS AND OTHER COMMITMENTS
Property under capital leases at February 27, 2011 and February 28, 2010 are as follows:

	2011	2010

Leased property:
Buildings and land	$1,298,000	$1,298,000
Equipment, furniture and fixtures	16,000	16,000

Total	1,314,000	1,314,000
Less accumulated amortization	515,000	517,000

	$799,000	$797,000

Amortization of leased property under capital leases was $2,000 in fiscal 2011 and $83,000 in fiscal 2010.
Related obligations under capital leases at February 27, 2011 and February 28, 2010 are as follows:

	2011	2010

Capital lease obligations	$1,061,000	$1,105,000
Less current maturities	48,000	44,000

Long-term capital lease obligations	$1,013,000	$1,061,000

The Company paid interest of approximately $104,000 and $109,000 relating to capital lease obligations in fiscal 2011 and 2010, respectively.
Future minimum rental payments to be made under capital leases at February 27, 2011 are as follows:

2012	$148,000
2013	146,000
2014	147,000
2015	148,000
2015	149,000
Later years	1,121,000

1,859,000
Less amount representing interest at 10%	798,000

Total obligations under capital leases	$1,061,000

The Company’s operating leases for restaurant land and buildings are non-cancellable and expire on various dates through 2050. The leases have renewal options ranging from 5 to 20 years. Certain restaurant land and building leases require the payment of additional rent equal to an amount by which a percentage of annual sales exceeds annual minimum rentals.

Total contingent rentals were $57,000 and $82,000 in fiscal 2011 and 2010, respectively. Future non-cancellable minimum rental payments under operating leases at February 27, 2011 are as follows: 2012 - $2,307,000; 2013 — $2,139,000; 2014 — $1,857,000; 2015 — $1,544,000; 2016 — $1,308,000 and an aggregate $11,452,000 for the years thereafter. Future non-cancellable minimum rental payments under operating leases of locations closed subsequent to fiscal year end at February 27, 2011 are as follows: 2012 — $333,000; 2013 — $296,000; 2014 — $213,000; 2015 — $176,000; 2016 — $178,000 and an aggregate $1,987,000 for the years thereafter. Rental expense for all operating leases was $2,550,000 and $2,449,000 for fiscal 2011 and 2010, respectively, and is included in restaurant operating expenses in the consolidated statements of operations.
For KFC products, the Company is required to pay royalties of 4% of gross revenues and to expend an additional 5.5% of gross revenues on national and local advertising pursuant to its franchise agreements. For Taco Bell products, the Company is required to pay royalties of 5.5% of gross revenues and to expend an additional 4.5% of gross revenues on national and local advertising. KFC/Taco Bell “2n1” restaurants are operated under separate KFC and Taco Bell franchise agreements. For Pizza Hut products in either Taco Bell or KFC/Pizza Hut Express “2n1” restaurants the Company is required to pay royalties of 8.0% of Pizza Hut gross revenues and to expend an additional 2.0% of Pizza Hut gross revenues on national and local advertising. For A&W products in “2n1” restaurants the Company is required to pay royalties of 7% of A&W gross revenues and to expend an additional 4% of A&W gross revenues on national and local advertising. Total royalties and advertising, which are included in the Consolidated Statements of Operations as part of restaurant operating expenses, were $9,298,000 and $9,391,000 in fiscal 2011 and 2010, respectively.
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
The franchise agreements with KFC and Taco Bell Corporation require the Company to upgrade and remodel its restaurants to comply with the franchisors’ current standards within agreed upon timeframes. As discussed below, the Company has not met its obligations with respect to certain of its restaurants. As a result, the franchisor may terminate the franchise agreement for those restaurants. In the case of a restaurant containing two concepts, even though only one is required to be remodeled, additional costs will be incurred because the dual concept restaurant is generally larger and contains more equipment and signage than the single concept restaurant. If a property is of usable size and configuration, the Company can perform an image enhancement to bring the building to the current image of the franchisor. If the property is not large enough to fit a drive-thru or has some other deficiency, the Company would need to relocate the restaurant to another location within the trade area to meet the franchisor’s requirements.
As mentioned elsewhere in this report, subsequent to February 27, 2011, the Company was required by KFC Corporation to close twelve KFC locations because they did not meet the franchisor’s current image. Image enhancement requirements for these closed locations were formerly included in the capital requirements schedules published by the Company and have now been removed. As discussed in Note 12 to the consolidated financial statements, the Company has entered into a Pre-negotiation Agreement with KFC Corporation with the intention of arriving at a definitive schedule for the completion of the image enhancement of thirteen KFC restaurants which were the subject of default notices received on May 2, 2011, as well as other restaurant locations. The negotiations which are being conducted under the Pre-negotiation Agreement involve mainly restaurants with delinquent image enhancement requirement dates or dates that are two years or less in the future. The capital requirements for these restaurants are included in the schedule in the time frame where management believes they are most likely to be when the definitive agreement is completed. A deposit toward the completion of the initial two image enhancements is shown on the Company’s balance sheet at February 27, 2011 as restricted cash. The Company will be required to place the restricted cash, as well as other amounts calculated to fund the first two image enhancements in an escrow account. The following schedule contains the capital requirements for image enhancements of restaurants for which the due dates are either estimated or definitive:

Number of Units	Period	Type	Capital Cost (1)
8	Fiscal 2012	Remodels	$2,425,000
5	Fiscal 2013	Remodels	1,625,000
1	Fiscal 2013	Relo (2)	400,000
	Total 2013		2,025,000
3	Fiscal 2014	Remodels	625,000
3	Fiscal 2014	Relo (2)	1,200,000
	Total 2014		1,825,000
1	Fiscal 2015	Remodels	150,000
5	Fiscal 2018	Remodels	3,650,000
16	Fiscal 2020	Remodels	750,000
3	Fiscal 2021	Romodels	450,000

45	Total		$11,275,000

(1)	These amounts are based on estimates of current construction costs and actual costs may vary.

(2)	Relocations of fee owned properties are shown net of expected recovery of capital from the sale of the former location. Relocation of leased properties assumes the capital cost of only equipment because it is not known until each lease is finalized whether the lease will be a capital or operating lease.
As mentioned elsewhere in this report and other reports, the Company has been utilizing the services of a financial advisor to renegotiate its existing financing arrangements and to raise replacement capital to fund its image enhancement requirements. While the Company believes it will be successful in these restructuring activities, no assurance can be given that all parties will cooperate in the financial restructuring which would cast doubt on its successful completion. Also, if the negotiations under the Pre-negotiation Agreement are not successful the franchisor will likely terminate the franchise agreements on the affected restaurants. The termination of those franchise agreements would have a material adverse effect on the Company’s financial condition and results of operations.
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
NOTE 7. NET INCOME (LOSS) PER COMMON SHARE
Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period which totaled 2,934,995 for both fiscal 2011 and 2010. Diluted net income (loss) per common share is based on the combined weighted average number of shares and dilutive stock options outstanding during the period which totaled 2,934,995 and 2,991,941 for fiscal 2011 and 2010, respectively. For the fiscal 2011 and fiscal 2010, zero stock options and 7,500 stock options respectively were excluded from the computation of diluted earnings per share because they were anti-dilutive. For the fourth quarter ended February 27, 2011 and the fourth quarter ended February 28, 2010, zero stock options and 7,500 stock options respectively were excluded from the computation of diluted earnings per share because they were anti-dilutive. No dilution was calculated for periods in which there was a loss. In computing diluted net income (loss) per common share, the Company has utilized the treasury stock method. The following table reconciles the difference between basic and diluted earnings per common share:

	Fiscal year ended February 27, 2011			Fiscal year ended February 28, 2010
	Net income	Shares	Per Share	Net loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS
Income (loss) available to common shareholders	$(988,000)	2,934,995	$(0.34)	$396,000	2,934,995	$0.13

Effect of Dilutive Securities
Weighted Average Stock Options	—	—		—	56,946

Diluted EPS
Income (loss) available to common shareholders	$(988,000)	2,934,995	$(0.34)	$396,000	2,991,941	$0.13

Options for 149,000 shares, exercisable at $1.50 per share expire on November 5, 2018.
NOTE 8. INCOME TAXES
There is no current federal tax provision for fiscal 2011 and 2010. The state and local tax provisions for fiscal 2011 and 2010 are a benefit of $1,000 and a provision of $4,000, respectively. The deferred tax provisions for fiscal 2011 and 2010 are $638,000 and $336,000, respectively and resulted from changes in the balance of net deferred tax assets, deferred tax liabilities associated with indefinite lived intangible assets and the valuation allowance for deferred tax assets.
There are no current federal tax provisions for the fourth quarter of fiscal 2011 and 2010. The state and local tax provisions for the quarter are a benefit of $3,000 compared to a benefit of $8,000 for the comparable prior quarter. The deferred tax provision for the quarter was $199,000 compared to a benefit of $294,000 for the comparable prior quarter. The fourth quarter of fiscal 2011 includes an increase in the deferred tax valuation allowance of $755,000 and fiscal 2010 includes a decrease in the deferred tax valuation allowance of $165,000.
A reconciliation of the provision for income taxes and income taxes calculated at the statutory tax rate of 34% is as follows:

	2011	2010
Tax provision (benefit) at statutory rate	$(120,000)	$250,000
State and local taxes, net of federal benefit	(1,000)	2,000
Deferred tax provision-change in valuation allowance	745,000	(124,000)
Deferred tax provision-change in deferred state and local income taxes	(12,000)	54,000
Deferred tax provision-change in effective tax rate	11,000	44,000
Deferred tax provision-change in estimated deferred tax items	85,000	206,000
Employment tax credits	(68,000)	(73,000)
Other	(3,000)	(19,000)

	$637,000	$340,000

The components of deferred tax assets (liabilities) at February 27, 2011 and February 28, 2010 are as follows:

	2011	2010
Accrued expenses not currently deductible	$266,000	$244,000
Prepaid expenses	(224,000)	(174,000)
Inventory valuation	5,000	5,000
Current portion of advance payments	54,000	79,000
Current deferred tax valuation allowance	(99,000)	(139,000)

Current portion of deferred taxes	2,000	15,000

Operating loss carryforwards	2,078,000	1,688,000
Charitable contributions	43,000	—

	2011	2010
Tax credit carryforwards	514,000	403,000
Stock options	55,000	55,000
Property and equipment	1,409,000	1,715,000
Deferred gain on sale/leaseback	1,476,000	1,224,000
Advance payments	88,000	125,000
Intangible assets	(161,000)	(112,000)
Deferred tax asset valuation allowance	(5,398,000)	(4,614,000)

Net non-current deferred tax asset	104,000	484,000
Deferred tax liabilities associated with indefinite lived intangible assets	(2,616,000)	(2,371,000)

Net total non-current deferred taxes	$(2,512,000)	$(1,887,000)

The valuation allowance increased $745,000 during fiscal 2011 and decreased $124,000 during fiscal 2010 from changes in projections regarding the future realization of deferred tax assets. The valuation allowance was calculated based on arriving at a net deferred tax asset equal to the deferred items expected to be realized using two years of projected income, which is more likely than not to be achieved.
At February 27, 2011, the Company has net operating loss carryforwards which, if not utilized, will expire as follows:

2023	$705,000
2024	383,000
2025	1,481,000
2028	1,022,000
2029	997,000
2030	232,000
2031	1,036,000

Total	$5,856,000

The net operating loss carryforwards include $438,000 attributable to stock options exercised where the tax benefit has not yet been realized. The tax benefit of $168,000 will be credited to equity if realized. The Company also has alternative minimum tax net operating loss carryforwards of $4,729,000 that will expire, if not utilized, in varying amounts through fiscal 2031. These carryforwards are available to offset up to 90% of alternative minimum taxable income that would otherwise be taxable. As of February 27, 2011, the Company has charitable contribution deduction carryforwards of $111,000, alternative minimum tax credit carryforwards of $108,000 and employment tax credit carryforwards of $406,000.
In connection with the provisions of ASC Topic 740, the Company has analyzed its filing positions in all of the federal, state and local jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The earliest year that the Company is subject to federal, state and local examination is the fiscal year ended February 25, 2007. However, net operating loss carryforwards generated from 2002 through 2004 remain subject to adjustment by taxing authorities. The Company believes that its income tax filing positions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded on the financial statements. Accordingly, the Company does not expect any material change in the next 12 months of the unrecognized tax benefits nor recognition of amounts that would affect the Company’s annual effective tax rate.
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

At the Company’s annual meeting on June 25, 1999 the shareholders approved the Key Employees Stock Option Plan. This plan allows the granting of options covering 291,000 shares of stock and has essentially the same provisions as the Stock Option Plan for Executives and Managers which was discussed above. Options for 129,850 shares were granted to executives and managers of the Company on January 7, 2000 at an exercise price of $3.00. Options for 11,500 shares were granted to executives on April 27, 2001 at an exercise price of $.85. Options for 149,650 shares were granted to executives on November 6, 2008 at an exercise price of $1.50. As of February 27, 2011, no options were available for grant under either plan.
For the fiscal year ended February 27, 2011 the Company reported no compensation expense and for the fiscal year ended February 28, 2010 the Company reported $56,000 of compensation expense related to the stock options granted in November 2008. The calculation of compensation expensed was made using the simplified method with volatility of 70% and risk free rate of 4.299%.
No options were granted during fiscal years 2011 or 2010. During fiscal 2011 and 2010 no options were exercised. As of February 27, 2011 and February 28, 2010 there were 149,000 options outstanding and exercisable at a weighted average exercise price of $1.50 per share. The table below summarizes the stock option activity for the fiscal year ended February 27, 2011:

Shares
Balance February 28, 2010	149,000
Expired	—

Balance February 27, 2011	149,000

The following table summarizes information about stock options outstanding at February 27, 2011:

Exercise Price	Outstanding 2-27-11	Average Life	Number Exercisable
$1.50	149,000	7.7	149,000

On April 8, 1999, the Company adopted a Shareholder Rights Plan in which the Board of Directors declared a distribution of one Right for each of the Company’s outstanding Common Shares. Each Right entitles the holder to purchase from the Company one one-thousandth of a Series A Preferred Share (a “Preferred Share”) at a purchase price of $30.00 per Right, subject to adjustment. One one-thousandth of a Preferred Share is intended to be approximately the economic equivalent of one Common Share. During fiscal 2008 the Board of Directors voted to extend the term of its Shareholder Rights Plan from April 7, 2009 to April 7, 2014 and to make several technical amendments to the Plan. The Rights will expire on April 7, 2014, unless redeemed by the Company as described below.
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
NOTE 10. 401(k) RETIREMENT PLAN

The Company has a 401(k) Retirement Plan in which employees age 21 or older are eligible to participate. The Company makes a 30% matching contribution on employee contributions of up to 6% of their salary. During fiscal 2011 and 2010, the Company incurred $71,000 and $65,000, respectively, in expenses for matching contributions to the plan.
NOTE 11. FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company’s debt is reported at historical cost, based upon stated interest rates which represented market rates at the time of borrowing. Due to subsequent declines in credit quality throughout the restaurant industry resulting from weak and volatile operating performance and related declines in restaurant values, the market for fixed rate mortgage debt for restaurant financing is currently extremely limited. The Company’s debt is not publicly traded and there are few lenders or financing transactions for similar debt in the marketplace at this time. Consequently, management has not been able to identify a market for fixed rate restaurant mortgage debt with a similar risk profile, and has concluded that it is not practicable to estimate the fair value of the Company’s debt as of February 27, 2011.
NOTE 12. SUBSEQUENT EVENTS
As previously reported in the Form 8-K filed by the Company on March 16, 2011, subsequent to the Company’s fiscal year end of February 27, 2011, termination notices were received from KFC Corporation regarding 10 of the Company’s KFC restaurant locations. After discussions with KFC Corporation, two of the restaurants were removed from the list of terminations and four more were added, bringing the total number of restaurants which the Company was required to close to twelve. The twelve restaurants were closed between March 30 and April 15, 2011. The restaurants which were closed were all of the older KFC image generally referred to as “Series 38” and were terminated due to the Company’s inability to remodel the restaurants to the current KFC image. The twelve restaurants had total sales of $8,342,000 and restaurant level income of $184,000 during the year preceding their closing. Of the twelve closed locations, the Company intends to sell the property from the six fee owned locations and sub-lease or terminate the leases on the six leased properties.
Beginning with the debt payments due April 1, 2011, as previously disclosed in a report on Form 8-K filed April 8, 2011, the Company began paying interest only on substantially all of its debt. The purpose of this strategic default was to begin negotiations with the lenders regarding the forgiveness of prepayment penalties to facilitate the refinancing of the debt and also to conserve operating cash while the closing of the twelve restaurants was conducted and trailing liabilities are paid off. The Company received on May 24, 2011 a notice of default from one of its lenders regarding debt secured by 28 of its restaurant properties. On the same date and from the same lender the Company also received and entered into a letter agreement which defines the terms under which the lender will engage in discussions regarding the possible restructuring of the debt covered by the default. Also, the Company has been engaged in discussions with its other primary lender regarding the possible restructuring of its debt. Nonetheless, given the level of the Company’s indebtedness and other demands on its cash resources, there can be no assurance that the Company’s lenders will consent to the restructuring, that the restructuring will be accomplished, or that other actions might not be taken by creditors that would impede the Company’s ability to satisfy its obligations.
On May 3, 2011, subsequent to the Company’s fiscal year end of February 27, 2011, the Company completed the sale and leaseback of its KFC restaurant property in Ashtabula, OH. The proceeds of the sale were used to pay off the mortgage debt on the property as well as certain other debt in the same trust and will also be used to fund the image enhancement of the Ashtabula, OH restaurant as well as contribute to the image enhancement of other properties. The payoff of the debt related to the sale and leaseback of the Ashtabula, OH property reduced the Company’s principal and interest payments by approximately $126,000 annually, the Company’s debt balance by approximately $264,000 and will add approximately $62,000 in annual lease payments.
As previously reported in the Form 8-K filed by the Company on May 20, 2011, subsequent to the Company’s fiscal year end of February 27, 2011, the Company has entered into a pre-negotiation agreement with KFC Corporation regarding its schedule for the image enhancement of its restaurants. In furtherance of its ongoing negotiations with KFC regarding the Company’s required image enhancement obligations related to other restaurants, on May 19, 2011 the Company and KFC entered into a Pre-negotiation Agreement, similar to the Pre-negotiation Agreement entered into on November 10, 2010, as described in the Company’s Form 8-K filed on the same date, outlining the conditions of reaching a final agreement related to the Company’s required image enhancement obligations. Under the May 19, 2011 Pre-negotiation Agreement, KFC has agreed to forbear until August 31, 2011 from terminating the franchise agreements on the 13 operating restaurants on which KFC on May 2, 2011 delivered to the Company a notice of default (for failure to timely comply with required image enhancement obligations) provided that the Company is in compliance with certain forbearance conditions, which include, among others, that (i) the Company is paid up on amounts owing under the franchise agreements, (ii) the Company is not in default of its obligations under the franchise agreements (other than the image enhancement obligations), (iii) the Company submits to KFC a written proposal by June 20, 2011 detailing how the Company will obtain the necessary funds to enable it to comply with the Company’s image enhancement obligations, (iv) the Company will establish a remodel escrow account, and (v) the Company will enter into a definitive remodel agreement with KFC by August 31, 2011.
Even though the Pre-negotiation Agreement outlines generally the mutually acceptable terms of a final agreement related to the Company’s image enhancement obligations, there can be no assurance that the Company (i) will be able to reach an agreement with KFC regarding image enhancements that would extend the time periods for completion of the required image enhancements, or (ii) will complete the financial restructuring or that the restructuring will create the ability for the Company to complete a satisfactory number of image enhancements. If KFC exercises its termination rights, it is unclear, what, if any, action the Company’s landlords and creditors may take under cross default provisions of the Company’s agreements that would impede the Company’s ability to satisfy its obligations. The termination of those franchise agreements would have a material adverse effect on the Company’s financial condition and results of operations.
NOTE 13. NEW ACCOUNTING STANDARDS
ASU 2010-06 January, 2010. Topic 820 “Fair Value Measurements and Disclosures” This update improves the disclosures regarding fair value measurements including information regarding the level of disaggregation of assets and liabilities and the valuation methods being employed. The provisions of this update are effective and have been adopted for the Company’s fiscal year ending February 27, 2011. The Company has determined that the changes to the accounting standards required by this update do not have a material effect on the Company’s financial position or results of operations.
ASU 2010-28 December, 2010. Topic 350 “Intangibles — Goodwill and Other” This update defines when to perform step 2 of the goodwill impairment test and provides guidance for performing the test during interim periods in addition to the annual test. The provisions of this update are effective for the Company’s fiscal year ending February 26, 2012 and early adoption is not permitted. The Company has determined that the changes to the accounting standards required by this update will not have a material effect on the Company’s financial position or results of operations.

NOTE 14. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

		Fiscal 2011 Quarter Ended
	May 23,	August 15,	November 7,	February 27,
	2010	2010	2010	2011

Revenues	$22,170,000	$21,673,000	$21,257,000	$24,791,000
Operating costs and expenses, net	20,639,000	20,909,000	20,637,000	25,485,000
Operating income (loss)	1,531,000	764,000	620,000	(694,000)
Net income (loss)	575,000	163,000	(54,000)	(1,672,000)
Basic net income (loss) per share	0.20	0.06	(0.02)	(0.57)
Fully diluted net income (loss) per share	0.19	0.05	(0.02)	(0.57)

		Fiscal 2010 Quarter Ended
	May 24,	August 16,	November 8,	February 28,
	2009	2009	2009	2010

Revenues	$22,931,000	$23,202,000	$20,645,000	$23,766,000
Operating costs and expenses, net	21,846,000	21,928,000	19,533,000	24,039,000
Operating income (loss)	1,085,000	1,274,000	1,112,000	(273,000)
Net income (loss)	354,000	320,000	426,000	(704,000)
Basic net income (loss) per share	0.12	0.11	0.15	(0.24)
Fully diluted net income (loss) per share	0.12	0.11	0.14	(0.24)
Due to rounding, the per share amounts above may not add to the year end amounts.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”) carried out an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)) as of the end of the period covered by this report. Disclosure controls and procedures are designed only to provide reasonable assurance that controls and procedures will meet their objectives. Based on that evaluation, the Company’s PEO and PFO, concluded that our disclosure controls and procedures were effective as of February 27, 2011.
Changes in Internal Control Over Financial Reporting
The PEO and PFO also have concluded that in the fourth quarter of the fiscal year ended February 27, 2011, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). In evaluating the Company’s internal control over financial reporting, management has adopted the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Under the supervision and with the participation of our management, including the PEO and PFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of February 27, 2011. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management has concluded that our internal control over financial reporting was effective as of February 27, 2011.
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
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information on directors and corporate governance of the Company is incorporated herein by reference to the Definitive Proxy Statement for the 2011 annual meeting of shareholders to be held on June 24, 2011.
Information regarding the executive officers of the Company is reported in a separate section captioned “Executive Officers of the Company” included in Part I hereof.
ITEM 11. EXECUTIVE COMPENSATION
Information on executive compensation is incorporated herein by reference to the Definitive Proxy Statement for the 2011 annual meeting of shareholders to be held on June 24, 2011.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
Information on security ownership of certain beneficial owners and management and relate shareholder matters is incorporated herein by reference to the Definitive Proxy Statement for the 2011 annual meeting of shareholders to be held on June 24, 2011 and to Item 5 of Part II hereof.
ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information on certain relationships and related transactions is incorporated herein by reference to the Definitive Proxy Statement for the 2011 annual meeting of shareholders to be held on June 24, 2011.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information on Principal accountant fees and services is incorporated herein by reference to the Definitive Proxy Statement for the 2011 annual meeting of shareholders to be held on June 24, 2011.

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

Morgan’s Foods, Inc.
Dated: May 31, 2011	By:	/s/ Leonard R. Stein-Sapir
Leonard R. Stein-Sapir
Chairman of the Board, Chief Executive Officer & Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Leonard R. Stein-Sapir	By:	/s/ Marilyn A. Eisele
	Leonard R. Stein-Sapir		Marilyn A. Eisele
	Chairman of the Board,		Director
	Chief Executive Officer & Director		Dated: May 31, 2011
Dated: May 31, 2011

By:	/s/ James J. Liguori	By:	/s/ Bahman Guyuron
	James J. Liguori		Bahman Guyuron
	Director, President &		Director
	Chief Operating Officer		Dated: May 31, 2011
Dated: May 31, 2011

By:	/s/ Kenneth L. Hignett	By:	/s/ Steven S. Kaufman
	Kenneth L. Hignett		Steven S. Kaufman
	Director, Senior Vice President,		Director
	Chief Financial Officer & Secretary		Dated: May 31, 2011
also as Principal Accounting Officer
Dated: May 31, 2011

By:	/s/ Bernard Lerner
Bernard Lerner
Director
Dated: May 31, 2011

INDEX TO EXHIBITS

Exhibit
Number	Exhibit Description
3.1	Amended Articles of Incorporation, as amended (9)

3.2	Amended Code of Regulations (9)

4.1	Specimen Certificate for Common Shares (1)

4.2	Shareholder Rights Plan (2)

4.3	Amendment to Shareholder Rights Agreement (8)

10.1	Specimen KFC Franchise Agreements (3)

10.2	Specimen Taco Bell Franchise Agreement (4)

10.3	Executive and Manager Nonqualified Stock Option Plan (5)

10.4	Key Employee Nonqualified Stock Option Plan (5)

10.6	Form Mortgage Loan Agreement with Captec Financial Group, Inc. (6)

10.7	Pre-negotiation Agreement with KFC Corporation dated November 8, 2010

14	Code of Ethics for Senior Financial Officers (7)

19	Form of Indemnification Contract between Registrant and its Officers and Directors (5)

21	Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm — Grant Thornton LLP

31.1	Certification of the Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Senior Vice President, Chief Financial Officer & Secretary pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chairman of the Board and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Senior Vice President, Chief Financial Officer and Secretary pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to the Registrant’s Registration Statement (No. 33-35772) on Form S-2 and incorporated herein by reference.

(2)	Filed as an exhibit to the Registrant’s Form 8-A dated May 7, 1999 and incorporated herein by reference.

(3)	Filed as an exhibit to the Registrant’s Registration Statement (No. 2-78035) on Form S-1 and incorporated herein by reference.

(4)	Filed as an exhibit to Registrant’s Form 10-K for the 2000 fiscal year and incorporated herein by reference.

(5)	Filed as an exhibit to the Registrant’s Form S-8 filed November 17, 1999 and incorporated herein by reference.

(6)	Filed as an exhibit to the Registrant’s Form 10-K for the 1996 fiscal year and incorporated herein by reference.

(7)	Filed as an exhibit to the Registrant’s Form 10-K for the 2004 fiscal year and incorporated herein by reference.

(8)	Filed as an exhibit to the Registrant’s Form 8-A/A filed June 9, 2003 and incorporated herein by reference.

(9)	Filed as an exhibit to the Registrant’s Form 10-K for the 2010 fiscal year and incorporated herein by reference.