Form 10-Q
period 2011-05-22
MORGANS FOODS INC
filed 2011-07-06
CIK 68145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended May 22, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 1, 2011, the issuer had 2,934,995 common shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MORGAN’S FOODS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Quarter Ended
	May 22, 2011	May 23, 2010
Revenues	$19,562,000	$22,170,000

Cost of sales:
Food, paper and beverage	6,497,000	6,757,000
Labor and benefits	5,685,000	6,256,000
Restaurant operating expenses	4,864,000	5,676,000
Depreciation and amortization	602,000	647,000
General and administrative expenses	1,249,000	1,253,000
Loss on restaurant assets	96,000	50,000

Operating income	569,000	1,531,000
Interest expense:
Prepayment and deferred financing costs	33,000	98,000
Bank debt and notes payable	469,000	561,000
Capital leases	23,000	24,000
Other expense, net	87,000	89,000

Income (loss) before income taxes	(43,000)	759,000
Provision for income taxes	174,000	184,000

Net income (loss)	$(217,000)	$575,000

Basic net income (loss) per common share:	$(0.07)	$0.20

Diluted net income (loss) per common share:	$(0.07)	$0.19

Basic weighted average number of shares outstanding	2,934,995	2,934,995
Diluted weighted average number of shares outstanding	2,934,995	3,033,634

See notes to these consolidated financial statements

MORGAN’S FOODS, INC.

CONSOLIDATED BALANCE SHEET

	May 22, 2011	February 27, 2011
	(UNAUDITED)
ASSETS
Current assets:
Cash and equivalents	$3,317,000	$3,034,000
Restricted Cash	252,000	140,000
Receivables	434,000	561,000
Inventories	647,000	715,000
Prepaid expenses	558,000	799,000
Deferred tax asset	—	2,000
Assets held for sale	1,650,000	545,000

	6,858,000	5,796,000
Property and equipment:
Land	7,832,000	8,677,000
Buildings and improvements	16,758,000	18,861,000
Property under capital leases	1,314,000	1,314,000
Leasehold improvements	9,518,000	9,502,000
Equipment, furniture and fixtures	17,967,000	19,128,000
Construction in progress	19,000	19,000

	53,408,000	57,501,000
Less accumulated depreciation and amortization	27,644,000	29,663,000

	25,764,000	27,838,000
Other assets	382,000	410,000
Franchise agreements, net	896,000	906,000
Goodwill	9,138,000	9,138,000

	$43,038,000	$44,088,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Long-term debt, current	$26,458,000	$27,049,000
Current maturities of capital lease obligations	48,000	48,000
Accounts payable	3,373,000	4,331,000
Accrued liabilities	4,398,000	4,138,000

	34,277,000	35,566,000
Long-term debt	—	—
Long-term capital lease obligations	1,002,000	1,013,000
Other long-term liabilities	4,657,000	4,362,000
Deferred tax liabilities	2,684,000	2,512,000
SHAREHOLDERS’ EQUITY
Preferred shares, 1,000,000 shares authorized, no shares outstanding	—	—
Common stock, no par value
Authorized shares - 25,000,000
Issued shares - 2,969,405	30,000	30,000
Treasury shares - 34,410	(81,000)	(81,000)
Capital in excess of stated value	29,488,000	29,488,000
Accumulated deficit	(29,019,000)	(28,802,000)

Total shareholders’ equity	418,000	635,000

	$43,038,000	$44,088,000

See notes to these consolidated financial statements

MORGAN’S FOODS, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

					Capital in		Total
	Common Shares		Treasury Shares		Excess of	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Stated Value	Deficit	Equity
Balance February 27, 2011	2,969,405	$30,000	(34,410)	$(81,000)	$29,488,000	$(28,802,000)	$635,000
Net loss						(217,000)	(217,000)

Balance May 22, 2011	2,969,405	$30,000	(34,410)	$(81,000)	$29,488,000	$(29,019,000)	$418,000

See notes to these consolidated financial statements.

MORGAN’S FOODS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Twelve Weeks Ended
	May 22, 2011	May 23, 2010
Cash flows from operating activities:
Net income (loss)	$(217,000)	$575,000
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	602,000	647,000
Amortization of deferred financing costs	24,000	26,000
Amortization of supply agreement advances	(240,000)	(282,000)
Funding from supply agreements	721,000	764,000
Deferred income taxes	174,000	180,000
Disposal of restaurant assets	96,000	50,000
Changes in assets and liabilities:
Deposit to restricted cash account	(112,000)	—
Receivables	128,000	(25,000)
Inventories	68,000	(80,000)
Prepaid expenses	241,000	147,000
Other assets	4,000	(13,000)
Accounts payable	(958,000)	387,000
Accrued liabilities	(260,000)	89,000

Net cash provided by operating activities	271,000	2,465,000

Cash flows from investing activities:
Proceeds from sale of restaurant	—	232,000
Capital expenditures	(87,000)	(381,000)
Proceeds from sale/leaseback transactions	717,000	—
Purchase of franchise agreements	(16,000)	—

Net cash provided by (used in) investing activities	614,000	(149,000)

Cash flows from financing activities:
Principal payments on long-term debt	(336,000)	(743,000)
Principal payments on capital lease obligations	(11,000)	(10,000)
Bank debt repayment in advance	(255,000)	(451,000)

Net cash used in financing activities	(602,000)	(1,204,000)

Net change in cash and equivalents	283,000	1,112,000
Cash and equivalents, beginning balance	3,034,000	4,205,000

Cash and equivalents, ending balance	$3,317,000	$5,317,000

Supplemental Cash Flow Information:

Interest paid on debt and capitalized leases was $521,000 and $624,000 in fiscal 2012 and 2011, respectively.

There were no cash payments for income taxes in fiscal 2012 and cash refunds were ($15,000) in fiscal 2011.

See notes to these consolidated financial statements.

MORGAN’S FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The interim consolidated financial statements of Morgan's Foods, Inc. (the “Company”) have been prepared without audit. In the opinion of Company management, all adjustments have been included. Unless otherwise disclosed, all adjustments consist only of normal recurring adjustments necessary for a fair statement of results of operations for the interim periods. These unaudited financial statements have been prepared using the same accounting principles that were used in preparation of the Company’s annual report on Form 10-K for the year ended February 27, 2011. Certain prior period amounts have been reclassified to conform to current period presentations. The results of operations for the twelve weeks ended May 22, 2011 are not necessarily indicative of the results to be expected for the full year. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the fiscal year ended February 27, 2011.

The Company’s debt is reported at historical cost, based upon stated interest rates which represented market rates at the time of borrowing. Due to subsequent declines in credit quality throughout the restaurant industry resulting from weak and volatile operating performance and related declines in restaurant values, the market for fixed rate mortgage debt for restaurant financing is currently extremely limited. The Company’s debt is not publicly traded and there are few lenders or financing transactions for similar debt in the marketplace at this time. Consequently, management has not been able to identify a market for fixed rate restaurant mortgage debt with a similar risk profile, and has concluded that it is not practicable to estimate the fair value of the Company’s debt as of May 22, 2011.

Certain prior period items are reclassified to conform to the current period presentations.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

ASU 2011-04 May, 2011 - Topic 820 “Fair Value Measurement”

This update creates comparability in fair value measurement between Generally Accepted Accounting Principles (“GAAP”) and International Financial Reporting Standards (“IFRS”). The update enhances the disclosures required for entities presenting assets at fair value. The Company has determined that the changes to the accounting standards required by this update do not have a material effect on the Company’s financial position or results of operations.

ASU 2011-05 June, 2011 - Topic 220 “Comprehensive Income”

This update facilitates the convergence of GAAP and IFRS by eliminating certain options for presenting comprehensive income that are inconsistent with IFRS. The Company has determined that the changes to the accounting standards required by this update do not have a material effect on the Company’s financial position or results of operations.

NOTE 3 – NET INCOME (LOSS) PER COMMON SHARE

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

	Quarter ended May 22, 2011			Quarter ended May 23, 2010
	Net income	Shares	Per Share	Net income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS
Income (loss) available to common shareholders	$(217,000)	2,934,995	$(0.07)	$575,000	2,934,995	$0.20

Effect of Dilutive Securities
Weighted Average Stock Options	—	—		—	98,639

Diluted EPS
Income (loss) available to common shareholders	$(217,000)	2,934,995	$(0.07)	$575,000	3,033,634	$0.19

NOTE 4 – DEBT

The Company’s debt arrangements require the maintenance of a consolidated fixed charge coverage ratio of 1.20 to 1 regarding all of the Company’s loans and the maintenance of individual restaurant fixed charge coverage ratios of between 1.20 and 1.50 to 1 on certain of the Company’s individual restaurant loans. A portion of the Company’s debt also contains a funded debt to EBITDAR (earnings before interest, taxes, depreciation, amortization and rent) requirement of 5.5. Fixed charge coverage ratios are calculated by dividing the cash flow before rent and debt service for the previous 12 months by the debt service and rent due in the coming 12 months. In the calculation of funded debt to EBITDAR, funded debt is the next twelve month operating lease obligation times eight plus the debt balance at the measurement date. The funded debt is then divided by the prior twelve month EBITDAR to obtain the calculated ratio. The consolidated and individual ratios are all computed quarterly. As of May 22, 2011, the Company was not in compliance with the consolidated fixed charge coverage ratio of 1.2 or with the funded debt to EBITDAR ratio of 5.5. As of the measurement date of May 22, 2011, the Company’s consolidated fixed charge coverage ratio was 0.95 to 1 and funded debt to EBITDAR was 6.2. Also, at the end of the fiscal first quarter of 2012 the Company was not in compliance with the individual fixed charge coverage ratio on 21 of its restaurant properties including five closed locations. The Company has not obtained waivers with respect to the non-compliance from the applicable lenders at May 22, 2011 and at February 27, 2011.

The Company has engaged the services of a financial advisor to renegotiate its existing financing arrangements and to raise replacement capital to fund its required restaurant image enhancement obligations discussed in Note 6. As disclosed previously in its public filings, in April 2011 the Company began deferring the payment of principal and paying interest only on substantially all of its debt as part of a strategy to engage in the negotiation of recapitalization of its debt and in order to conserve operating cash while adjusting to the closure of twelve restaurants during April 2011. As a result of this event of default, all of the Company’s debt is classified as current in the balance sheets as of May 22, 2011 and February 27, 2011 since waivers of non-compliance were not obtained. The Company is continuing with its plan to recapitalize its existing debt using a combination of new debt and sale/leaseback financing which structure contemplates the payment of the debt on which it has not met its loan covenants. If the Company does not comply with the covenants of its various debt agreements and if the recapitalization plan is not executed successfully, the respective lenders will have certain remedies available to them which include calling the debt and the acceleration of payments. Noncompliance with the requirements of the Company’s debt agreements could also trigger cross-default provisions contained in the respective agreements.

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

NOTE 5 - STOCK OPTIONS

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

At the Company’s annual meeting on June 25, 1999 the shareholders approved the Key Employees Stock Option Plan. This plan allows the granting of options covering 291,000 shares of stock and has essentially the same provisions as the Stock Option Plan for Executives and Managers which was discussed above. Options for 129,850 shares were granted to executives and managers of the Company on January 7, 2000 at an exercise price of $3.00. Options for 11,500 shares were granted to executives on April 27, 2001 at an exercise price of $.85, all of which have either expired or been exercised. Options for 149,650 common shares were granted on November 6, 2008 at the closing price on that day of $1.50 per share of which 147,650 are currently outstanding. The options vested in six months and expire ten years after date of issue.

As of May 22, 2011, a total of 148,000 options were outstanding, fully vested and exercisable at a weighted average exercise price of $1.50 per share. No options are available for grant.

The following table summarizes information about stock options outstanding at May 22, 2011:

Exercise Prices	Outstanding 5-22-11	Average Life	Number Exercisable
1.50	148,000	7.4	148,000

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

During April 2011 the Company was required by KFC Corporation to close twelve KFC locations because they did not meet the franchisor’s current image. Image enhancement requirements for these closed locations were formerly included in the capital requirements schedules published by the Company and have now been removed. As discussed in its report on Form 8-K filed May 20, 2011, the Company has entered into a Pre-negotiation Agreement with KFC Corporation with the intention of arriving at a definitive schedule for the completion of the image enhancement of thirteen KFC restaurants which were the subject of default notices received on May 2, 2011, as well as other restaurant locations. Under the May 19, 2011 Pre-negotiation Agreement, KFC has agreed to forbear until August 31, 2011 from terminating the franchise agreements on the 13 operating restaurants on which KFC on May 2, 2011 delivered to the Company a notice of default (for failure to timely comply with required image enhancement obligations) provided that the Company is in compliance with certain forbearance conditions, which include, among others, that (i) the Company is paid up on amounts owing under the franchise agreements, (ii) the Company is not in default of its obligations under the franchise agreements (other than the image enhancement obligations), (iii) the Company submits to KFC a written proposal by June 20, 2011 (which the Company has submitted) detailing how the Company will obtain the necessary funds to enable it to comply with the Company’s image enhancement obligations, (iv) the Company will establish a remodel escrow account, and (v) the Company will enter into a definitive remodel agreement with KFC by August 31, 2011.

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

The negotiations which are being conducted under the Pre-negotiation Agreement involve mainly restaurants with delinquent image enhancement requirement dates or dates that are two years or less in the future. The capital requirements for these restaurants are included in the schedule in the time frame where management believes they are most likely to be when the definitive agreement is completed. A deposit toward the completion of the initial two image enhancements is shown on the Company’s balance sheet at May 22, 2011 as restricted cash and the image enhancement of both restaurants was completed during June 2011, subsequent to the balance sheet date. The following schedule contains the capital requirements for image enhancements of restaurants for which the due dates are either estimated or definitive:

Number of Units	Period	Type	Capital Cost (1)
8	Fiscal 2012	Remodels	$2,600,000
6	Fiscal 2013	Remodels	1,950,000
2	Fiscal 2013	Relo (2)	800,000
	Total 2013		2,750,000
3	Fiscal 2014	Remodels	450,000
1	Fiscal 2014	Relo (2)	400,000
	Total 2014		850,000
1	Fiscal 2015	Remodels	150,000
5	Fiscal 2018	Remodels	750,000
16	Fiscal 2020	Remodels	3,600,000
3	Fiscal 2021	Remodels	450,000

45	Total		$11,150,000

(1)	These amounts are based on estimates of current construction costs and actual costs may vary.
(2)	Relocations of fee owned properties are shown net of expected recovery of capital from the sale of the former location. Relocation of leased properties assumes the capital cost of only equipment because it is not known until each lease is finalized whether the lease will be a capital or operating lease.

As discussed in Note 4, in connection with the image enhancement program and negotiations, the Company has retained a financial advisor, Brookwood Associates, LLC, to evaluate alternatives for providing the capital necessary for its capital improvements. The Company has paid a retainer to Brookwood which can be applied to success fees generated by strategic objectives attained by them on behalf of the Company. Brookwood’s engagement began on November 23, 2010.

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

NOTE 7 – ASSET ACTIVITIES

The Company owns the land and building of eight closed KFC restaurants and the land and building adjacent to another of its restaurants, all of which are listed for sale and are shown on the Company’s consolidated balance sheet as Assets Held for Sale as of May 22, 2011. Three of the restaurant locations are under contract to be sold.

On May 3, 2011 the Company completed the sale and leaseback of its KFC restaurant property in Ashtabula, Ohio. The proceeds of the sale were used to pay off the mortgage debt on the property as well as certain other debt in the same trust and will also be used to fund the image enhancement of the Ashtabula, Ohio restaurant as well as contribute to the image enhancement of other properties. The payoff of the debt related to the sale and leaseback of the Ashtabula, Ohio property reduced the Company’s principal and interest payments by approximately $126,000 annually, the Company’s debt balance by approximately $264,000 and will add approximately $62,000 in annual lease payments.

NOTE 8 – SUBSEQUENT EVENTS

Subsequent to May 22, 2011 the Company completed the image enhancement of two of its KFC restaurant location, one in Ohio and the other in Pennsylvania. The Ohio restaurant was completed at a total cost of approximately $345,000 and the Pennsylvania restaurant at approximately $390,000. Both amounts include required image enhancement amounts as well as other capital items that were done during the remodeling.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Description of Business. Morgan’s Foods, Inc. (the “Company”), which was formed in 1925, operates through wholly-owned subsidiaries KFC restaurants under franchises from KFC Corporation, Taco Bell restaurants under franchises from Taco Bell Corporation, Pizza Hut Express restaurants under licenses from Pizza Hut Corporation and an A&W restaurant under a license from A&W Restaurants, Inc. As of July 1, 2011, the Company operates 56 KFC restaurants, 5 Taco Bell restaurants, 10 KFC/Taco Bell "2n1's" under franchises from KFC Corporation and franchises or licenses from Taco Bell Corporation, 3 Taco Bell/Pizza Hut Express “2n1’s” under franchises from Taco Bell Corporation and licenses from Pizza Hut Corporation, 1 KFC/Pizza Hut Express “2n1” under a franchise from KFC Corporation and a license from Pizza Hut Corporation and 1 KFC/A&W “2n1” operated under a franchise from KFC Corporation and a license from A&W Restaurants, Inc. The Company’s fiscal year is a 52 - 53 week year ending on the Sunday nearest the last day of February.

Summary of Expenses and Operating Income as a Percentage of Revenues

	Quarter Ended
	May 22, 2011	May 23, 2010
Cost of sales:
Food, paper and beverage	33.2%	30.5%
Labor and benefits	29.1%	28.2%
Restaurant operating expenses	24.9%	25.6%
Depreciation and amortization	3.1%	2.9%
General and administrative expenses	6.4%	5.7%
Operating income	2.9%	6.9%

Revenues. The revenue decrease of $2,608,000 in the quarter ended May 22, 2011 as compared to the prior year quarter was primarily the result of the permanent closing of 16 restaurants, including the 12 for which the franchise agreements were terminated, causing a reduction in revenues of approximately $1,674,000 as well as a decrease in comparable restaurant revenues of 3.9% or $755,000. Also, the removal of the Taco Bell concept from three locations caused a reduction of approximately $215,000 partially offset by the temporary closing during the previous year quarter of two restaurants for image enhancement reducing the prior year revenues by approximately $36,000.

Cost of Sales - Food, Paper and Beverage. Food, paper and beverage costs increased as a percentage of revenue to 33.2% for the quarter ended May 22, 2011 compared to 30.5% for the quarter ended May 23, 2010. The increase in the current year quarter was primarily the result of higher commodity costs as well as higher food costs related to promotional items.

Cost of Sales - Labor and Benefits. Labor and benefits increased as a percentage of revenue for the quarter ended May 22, 2011 to 29.1% compared to 28.2% for the comparable year earlier quarter. The increase was primarily due to the inclusion, in the prior year fiscal first quarter, of a worker’s compensation retrospective reserve credit.

Restaurant Operating Expenses. Restaurant operating expenses decreased to 24.9% of revenue in the first quarter of fiscal 2012 compared to 25.6% in the first quarter of fiscal 2011 primarily due to decreased manager bonuses resulting from lower sales volumes in the current year period and lower advertising expense due to the timing of the local advertising window.

Depreciation and Amortization. Depreciation and amortization decreased to $602,000 for the quarter ended May 22, 2011 compared to $647,000 in the prior year quarter primarily due to the permanent closing of 16 restaurant locations.

General and Administrative Expenses. General and administrative expenses decreased slightly to $1,249,000 in the first quarter of fiscal 2012 compared to $1,253,000 in the first quarter of fiscal 2011. This decrease was primarily caused by the reduction of administrative staff and lower manager bonuses resulting from lower sales volumes, offset by the costs related to the retention of a financial advisory firm and higher legal fees related to certain active litigation.

Loss on Restaurant Assets. The Company experienced a loss on restaurant assets of $96,000 for the first quarter of fiscal 2012 compared to a loss of $50,000 in the comparable prior year quarter. The current year includes the loss related to recording the reserve for disposal of two permanently closed restaurant locations. The prior year loss includes the permanent closing of one restaurant and the sale of one previously closed restaurant location.

Operating Income. Operating income decreased to $569,000 or 2.9% of revenue for the quarter ended May 22, 2011 from $1,531,000 or 6.9% of revenue in the prior year quarter. The decrease of $962,000 was caused primarily by the decrease in revenues from the closing of restaurants and the decline in comparable restaurant revenues.

Interest Expense. The first quarter of fiscal 2012 contained $33,000 of prepayment penalties and the write off of deferred financing costs related to the early payment of debt to facilitate the sale/leaseback of one operating restaurant. Interest expense on bank debt and notes payable including capitalized leases decreased to $492,000 in the first quarter of fiscal 2012 from $585,000 in the first quarter of fiscal 2011 due to lower debt balances.

Other Income and Expense. Other income and expense was an expense of $87,000 for the quarter ended May 22, 2011 compared to and an expense of $89,000 for the prior year quarter. Other expenses for the current year quarter include closed unit expense of $115,000 while prior year quarter included $111,000 in charitable contributions to the Susan G. Komen Foundation generated by KFC’s Buckets for the Cure promotion.

Provision for Income Taxes. The provision for income taxes for the quarter ended May 22, 2011 was $174,000 on a pre-tax loss of $43,000 compared to $184,000 on pre-tax income of $759,000 for the comparable prior year period. The provision consists of a current provision of $1,000 and a deferred tax provision of $173,000 compared to a current tax provision of $5,000 and a deferred tax provision of $179,000 for the comparable prior year period.

As a result of the issues discussed in Note 4 and elsewhere regarding its debt agreements and recapitalization plan, the Company changed its estimate regarding its projected future income and its estimate regarding the realization of its net deferred tax assets. Accordingly, the Company increased the valuation allowance and reduced its net deferred tax assets to zero which resulted in an increase in its deferred tax provision for the quarter of $106,000. Additionally, the Company determined that the use of its annual effective tax rate would not be appropriate to record its income taxes in the quarter because a small change in its estimate of income would result in a large change in its effective tax rate. Accordingly, the Company recorded its income taxes based on its results for the quarter.

Liquidity and Capital Resources. Cash flow activity for the twelve weeks ended May 22, 2011 is presented in the Consolidated Statements of Cash Flows. Cash provided by operating activities was $271,000 for the twelve weeks ended May 22, 2011 compared to $2,465,000 for the twelve weeks ended May 23, 2010. The decrease in operating cash flow was primarily the result of the net loss of $217,000 in the current year period compared to net income of $575,000 in the prior year and the decrease of $1,218,000 of accounts payable and accrued liabilities compared to an increase of $476,000 in the same categories during the first quarter of the prior fiscal year. The reduction of accounts payable and accrued liabilities was mainly caused by the payment of liabilities associated with the 12 restaurants which were closed during the first quarter of fiscal 2012. There was a $128,000 decrease in accounts receivable in the current year period compared to an increase of $25,000 in the prior year period. The Company paid scheduled long-term bank and capitalized lease debt of $347,000 and

$255,000 of debt before its scheduled maturity in the first twelve weeks of fiscal 2012 compared to payments of $753,000 and $451,000 of debt before its scheduled maturity for the same period in fiscal 2011. Capital expenditures for the first twelve weeks of fiscal 2012 were $87,000 compared to $381,000 less $232,000 of proceeds from the sale of assets for the same period in fiscal 2011 as the Company completed the image enhancement of one location in the prior year period. Capital expenditure activity is discussed in more detail in Note 6 to the consolidated financial statements.

The Company’s debt arrangements require the maintenance of a consolidated fixed charge coverage ratio of 1.20 to 1 regarding all of the Company’s loans and the maintenance of individual restaurant fixed charge coverage ratios of between 1.20 and 1.50 to 1 on certain of the Company’s individual restaurant loans. A portion of the Company’s debt also contains a funded debt to EBITDAR (earnings before interest, taxes, depreciation, amortization and rent) requirement of 5.5. Fixed charge coverage ratios are calculated by dividing the cash flow before rent and debt service for the previous 12 months by the debt service and rent due in the coming 12 months. In the calculation of funded debt to EBITDAR, funded debt is the next twelve month operating lease obligation times eight plus the debt balance at the measurement date. The funded debt is then divided by the prior twelve month EBITDAR to obtain the calculated ratio. The consolidated and individual ratios are all computed quarterly. As of May 22, 2011, the Company was not in compliance with the consolidated fixed charge coverage ratio of 1.2 or with the funded debt to EBITDAR ratio of 5.5. As of the measurement date of May 22, 2011, the Company’s consolidated fixed charge coverage ratio was 0.95 to 1 and funded debt to EBITDAR was 6.2. Also, at the end of the fiscal first quarter of 2012 the Company was not in compliance with the individual fixed charge coverage ratio on 21 of its restaurant properties including five closed locations. The Company has not obtained waivers with respect to the non-compliance from the applicable lenders at May 22, 2011 and at February 27, 2011.

The Company has engaged the services of a financial advisor to renegotiate its existing financing arrangements and to raise replacement capital to fund its required restaurant image enhancement obligations discussed in Note 6. As disclosed previously in its public filings, in April 2011 the Company began deferring the payment of principal and paying interest only on substantially all of its debt as part of a strategy to engage in the negotiation of recapitalization of its debt and in order to conserve operating cash while adjusting to the closure of twelve restaurants during April 2011. As a result of this event of default, waivers of non-compliance were not obtained. The Company is continuing with its plan to recapitalize its existing debt using a combination of new debt and sale/leaseback financing which structure contemplates the payment of the debt on which it has not met its loan covenants. If the Company does not comply with the covenants of its various debt agreements and if the recapitalization plan is not executed successfully, the respective lenders will have certain remedies available to them which include calling the debt and the acceleration of payments. Noncompliance with the requirements of the Company’s debt agreements could also trigger cross-default provisions contained in the respective agreements.

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

Recent Accounting Pronouncements.

ASU 2011-04 May, 2011 - Topic 820 “Fair Value Measurement”

This update creates comparability in fair value measurement between GAAP and IFRS. The update enhances the disclosures required for entities presenting assets at fair value. The Company has determined that the changes to the accounting standards required by this update do not have a material effect on the Company’s financial position or results of operations.

ASU 2011-05 June, 2011 - Topic 220 “Comprehensive Income”

This update facilitates the convergence of GAAP and IFRS by eliminating certain options for presenting comprehensive income that are inconsistent with IFRS. February 27, 2011. The Company has determined that the changes to the accounting standards required by this update do not have a material effect on the Company’s financial position or results of operations.

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

Safe Harbor Statements. This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The statements include those identified by such words as “may,” “will,” “expect” “anticipate,” “believe,” “plan” and other similar terminology. Forward looking statements involve risks and uncertainties that could cause actual events or results to differ materially from those expressed or implied in this report. The “forward-looking statements” reflect the Company’s current expectations and are based upon data available at the time of the statements. Actual results involve risks and uncertainties, including both those specific to the Company and general economic and industry factors. Factors specific to the Company include, but are not limited to, its debt covenant compliance, actions that lenders may take with respect to any debt covenant violations, its ability to obtain waivers of any debt covenant violations and its ability to pay all of its current and long-term obligations, the Company’s ability to negotiate extensions to franchisors’ image enhancement requirements and those factors described in Part I Item 1A (“Risk Factors”) of the Company’s annual report on Form 10-K filed with the SEC on May 31, 2011. Economic and industry risks and uncertainties include, but are not limited, to, franchisor promotions, business and economic conditions, legislation and governmental regulation, competition, success of operating initiatives and advertising and promotional efforts, volatility of commodity costs and increases in minimum wage and other operating costs, availability and cost of land and construction, consumer preferences, spending patterns and demographic trends.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Certain of the Company’s debt comprising approximately $12.1 million of principal balance has a variable rate which is adjusted monthly. A one percent increase in the variable rate base (90 day LIBOR) of the loans at the beginning of the year would cost the Company approximately $121,000 in additional annual interest costs. The Company may choose to offset all, or a portion of the risk through the use of interest rate swaps or caps. The Company’s remaining borrowings are at fixed interest rates, and accordingly the Company does not have market risk exposure for fluctuations in interest rates relative to those loans. The Company does not enter into derivative financial investments for trading or speculation purposes. Also, the Company is subject to volatility in food costs as a result of market risk and we manage that risk through the use of a franchisee purchasing cooperative which uses longer term purchasing contracts. Our ability to recover increased costs through higher pricing is, at times, limited by the competitive environment in which we operate. The Company believes that its market risk exposure is not material to the Company’s financial position, liquidity or results of operations.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”) carried out an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Company’s PEO and PFO concluded that our disclosure controls and procedures were effective as of May 22, 2011.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended May 22, 2011 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is a party to various legal proceedings and claims arising in the ordinary course of its business. The Company believes that the outcome of these matters will not have a material adverse affect on its consolidated financial position, results of operations or liquidity.

Item 1A.	Risk Factors

The Company’s annual report on Form 10-K for the fiscal year ended February 27, 2011 discusses the risk factors facing the Company. There has been no material change in the risk factors facing our business since February 27, 2011.

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

MORGAN’S FOODS, INC.

/s/ Kenneth L. Hignett
Senior Vice President,
Chief Financial Officer and Secretary
July 6, 2011

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description

10.9	Pre-negotiation Agreement with KFC Corporation dated May 19, 2011

31.1	Certification of the Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Senior Vice President, Chief Financial Officer & Secretary pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chairman of the Board and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Senior Vice President, Chief Financial Officer and Secretary pursuant to Section 906 of the Sarbanes-Oxley Act of 2002