Form 10-Q
period 2011-08-14
MORGANS FOODS INC
filed 2011-09-28
CIK 68145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended August 14, 2011
or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.              Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   x       No____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                                                                                                                                   Yes  ☐  No  ☑
As of September 23, 2011, the issuer had 2,934,995 common shares outstanding.

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements

MORGAN’S FOODS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Quarter Ended
	August 14, 2011	August 15, 2010
Revenues	$19,513,000	$21,673,000

Cost of sales:
Food, paper and beverage	6,604,000	6,728,000
Labor and benefits	5,543,000	6,381,000
Restaurant operating expenses	5,096,000	5,783,000
Depreciation and amortization	588,000	648,000
General and administrative expenses	1,224,000	1,320,000
Loss on restaurant assets	148,000	49,000
Operating income	310,000	764,000
Interest expense:
Bank debt and notes payable	445,000	534,000
Capital leases	23,000	24,000
Other income and expense, net	32,000	(17,000)
Income (loss) before income taxes	(190,000)	223,000
Provision for income taxes	67,000	60,000
Net income (loss)	$(257,000)	$163,000
Basic net income (loss) per common share:	$(0.09)	$0.06
Diluted net income (loss) per common share:	$(0.09)	$0.05

Basic weighted average number of shares outstanding	2,934,995	2,934,995
Diluted weighted average number of shares outstanding	2,934,995	3,018,782

See notes to these consolidated financial statements.

MORGAN’S FOODS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Twenty-four Weeks Ended
	August 14, 2011	August 15, 2010
Revenues	$39,075,000	$43,843,000

Cost of sales:
Food, paper and beverage	13,101,000	13,485,000
Labor and benefits	11,228,000	12,637,000
Restaurant operating expenses	9,960,000	11,459,000
Depreciation and amortization	1,190,000	1,295,000
General and administrative expenses	2,473,000	2,573,000
Loss on restaurant assets	359,000	99,000
Operating income	764,000	2,295,000
Interest expense:
Prepayment and deferred financing costs	33,000	98,000
Bank debt and notes payable	914,000	1,095,000
Capital leases	46,000	48,000
Other income and expense, net	4,000	72,000
Income (loss) before income taxes	(233,000)	982,000
Provision for income taxes	241,000	244,000
Net income (loss)	$(474,000)	$738,000
Basic net income (loss) per common share:	$(0.16)	$0.25
Diluted net income (loss) per common share:	$(0.16)	$0.24

Basic weighted average number of shares outstanding	2,934,995	2,934,995
Diluted weighted average number of shares outstanding	2,934,995	3,026,208

See notes to these consolidated financial statements

MORGAN’S FOODS, INC.
CONSOLIDATED BALANCE SHEET

	August 14, 2011	February 27, 2011
	(UNAUDITED)
ASSETS
Current assets:
Cash and equivalents	$3,183,000	$3,034,000
Restricted Cash	-	140,000
Receivables	386,000	561,000
Inventories	711,000	715,000
Prepaid expenses	348,000	799,000
Deferred tax asset	-	2,000
Assets held for sale	1,650,000	545,000
Total current assets	6,278,000	5,796,000
Property and equipment:
Land	7,832,000	8,677,000
Buildings and improvements	17,049,000	18,861,000
Property under capital leases	1,314,000	1,314,000
Leasehold improvements	9,727,000	9,502,000
Equipment, furniture and fixtures	18,172,000	19,128,000
Construction in progress	153,000	19,000
Total property and equipment	54,247,000	57,501,000
Less accumulated depreciation and amortization	28,003,000	29,663,000
Net book value of property and equipment	26,244,000	27,838,000

Other assets	372,000	410,000
Franchise agreements, net	879,000	906,000
Goodwill	9,138,000	9,138,000
Total assets	$42,911,000	$44,088,000
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Long-term debt, current	$26,329,000	$27,049,000
Current maturities of capital lease obligations	49,000	48,000
Accounts payable	4,093,000	4,331,000
Accrued liabilities	4,032,000	4,138,000
Total current liabilities	34,503,000	35,566,000

Long-term debt	-	-
Long-term capital lease obligations	990,000	1,013,000
Other long-term liabilities	4,505,000	4,362,000
Deferred tax liabilities	2,752,000	2,512,000

SHAREHOLDERS' EQUITY
Preferred shares, 1,000,000 shares authorized, no shares outstanding	-	-
Common stock, no par value, Authorized shares - 25,000,000, Issued shares - 2,969,405	30,000	30,000
Treasury shares - 34,410	(81,000)	(81,000)
Capital in excess of stated value	29,488,000	29,488,000
Accumulated deficit	(29,276,000)	(28,802,000)
Total shareholders' equity	161,000	635,000
Total liabilities & shareholders' equity	$42,911,000	$44,088,000

See notes to these consolidated financial statements

MORGAN’S FOODS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

					Capital in		Total
	Common Shares		Treasury Shares		Excess of	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Stated Value	Deficit	Equity
Balance February 27, 2011	2,969,405	$30,000	(34,410)	$(81,000)	$29,488,000	$(28,802,000)	$635,000
Net loss						(474,000)	(474,000)
Balance August 14, 2011	2,969,405	$30,000	(34,410)	$(81,000)	$29,488,000	$(29,276,000)	$161,000

See notes to these consolidated financial statements.

MORGAN’S FOODS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Twelve Weeks Ended
	August 14, 2011	August 15, 2011
Cash flows from operating activities:
Net income (loss)	$(474,000)	$738,000
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	1,190,000	1,295,000
Amortization of deferred financing costs	47,000	52,000
Amortization of supply agreement advances	(480,000)	(559,000)
Funding from supply agreements	783,000	764,000
Deferred income taxes	242,000	241,000
Disposal of restaurant assets	359,000	99,000
Changes in assets and liabilities:
Use of restricted cash	140,000	-
Receivables	124,000	10,000
Inventories	4,000	(26,000)
Prepaid expenses	451,000	322,000
Other assets	(9,000)	(14,000)
Accounts payable	(406,000)	105,000
Accrued liabilities	(659,000)	115,000
Net cash provided by operating activities	1,312,000	3,142,000
Cash flows from investing activities:
Proceeds from sale of restaurant	-	234,000
Capital expenditures	(1,114,000)	(1,009,000)
Proceeds from sale/leaseback transactions	717,000	-
Purchase of franchise agreements	(24,000)	-
Net cash used in investing activities	(421,000)	(775,000)
Cash flows from financing activities:
Principal payments on long-term debt	(465,000)	(1,516,000)
Principal payments on capital lease obligations	(22,000)	(21,000)
Bank debt repayment in advance	(255,000)	(451,000)
Net cash used in financing activities	(742,000)	(1,988,000)
Net change in cash and equivalents	149,000	379,000
Cash and equivalents, beginning balance	3,034,000	4,205,000
Cash and equivalents, ending balance	$3,183,000	$4,584,000

Interest paid on debt and capitalize lease	$1,016,000	$1,201,000
Cash payments (refunds) for income taxes	$1,000	$(13,000)

See notes to these consolidated financial statements.

MORGAN’S FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The interim consolidated financial statements of Morgan's Foods, Inc. (the “Company”) have been prepared without audit.  In the opinion of Company management, all adjustments have been included.  Unless otherwise disclosed, all adjustments consist only of normal recurring adjustments necessary for a fair statement of results of operations for the interim periods.  These unaudited financial statements have been prepared using the same accounting principles that were used in preparation of the Company’s annual report on Form 10-K for the year ended February 27, 2011.  Certain prior period amounts have been reclassified to conform to current period presentations.  The results of operations for the twenty-four weeks ended August 14, 2011 are not necessarily indicative of the results to be expected for the full year.  Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the fiscal year ended February 27, 2011.

The Company’s debt is reported at historical cost, based upon stated interest rates which represented market rates at the time of borrowing.  Due to subsequent declines in credit quality throughout the restaurant industry resulting from weak and volatile operating performance and related declines in restaurant values, the market for fixed rate mortgage debt for restaurant financing is currently extremely limited.  The Company’s debt is not publicly traded and there are few lenders or financing transactions for similar debt in the marketplace at this time.  Consequently, management has not been able to identify a market for fixed rate restaurant mortgage debt with a similar risk profile, and has concluded that it is not practicable to estimate the fair value of the Company’s debt as of August 14, 2011.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

ASU 2011-04 May, 2011 - Topic 820 “Fair Value Measurement”
This update creates comparability in fair value measurement between GAAP and IFRS.  The update enhances the disclosures required for entities presenting assets at fair value.  This update is effective for interim and annual periods beginning after December 15, 2011.  The Company has determined that the changes to the accounting standards required by this update do not have a material effect on the Company’s financial position or results of operations.

ASU 2011-05 June, 2011 - Topic 220 “Comprehensive Income”
This update facilitates the convergence of GAAP and IFRS by eliminating certain options for presenting comprehensive income that are inconsistent with IFRS.   This update is effective for interim and annual periods beginning after December 15, 2011.  The Company has determined that the changes to the accounting standards required by this update do not have a material effect on the Company’s financial position or results of operations.

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

	Quarter ended August 14, 2011			Quarter ended August 15, 2010
	Net income	Shares	Per Share	Net income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS
Income (loss) available to common shareholders	$(257,000)	2,934,995	$(0.09)	$163,000	2,934,995	$0.06
Effect of Dilutive Securities
Weighted Average Stock Options	-	-		-	83,787
Diluted EPS
Income (loss) available to common shareholders	$(257,000)	2,934,995	$(0.09)	$163,000	3,018,782	$0.05

	Twenty-four weeks ended August 14, 2011			Twenty-four weeks ended August 15, 2010
	Net income	Shares	Per Share	Net income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS
Income (loss) available to common shareholders	$(474,000)	2,934,995	$(0.16)	$738,000	2,934,995	$0.25
Effect of Dilutive Securities
Weighted Average Stock Options	-	-		-	91,213
Diluted EPS
Income (loss) available to common shareholders	$(474,000)	2,934,995	$(0.16)	$738,000	3,026,208	$0.24

NOTE 4 – DEBT

The Company’s debt arrangements require the maintenance of a consolidated fixed charge coverage ratio of 1.20 to 1 regarding all of the Company’s loans and the maintenance of individual restaurant fixed charge coverage ratios of between 1.20 and 1.50 to 1 on certain of the Company’s individual restaurant loans.  A portion of the Company’s debt also contains a funded debt to EBITDAR (earnings before interest, taxes, depreciation, amortization and rent) requirement of 5.5.  Fixed charge coverage ratios are calculated by dividing the cash flow before rent and debt service for the previous 12 months by the debt service and rent due in the coming 12 months.  In the calculation of funded debt to EBITDAR, funded debt is the next twelve month operating lease obligation times eight plus the debt balance at the measurement date.  The funded debt is then divided by the prior twelve month EBITDAR to obtain the calculated ratio.  The consolidated and individual ratios are all computed quarterly.  As of August 14, 2011, the Company was not in compliance with the consolidated fixed charge coverage ratio of 1.2 or with the funded debt to EBITDAR ratio of 5.5.  As of the measurement date of August 14, 2011, the Company’s consolidated fixed charge coverage ratio was 0.98 to 1 and funded debt to EBITDAR was 6.6.  Also, at the end of the fiscal second quarter of 2012 the Company was not in compliance with the individual fixed charge coverage ratio on 23 of its restaurant properties including five closed locations.  The Company has not obtained waivers with respect to the non-compliance from the applicable lenders at August 14, 2011, May 22, 2011 and at February 27, 2011.

The Company has engaged the services of a financial advisor to renegotiate its existing financing arrangements and to raise replacement capital to fund its required restaurant image enhancement obligations discussed in Note 6.  As disclosed previously in its public filings, in April 2011 the Company began deferring the payment of principal and paying interest only on substantially all of its debt as part of a strategy to engage in the negotiation of recapitalization of its debt and in order to conserve operating cash while adjusting to the closure of twelve restaurants during April 2011.  As a result of this event of default, all of the Company’s debt is classified as current in the balance sheets as of August 14, 2011 and February 27, 2011 since waivers of non-compliance were not obtained.  As previously disclosed in Form 8-K’s, the Company was granted, by its lenders, a waiver of the prepayment penalties on substantially all of its debt that contains prepayment provisions through December 31, 2011 and forbearance on the payment of principal until December 31, 2011 for one lender and October 31, 2011 for the other, in order to pursue its plan to recapitalize its existing debt using a combination of new debt and sale/leaseback financing, which structure contemplates the payment of the debt on which it has not met its loan covenants.  If the recapitalization plan is not executed successfully by the deadline in the forbearance agreements and the Company does not resume making periodic payments of principal, the respective lenders will have certain remedies available to them which include calling the debt and the acceleration of payments.  Noncompliance with the requirements of the Company’s debt agreements could also trigger cross-default provisions contained in the respective agreements.

Management expects that it will be able to complete the financial restructuring successfully.  Nonetheless, given the level of the Company’s indebtedness and the cash requirements to fund image enhancement requirements under certain KFC restaurant franchise agreements, there can be no assurance that the Company’s KFC franchisor will consent to the restructuring, that the restructuring will be accomplished, or that other actions might not be taken by lenders that would impede the Company’s ability to satisfy its obligations.  Consequently, there would be substantial doubt that the Company will be able to continue as a going concern, and therefore, if applicable, the Company may be unable to realize its asset carrying values and discharge its liabilities in the normal course of business. The financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts and classification of liabilities that may be necessary if the Company is unable to continue as a going concern.

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

As of August 14, 2011, a total of 148,000 options were outstanding, fully vested and exercisable at a weighted average exercise price of $1.50 per share.  No options are available for grant.

The following table summarizes information about stock options outstanding at August 14, 2011:

Exercise Prices	Outstanding 8-14-11	Average Life	Number Exercisable
1.50	148,000	7.2	148,000

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

During April 2011 the Company was required by KFC Corporation to close twelve KFC locations because they did not meet the franchisor’s current image.  Image enhancement requirements for these closed locations were formerly included in the capital requirements schedules published by the Company and have now been removed.  As discussed in its report on Form 8-K filed May 20, 2011, the Company has entered into a Pre-negotiation Agreement with KFC Corporation with the intention of arriving at a definitive schedule for the completion of the image enhancement of thirteen KFC restaurants which were the subject of default notices received on May 2, 2011, as well as other restaurant locations.  Under the May 19, 2011 Pre-negotiation Agreement, KFC has agreed to forbear until August 31, 2011 from terminating the franchise agreements on the 13 operating restaurants on which KFC on May 2, 2011 delivered to the Company a notice of default (for failure to timely comply with required image enhancement obligations) provided that the Company is in compliance with certain forbearance conditions, which include, among others, that (i) the Company is paid up on amounts owing under the franchise agreements, (ii) the Company is not in default of its obligations under the franchise agreements (other than the image enhancement obligations), (iii) the Company submits to KFC a written proposal by June 20, 2011 (which the Company has submitted) detailing how the Company will obtain the necessary funds to enable it to comply with the Company’s image enhancement obligations, (iv) the Company will establish a remodel escrow account, and (v) the Company will enter into a definitive remodel agreement with KFC by August 31, 2011.  As disclosed in a form 8-K filed on September 1, 2011, the Company and KFC entered into an amendment of the Pre-negotiation Agreement changing the August 31, 2011 deadlines in the agreement to September 30, 2011 as negotiations are continuing but could not be concluded in the original time frame.

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

The negotiations which are being conducted under the Pre-negotiation Agreement involve mainly restaurants with delinquent image enhancement requirement dates or dates that are two years or less in the future.  The capital requirements for these restaurants are included in the schedule in the time frame where management believes they are most likely to be when the definitive agreement is completed.  The Company has completed the image enhancement of three of its KFC restaurants during the current fiscal year, on June 1, 2011, June 28, 2011 and August 4, 2011.  Unless otherwise indicated on the schedule, the facility is a KFC or KFC/Taco Bell ‘2n1’.  The following schedule contains the capital requirements for image enhancements of restaurants for which the due dates are either estimated or definitive:

Number of Units	Period	Type	Capital Cost (1)
1	Fiscal 2012	Remodels	$350,000
6	Fiscal 2013	Remodels	2,100,000
2	Fiscal 2014	Remodels	700,000
3	Fiscal 2014	Relo (2)	1,200,000
	Total 2014		1,900,000
4	Fiscal 2015	Remodels	760,000
7	Fiscal 2016	Remodels	1,330,000
1	Fiscal 2016	Refresh (3)	75,000
	Total 2016		1,405,000
4	Fiscal 2017	Remodels	760,000
2	Fiscal 2017	Taco Bell	800,000
1	Fiscal 2017	Refresh (3)	75,000
	Total 2017		1,635,000
3	Fiscal 2018	Remodels	570,000
2	Fiscal 2018	Taco Bell	800,000
	Total 2018		1,370,000
2	Fiscal 2019	Remodels	380,000
2	Fiscal 2019	Remodels	320,000
2	Fiscal 2019	Taco Bell	800,000
	Total 2019		1,500,000
7	Fiscal 2020	Refresh (3)	525,000
2	Fiscal 2020	Taco Bell	800,000
	Total 2020		1,325,000
7	Fiscal 2021	Refresh (3)	525,000
7	Fiscal 2022	Refresh (3)	525,000
8	Fiscal 2023	Refresh (3)	600,000
1	Fiscal 2024	Refresh (3)	75,000
74	Total		$14,070,000

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

(3) Reflects the esimated cost of dining room update and exterior paint and refurbishment on restaurants previously remodeled to the current image.  This is a cost that may be incurred at the time of renewal of the franchise agreement for that location.

In addition to the various facilities actions listed on the table above, the Company expects to spend approximately $800,000 in each of the fiscal years 2012 through 2014 to install the KFC operations platform consisting of a new point of sale system and related reporting and management systems, new food holding cabinets that improve the quality of product held for sale and a new drive-thru speed of service system in all of its KFC and KFC/Taco Bell "2n1" restaurants.

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

NOTE 7 – ASSET ACTIVITIES

The Company owns the land and building of eight closed KFC restaurants and the land and building adjacent to another of its restaurants, all of which are listed for sale and are shown on the Company’s consolidated balance sheet as Assets Held for Sale as of August 14, 2011.  Two of the restaurant locations are under contract to be sold.

On May 3, 2011 the Company completed the sale and leaseback of its KFC restaurant property in Ashtabula, Ohio.  The proceeds of the sale were used to pay off the mortgage debt on the property as well as certain other debt in the same trust and was used to fund the image enhancement of the Ashtabula, Ohio restaurant as well as contribute to the image enhancement of other properties.  The payoff of the debt related to the sale and leaseback of the Ashtabula, Ohio property reduced the Company’s principal and interest payments by approximately $126,000 annually, the Company’s debt balance by approximately $264,000 and will add approximately $62,000 in annual lease payments.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Description of Business.  Morgan’s Foods, Inc., which was formed in 1925, operates through wholly-owned subsidiaries KFC restaurants under franchises from KFC Corporation, Taco Bell restaurants under franchises from Taco Bell Corporation, Pizza Hut Express restaurants under licenses from Pizza Hut Corporation and an A&W restaurant under a license from A&W Restaurants, Inc.  As of September 26, 2011, the Company operates 56 KFC restaurants, five Taco Bell restaurants, ten KFC/Taco Bell "2n1's" under franchises from KFC Corporation and franchises or licenses from Taco Bell Corporation, three Taco Bell/Pizza Hut Express “2n1’s” under franchises from Taco Bell Corporation and licenses from Pizza Hut Corporation, one KFC/Pizza Hut Express “2n1” under a franchise from KFC Corporation and a license from Pizza Hut Corporation and 1 KFC/A&W “2n1” operated under a franchise from KFC Corporation and a license from A&W Restaurants, Inc.  The Company’s fiscal year is a 52 - 53 week year ending on the Sunday nearest the last day of February.

Summary of Expenses and Operating Income as a Percentage of Revenues

	Quarter Ended		Twenty-four Weeks Ended
	August 14, 2011	August 15, 2010	August 14, 2011	August 15, 2010
Cost of sales:
Food, paper and beverage	33.8%	31.0%	33.5%	30.8%
Labor and benefits	28.4%	29.4%	28.7%	28.8%
Restaurant operating expenses	26.1%	26.7%	25.5%	26.1%
Depreciation and amortization	3.0%	3.0%	3.0%	3.0%
General and administrative expenses	6.3%	6.1%	6.3%	5.9%
Operating income	1.6%	3.5%	2.0%	5.2%

Revenues.  The revenue decrease of $2,160,000 in the quarter ended August 14, 2011 as compared to the prior year quarter was primarily the result of the permanent closing of 15 restaurants prior to this quarter, including the 12 for which the franchise agreements were terminated, causing a reduction in revenues of approximately $2,455,000. Also, the removal of the Taco Bell concept from three locations caused a reduction of $148,000 and the temporary closing of three locations this year versus two last year for image enhancement reduced revenues in the current year quarter by $94,000.  These decreases were partially offset by an increase in comparable restaurant revenues of 2.8% or $535,000.  The revenue decrease of $4,768,000 in the twenty-four weeks ended August 14, 2011 as compared to the twenty-four weeks ended August 15, 2010 was primarily the result of the permanent closing of 16 restaurants causing a reduction in revenues of approximately $4,129,000.  Also, the removal of the Taco Bell concept from three locations caused a reduction of $363,000, the temporary closing of three locations this year versus two last year for image enhancement resulted in a decrease of $56,000 and a comparable sales decrease of 0.6% resulted in a decrease of $220,000.

Cost of Sales - Food, Paper and Beverage.  Food, paper and beverage costs increased as a percentage of revenue to 33.8% for the quarter ended August 14, 2011 compared to 31.0% for the quarter ended August 15, 2010.  The increase in the current year quarter was primarily the result of higher commodity costs as well as higher food costs related to promotional items.  Food, paper and beverage costs for the twenty-four weeks ended August 14, 2011 increased to 33.5% compared to 30.8% in the comparable prior year period primarily due to the reasons discussed above.

Cost of Sales - Labor and Benefits.  Labor and benefits decreased as a percentage of revenue for the quarter ended August 14, 2011 to 28.4% compared to 29.4% for the comparable year earlier quarter.  The decrease was primarily the result of improved efficiencies due to the closing of 15 lower efficiency restaurant locations and the tight operational control of labor hours.  Labor and benefits decreased slightly to 28.7% of revenues for the twenty-four weeks ended August 14, 2011 compared to 28.8% in the comparable prior year period as the result of higher labor costs in the first fiscal quarter offset by lower labor costs in the second fiscal quarter.

Restaurant Operating Expenses.  Restaurant operating expenses decreased to 26.1% of revenue in the second quarter of fiscal 2012 compared to 26.7% in the second quarter of fiscal 2011 primarily the result of improved efficiencies due to the closing of 15 restaurant locations, partially offset by an increase in manager bonuses and repairs and maintenance.  For the twenty-four weeks ended August 14, 2011, restaurant operating expenses were 25.5% compared to 26.1% in the comparable prior year period primarily due to the reasons discussed above.

Depreciation and Amortization.  Depreciation and amortization decreased to $588,000 for the quarter ended August 14, 2011 compared to $648,000 in the prior year quarter is due to the permanent closing of 15 restaurant locations as well as assets becoming fully depreciated.  Depreciation and amortization decreased to $1,190,000 for the twenty-four weeks ended August 14, 2011 compared to $1,295,000 for the twenty-four weeks ended August 15, 2010, primarily for the reasons discussed above.

General and Administrative Expenses.  General and administrative expenses decreased slightly to $1,224,000 in the second quarter of fiscal 2012 compared to $1,320,000 in the second quarter of fiscal 2011.  This decrease was primarily caused by the reduction of administrative staff and lower manager bonuses resulting from lower sales volumes, offset by the costs related to the retention of a financial advisory firm and higher legal fees related to certain active litigation, one item of which was concluded in the current year quarter.  General and administrative expenses decreased slightly to $2,473,000 in the twenty-four weeks ended August 14, 2011 compared to $2,573,000 in the twenty-four weeks ended August 15, 2010 primarily due to the reasons discussed above.

Loss on Restaurant Assets.  The Company experienced a loss on restaurant assets of $148,000 for the second quarter of fiscal 2012 compared to a loss of $49,000 in the comparable prior year quarter.  The current year quarter includes $44,000 loss related to the de-imaging of the 12 permanently closed locations, $17,000 change in reserve for disposal of two permanently closed leased restaurant locations, and $77,000 of closed unit expense.  The prior year quarter loss includes $38,000 of write down of assets held for sale.  The Company experienced a loss on restaurant assets of $359,000 for the twenty-four weeks ended August 14, 2011 compared to a loss of $99,000 for the twenty-four weeks ended August 15, 2010.  The current year includes $68,000 loss related to the de-imaging of the 12 permanently closed locations, $184,000 change in reserve for disposal of two permanently closed leased restaurant locations, and $98,000 of closed unit expense.  The prior year loss includes $38,000 of write down of assets held for sale, $30,000 loss related to the permanent closing of one restaurant, and $13,000 loss related to the sale of one non-operating location.

Operating Income.  Operating income decreased to $310,000, or 1.6% of revenue, for the quarter ended August 14, 2011 from $764,000, or 3.5% of revenue, in the prior year quarter.  The decrease of $376,000 was primarily due to the decreased efficiencies caused by lower sales volumes as discussed above.  Operating income for the twenty-four weeks ended August 14, 2011 decreased to $764,000, or 2.0% of revenues, from $2,295,000, or 5.2% of revenues, for the twenty-four weeks ended August 15, 2010 primarily due to the reasons discussed above.

Interest Expense.  The twenty-four weeks ended August 14, 2011 contained $33,000 of prepayment fees and write off of deferred financing costs related to the early payment of debt to facilitate the sale/leaseback of one operating restaurant, while the prior year twenty-four weeks ended August 15, 2010 contained $98,000 of similar expense related to the sale of another closed restaurant facility.  Interest expense on bank debt and notes payable including capitalized leases decreased to $468,000 in the second quarter of fiscal 2012 from $558,000 in the second quarter of fiscal 2011 due to lower debt balances in the current year.  Interest expense on bank debt and notes payable including capitalized leases for the twenty-four weeks ended August 14, 2011 was $960,000 compared to $1,143,000 for the comparable prior year period primarily for the reasons discussed above.

Other Income and Expense.  Other income and expense was an expense of $32,000 for the second quarter and an expense of $4,000 for the first twenty-four weeks of fiscal 2012 compared to income of $17,000 for the second quarter income and expense of $72,000 for the first twenty-four weeks of fiscal 2011.  Other expenses in the current year include $45,000 of claim settlements. Other income and expenses in the previous year period include $111,000 in charitable contributions to the Susan G. Komen Foundation generated by KFC’s Buckets for the Cure promotion during the first quarter of fiscal 2011.

Provision for Income Taxes.  The provision for income taxes for the quarter ended August 14, 2011 was $67,000 on a pre-tax loss of $190,000 compared to $60,000 on pre-tax income of $223,000 for the comparable prior year period.  The provision consists of a deferred tax provision of $67,000 compared to a current tax benefit of $2,000 and a deferred tax provision of $62,000 for the comparable prior year period.  The deferred tax provision for the quarter is a result of deferred tax liabilities associated with franchise rights and goodwill that cannot be used in determining net deferred tax assets.  The provision for income taxes for the twenty-four weeks ended August 14, 2011 was $241,000 on a pre-tax loss of $233,000 compared to $244,000 on pre-tax income of $982,000 for the comparable prior year period.  The components of the tax provision for the twenty-four weeks ended August 14, 2011 were a current tax provision of $1,000 and deferred tax provision of $240,000 compared to a current tax provision of $3,000 and deferred tax provision of $241,000 for the comparable prior year period.

As a result of the issues discussed in Note 4 and elsewhere regarding its debt agreements and recapitalization plan, in the first quarter the Company changed its estimate regarding the realization of its net deferred tax assets.  Accordingly, in the first quarter the Company increased the valuation allowance and reduced its net deferred tax assets to zero which resulted in an increase in its deferred tax provision of $106,000.  Additionally, the Company has determined that the use of its annual effective tax rate would not be appropriate to record its income taxes because a small change in its estimate of income would result in a large change in its effective tax rate.  Accordingly, the Company recorded its income taxes based on its results for the quarter and the twenty-four weeks ended August 14, 2011.

Liquidity and Capital Resources.  Cash flow activity for the twenty-four weeks ended August 14, 2011 is presented in the Consolidated Statements of Cash Flows.  Cash provided by operating activities was $1,312,000 compared to $3,142,000 for the twenty-four weeks ended August 15, 2010.  The decrease in operating cash flow was primarily the result of the net loss of $474,000 in the current year period compared to net income of $738,000 in the prior year, the decrease of $1,065,000 of accounts payable and accrued liabilities compared to an increase of $220,000 in the same categories during the first twenty-four weeks of the prior fiscal year as well as $105,000 less in depreciation add back to operating cash flow in the current year period.  The reduction of accounts payable and accrued liabilities was mainly caused by the payment of liabilities associated with the 12 restaurants which were closed during the first quarter of fiscal 2012.  These reductions of operating cash flow were partially offset by an increase of $260,000 in loss on restaurant assets and decreases in restricted cash of $140,000, receivables of $114,000 and prepaid expenses of $129,000 compared to the prior year period.  The Company paid scheduled long-term bank and capitalized lease debt of $487,000 and $255,000 of debt before its scheduled maturity in the first twenty-four weeks of fiscal 2012 compared to payments of $1,537,000 and $451,000 of debt before its scheduled maturity for the same period in fiscal 2011.  Capital expenditures for the first twenty-four weeks of fiscal 2012 were $1,114,000 compared to $1,009,000 less $234,000 of proceeds from the sale of assets for the fiscal 2011 period as the Company completed the image enhancement of three locations in the current year period, and two locations in the prior year period.  Capital expenditure activity is discussed in more detail in Note 6 to the consolidated financial statements.

The Company’s debt arrangements require the maintenance of a consolidated fixed charge coverage ratio of 1.20 to 1 regarding all of the Company’s loans and the maintenance of individual restaurant fixed charge coverage ratios of between 1.20 and 1.50 to 1 on certain of the Company’s individual restaurant loans.  A portion of the Company’s debt also contains a funded debt to EBITDAR (earnings before interest, taxes, depreciation, amortization and rent) requirement of 5.5.  Fixed charge coverage ratios are calculated by dividing the cash flow before rent and debt service for the previous 12 months by the debt service and rent due in the coming 12 months.  In the calculation of funded debt to EBITDAR, funded debt is the next twelve month operating lease obligation times eight plus the debt balance at the measurement date.  The funded debt is then divided by the prior twelve month EBITDAR to obtain the calculated ratio.  The consolidated and individual ratios are all computed quarterly.  As of August 14, 2011, the Company was not in compliance with the consolidated fixed charge coverage ratio of 1.2 or with the funded debt to EBITDAR ratio of 5.5.  As of the measurement date of August 14, 2011, the Company’s consolidated fixed charge coverage ratio was 0.98 to 1 and funded debt to EBITDAR was 6.6.  Also, at the end of the fiscal second quarter of 2012 the Company was not in compliance with the individual fixed charge coverage ratio on 23 of its restaurant properties including five closed locations.  The Company has not obtained waivers with respect to the non-compliance from the applicable lenders at August 14, 2011, May 22, 2011 and at February 27, 2011.

The Company has engaged the services of a financial advisor to renegotiate its existing financing arrangements and to raise replacement capital to fund its required restaurant image enhancement obligations discussed in Note 6.  As disclosed previously in its public filings, in April 2011 the Company began deferring the payment of principal and paying interest only on substantially all of its debt as part of a strategy to engage in the negotiation of recapitalization of its debt and in order to conserve operating cash while adjusting to the closure of twelve restaurants during April 2011.  As a result of this event of default, all of the Company’s debt is classified as current in the balance sheets as of August 14, 2011 and February 27, 2011 since waivers of non-compliance were not obtained.  As previously disclosed in Form 8-K’s, the Company was granted, by its lenders, a waiver of the prepayment penalties on substantially all of its debt that contains prepayment provisions through December 31, 2011and forbearance on the payment of principal until December 31, 2011 for one lender and October 31, 2011 for the other, in order to pursue its plan to recapitalize its existing debt using a combination of new debt and sale/leaseback financing, which structure contemplates the payment of the debt on which it has not met its loan covenants.  If the recapitalization plan is not executed successfully by the deadline in the forbearance agreements and the Company does not resume making periodic payments of principal, the respective lenders will have certain remedies available to them which include calling the debt and the acceleration of payments.  Noncompliance with the requirements of the Company’s debt agreements could also trigger cross-default provisions contained in the respective agreements.

Management expects that it will be able to complete the financial restructuring successfully.  Nonetheless, given the level of the Company’s indebtedness and the cash requirements to fund image enhancement requirements under certain KFC restaurant franchise agreements, there can be no assurance that the Company’s KFC franchisor will consent to the restructuring, that the restructuring will be accomplished, or that other actions might not be taken by lenders that would impede the Company’s ability to satisfy its obligations.  Consequently, there would be substantial doubt that the Company will be able to continue as a going concern, and therefore, if applicable, the Company may be unable to realize its asset carrying values and discharge its liabilities in the normal course of business. The financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts and classification of liabilities that may be necessary if the Company is unable to continue as a going concern.

Recent Accounting Pronouncements.

ASU 2011-04 May, 2011 - Topic 820 “Fair Value Measurement”
This update creates comparability in fair value measurement between GAAP and IFRS.  The update enhances the disclosures required for entities presenting assets at fair value.  This update is effective for interim and annual periods beginning after December 15, 2011.  The Company has determined that the changes to the accounting standards required by this update do not have a material effect on the Company’s financial position or results of operations.

ASU 2011-05 June, 2011 - Topic 220 “Comprehensive Income”
This update facilitates the convergence of GAAP and IFRS by eliminating certain options for presenting comprehensive income that are inconsistent with IFRS.   This update is effective for interim and annual periods beginning after December 15, 2011.  The Company has determined that the changes to the accounting standards required by this update do not have a material effect on the Company’s financial position or results of operations.

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

Safe Harbor Statements.  This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The statements include those identified by such words as “may,” “will,” “expect” “anticipate,” “believe,” “plan” and other similar terminology.  Forward looking statements involve risks and uncertainties that could cause actual events or results to differ materially from those expressed or implied in this report.  The forward-looking statements reflect the Company’s current expectations and are based upon data available at the time of the statements.  Actual results involve risks and uncertainties, including both those specific to the Company and general economic and industry factors.  Factors specific to the Company include, but are not limited to, its debt covenant compliance, actions that lenders may take with respect to any debt covenant violations, its ability to obtain waivers of any debt covenant violations and its ability to pay all of its current and long-term obligations, the Company’s ability to negotiate extensions to franchisors’ image enhancement requirements and those factors described in Part I Item 1A (“Risk Factors”) of the Company’s annual report on Form 10-K filed with the SEC on May 31, 2011.  Economic and industry risks and uncertainties include, but are not limited, to, franchisor promotions, business and economic conditions, legislation and governmental regulation, competition, success of operating initiatives and advertising and promotional efforts, volatility of commodity costs and increases in minimum wage and other operating costs, availability and cost of land and construction, consumer preferences, spending patterns and demographic trends.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”) carried out an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)) as of the end of the period covered by this report.  Based on that evaluation, the Company’s PEO and PFO concluded that our disclosure controls and procedures were effective as of August 14, 2011.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended August 14, 2011 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

MORGAN’S FOODS, INC.

/s/ Kenneth L. Hignett
Kenneth L. Hignett
Senior Vice President,
Chief Financial Officer and Secretary
September 28, 2011

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description

10.8	Amendment dated August 30, 2011 to the Pre-negotiation Agreement with KFC Corporation dated May 19, 2011
10.10	Forbearance Agreement dated July 29, 2011 with GE Capital Corp
10.11	Amendment dated August 10, 2011 to the Forbearance Agreement dated July 29, with GE Capital Corp
10.12	Forbearance and Waiver of Prepayment Agreement dated August 10, 2011 with BNY Mellon
31.1	Certification of the Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Actof 2002
31.2
Certification of the Senior Vice President, Chief Financial Officer & Secretary pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as
adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chairman of the Board and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Senior Vice President, Chief Financial Officer and Secretary pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation
*XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed ot filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.