Form 10-Q
period 2011-11-06
MORGANS FOODS INC
filed 2011-12-21
CIK 68145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended November 6, 2011
or

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
                                                                                                                                                                                   Yes ☐   No  ☑
As of December 16, 2011, the issuer had 2,934,995 common shares outstanding.

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements

MORGAN’S FOODS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Quarter Ended
	November 6, 2011	November 7, 2010
Revenues	$19,278,000	$21,257,000

Cost of sales:
Food, paper and beverage	6,285,000	6,718,000
Labor and benefits	5,540,000	6,330,000
Restaurant operating expenses	5,011,000	5,663,000
Depreciation and amortization	610,000	571,000
General and administrative expenses	1,259,000	1,316,000
Loss on restaurant assets	267,000	39,000
Operating income	306,000	620,000
Interest expense:
Prepayment and deferred financing costs	-	-
Bank debt and notes payable	440,000	516,000
Capital leases	23,000	24,000
Other income and expense, net	(141,000)	(63,000)
Income (loss) before income taxes	(16,000)	143,000
Provision for income taxes	77,000	197,000
Net loss	$(93,000)	$(54,000)
Basic net loss per common share:	$(0.03)	$(0.02)
Diluted net loss per common share:	$(0.03)	$(0.02)

Basic weighted average number of shares outstanding	2,934,995	2,934,995
Diluted weighted average number of shares outstanding	2,934,995	2,934,995

See notes to these consolidated financial statements.

MORGAN’S FOODS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Thirty-six Weeks Ended
	November 6, 2011	November 7, 2010
Revenues	$58,353,000	$65,100,000

Cost of sales:
Food, paper and beverage	19,386,000	20,203,000
Labor and benefits	16,768,000	18,967,000
Restaurant operating expenses	14,971,000	17,122,000
Depreciation and amortization	1,800,000	1,866,000
General and administrative expenses	3,732,000	3,889,000
Loss on restaurant assets	626,000	138,000
Operating income	1,070,000	2,915,000
Interest expense:
Prepayment and deferred financing costs	33,000	98,000
Bank debt and notes payable	1,354,000	1,611,000
Capital leases	69,000	72,000
Other income and expense, net	(137,000)	9,000
Income (loss) before income taxes	(249,000)	1,125,000
Provision for income taxes	318,000	441,000
Net income (loss)	$(567,000)	$684,000
Basic net income (loss) per common share:	$(0.19)	$0.23
Diluted net income (loss) per common share:	$(0.19)	$0.23

Basic weighted average number of shares outstanding	2,934,995	2,934,995
Diluted weighted average number of shares outstanding	2,934,995	3,023,611

See notes to these consolidated financial statements

MORGAN’S FOODS, INC.
CONSOLIDATED BALANCE SHEET

	November 6, 2011	February 27, 2011
	(UNAUDITED)
ASSETS
Current assets:
Cash and equivalents	$2,010,000	$3,034,000
Restricted cash	-	140,000
Receivables	474,000	561,000
Inventories	686,000	715,000
Prepaid expenses	780,000	799,000
Deferred tax asset	-	2,000
Assets held for sale	1,206,000	545,000
Total current assets	5,156,000	5,796,000
Property and equipment:
Land	7,832,000	8,677,000
Buildings and improvements	17,057,000	18,861,000
Property under capital leases	1,298,000	1,314,000
Leasehold improvements	10,039,000	9,502,000
Equipment, furniture and fixtures	18,293,000	19,128,000
Construction in progress	11,000	19,000
Total property and equipment	54,530,000	57,501,000
Less accumulated depreciation and amortization	28,546,000	29,663,000
Net book value of property and equipment	25,984,000	27,838,000

Other assets	343,000	410,000
Franchise agreements, net	854,000	906,000
Goodwill	9,072,000	9,138,000
Total assets	$41,409,000	$44,088,000
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Long-term debt, current	$25,891,000	$27,049,000
Current maturities of capital lease obligations	49,000	48,000
Accounts payable	3,405,000	4,331,000
Accrued liabilities	3,813,000	4,138,000
Total current liabilities	33,158,000	35,566,000

Long-term debt	-	-
Long-term capital lease obligations	978,000	1,013,000
Other long-term liabilities	4,405,000	4,362,000
Deferred tax liabilities	2,800,000	2,512,000

SHAREHOLDERS' EQUITY
Preferred shares, 1,000,000 shares authorized, no shares outstanding	-	-
Common stock, no par value Authorized shares - 25,000,000 Issued shares - 2,969,405	30,000	30,000
Treasury shares - 34,410	(81,000)	(81,000)
Capital in excess of stated value	29,488,000	29,488,000
Accumulated deficit	(29,369,000)	(28,802,000)
Total shareholders' equity	68,000	635,000
Total liabilities & shareholders' equity	$41,409,000	$44,088,000

See notes to these consolidated financial statements

MORGAN’S FOODS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

					Capital in		Total
	Common Shares		Treasury Shares		Excess of	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Stated Value	Deficit	Equity
Balance February 27, 2011	2,969,405	$30,000	(34,410)	$(81,000)	$29,488,000	$(28,802,000)	$635,000
Net loss						(567,000)	(567,000)
Balance November 6, 2011	2,969,405	$30,000	(34,410)	$(81,000)	$29,488,000	$(29,369,000)	$68,000

See notes to these consolidated financial statements.

MORGAN’S FOODS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Thirty-six Weeks Ended
	November 6, 2011	November 7, 2010
Cash flows from operating activities:
Net income (loss)	$(567,000)	$684,000
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	1,800,000	1,866,000
Amortization of deferred financing costs	69,000	77,000
Amortization of supply agreement advances	(723,000)	(840,000)
Funding from supply agreements	783,000	803,000
Deferred income taxes	290,000	439,000
Disposal and gains/losses on restaurant assets	626,000	138,000
Changes in assets and liabilities:
Use of restricted cash	140,000	-
Receivables	48,000	(16,000)
Inventories	29,000	(83,000)
Prepaid expenses	19,000	(60,000)
Other assets	(2,000)	(14,000)
Accounts payable	(1,169,000)	466,000
Accrued liabilities	(781,000)	279,000
Net cash provided by operating activities	562,000	3,739,000
Cash flows from investing activities:
Proceeds from sale of restaurant	352,000	234,000
Capital expenditures	(1,439,000)	(1,603,000)
Proceeds from sale/leaseback transactions	717,000	-
Purchase of franchise agreements	(24,000)	-
Net cash used in investing activities	(394,000)	(1,369,000)
Cash flows from financing activities:
Principal payments on long-term debt	(553,000)	(2,300,000)
Principal payments on capital lease obligations	(34,000)	(31,000)
Bank debt repayment in advance	(605,000)	(451,000)
Net cash used in financing activities	(1,192,000)	(2,782,000)
Net change in cash and equivalents	(1,024,000)	(412,000)
Cash and equivalents, beginning balance	3,034,000	4,205,000
Cash and equivalents, ending balance	$2,010,000	$3,793,000

Interest paid on debt and capitalized lease	$1,534,000	$1,823,000
Cash payments (refunds) for income taxes	$1,000	$(30,000)

See notes to these consolidated financial statements.

MORGAN’S FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The interim consolidated financial statements of Morgan's Foods, Inc. (the “Company”) have been prepared without audit.  In the opinion of Company management, all adjustments have been included.  Unless otherwise disclosed, all adjustments consist only of normal recurring adjustments necessary for a fair statement of results of operations for the interim periods.  These unaudited financial statements have been prepared using the same accounting principles that were used in preparation of the Company’s annual report on Form 10-K for the year ended February 27, 2011.  Certain prior period amounts have been reclassified to conform to current period presentations.  The results of operations for the thirty-six weeks ended November 6, 2011 are not necessarily indicative of the results to be expected for the full year.  Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the fiscal year ended February 27, 2011.

The Company’s debt is reported at historical cost, based upon stated interest rates which represented market rates at the time of borrowing.  Due to subsequent declines in credit quality throughout the restaurant industry resulting from weak and volatile operating performance and related declines in restaurant values, the market for fixed rate mortgage debt for restaurant financing is currently extremely limited.  The Company’s debt is not publicly traded and there are few lenders or financing transactions for similar debt in the marketplace at this time.  Consequently, management has not been able to identify a market for fixed rate restaurant mortgage debt with a similar risk profile, and has concluded that it is not practicable to estimate the fair value of the Company’s debt as of November 6, 2011.

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

ASU 2011-08 September, 2011 – Topic 350 “Intangibles – Goodwill and Other”
This update simplifies the previous two step process for goodwill impairment testing by allowing a qualitative analysis to determine if it is more likely than not that an impairment exists before being required to complete the two step impairment calculation.  This update is effective for interim and annual periods beginning after December 15, 2011.  The Company has determined that the changes to the accounting standards required by this update do not have a material effect on the Company’s financial position or results of operations.

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

	Quarter ended November 6, 2011			Quarter ended November 7, 2010
	Net income	Shares	Per Share	Net income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS
Income (loss) available to common shareholders	$(93,000)	2,934,995	$(0.03)	$(53,000)	2,934,995	$(0.02)
Effect of Dilutive Securities
Weighted Average Stock Options	-	-		-	-
Diluted EPS
Income (loss) available to common shareholders	$(93,000)	2,934,995	$(0.03)	$(53,000)	2,934,995	$(0.02)

	Thirty-six weeks ended November 6, 2011			Thirty-six weeks ended November 7, 2010
	Net income	Shares	Per Share	Net income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS
Income (loss) available to common shareholders	$(567,000)	2,934,995	$(0.19)	$684,000	2,934,995	$0.23
Effect of Dilutive Securities
Weighted Average Stock Options	-	-		-	88,616
Diluted EPS
Income (loss) available to common shareholders	$(567,000)	2,934,995	$(0.19)	$684,000	3,023,611	$0.23

NOTE 4 – DEBT

The Company’s debt arrangements require the maintenance of a consolidated fixed charge coverage ratio of 1.20 to 1 regarding all of the Company’s loans and the maintenance of individual restaurant fixed charge coverage ratios of between 1.20 and 1.50 to 1 on certain of the Company’s individual restaurant loans.  A portion of the Company’s debt also contains a funded debt to EBITDAR (earnings before interest, taxes, depreciation, amortization and rent) requirement of 5.5.  Fixed charge coverage ratios are calculated by dividing the cash flow before rent and debt service for the previous 12 months by the debt service and rent due in the coming 12 months.  In the calculation of funded debt to EBITDAR, funded debt is the next twelve month operating lease obligation times eight plus the debt balance at the measurement date.  The funded debt is then divided by the prior twelve month EBITDAR to obtain the calculated ratio.  The consolidated and individual ratios are all computed quarterly.  As of November 6, 2011, the Company was not in compliance with the consolidated fixed charge coverage ratio of 1.20 or with the funded debt to EBITDAR ratio of 5.5.  As of the measurement date of November 6, 2011, the Company’s consolidated fixed charge coverage ratio was 1.0 to 1 and funded debt to EBITDAR was 6.2.  Also, at the end of the fiscal third quarter of 2012 the Company was not in compliance with the individual fixed charge coverage ratio on 22 of its restaurant properties including five closed locations.  The Company has not obtained waivers with respect to the non-compliance from the applicable lenders at November 6, 2011, August 14, 2011, May 22, 2011 and at February 27, 2011.

The Company engaged the services of a financial advisor to renegotiate its financing arrangements and to raise replacement capital to fund its required restaurant image enhancement obligations discussed in Note 6.  As disclosed previously in its public filings, in April 2011 the Company began deferring the payment of principal and paying interest only on substantially all of its debt as part of a strategy to engage in the negotiation of recapitalization of its debt and in order to conserve operating cash while adjusting to the closure of twelve restaurants during April 2011.  As a result of this event of default, all of the Company’s debt is classified as current in the balance sheets as of November 6, 2011 and February 27, 2011 since waivers of non-compliance were not obtained.  As previously disclosed in Form 8-K’s, the Company was granted, by its lenders, a waiver of the prepayment penalties on substantially all of its debt that contains prepayment provisions through December 31, 2011 and forbearance on the payment of principal until December 31, 2011 for one lender and December 30, 2011 for the other, in order to pursue its plan to recapitalize its existing debt using a combination of new debt and sale/leaseback financing, which structure contemplates the payment of the debt on which it has not met its loan covenants.

As of December 13, 2011, subsequent to the balance sheet date, the Company completed the refinancing of substantially all of the debt shown on the balance sheet as of November 6, 2011.  The replacement financing involved the sale and leaseback of 29 restaurant properties for approximately $22,000,000 and a new term loan in the amount of approximately $8,250,000.  The term loan has a floating interest rate based on 30 day LIBOR with a minimum rate of 9.0% and has a five year term with a 10 year amortization and principal payments beginning in the thirteenth month of the term.  The term loan has graduated covenants with fixed charge coverage ratio beginning at 1.15, debt to EBITDAR of 2.75 and minimum EBITDA of $2,500K.  The Company’s completion of the refinancing eliminates the forbearance agreements that had been in effect with lenders which are now paid off.  The financing also required the consent of KFC Corporation, the Company’s primary franchisor and the entry, by the Company into a definitive remodel agreement with KFC Corporation.  See Note 8 - Subsequent Events, and Note 6 – Capital Expenditures, for further discussion of both the refinancing and the remodel agreement.

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

At the Company’s annual meeting on June 25, 1999 the shareholders approved the Key Employees Stock Option Plan.  This plan allows the granting of options covering 291,000 shares of stock and has essentially the same provisions as the Stock Option Plan for Executives and Managers which was discussed above.  Options for 129,850 shares were granted to executives and managers of the Company on January 7, 2000 at an exercise price of $3.00.  Options for 11,500 shares were granted to executives on April 27, 2001 at an exercise price of $.85, all of which have either expired or been exercised.  Options for 149,650 common shares were granted on November 6, 2008 at the closing price on that day of $1.50 per share of which 146,650 are currently outstanding.  The options vested in six months and expire ten years after date of issue.

As of November 6, 2011, a total of 147,000 options were outstanding, fully vested and exercisable at a weighted average exercise price of $1.50 per share.  No options are available for grant.

The following table summarizes information about stock options outstanding at November 6, 2011:

Exercise Prices	Outstanding 11-6-11	Average Life	Number Exercisable
1.50	147,000	7.0	147,000

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

The franchise agreements with KFC and Taco Bell Corporation require the Company to upgrade and remodel its restaurants to comply with the franchisors’ current standards within agreed upon timeframes.  As discussed below, the Company has not met its obligations with respect to certain of its restaurants.  As a result, the franchisor may terminate the franchise agreement for those restaurants.  In the case of a restaurant containing two concepts, even though only one is required to be remodeled, additional costs will be incurred because the dual concept restaurant is generally larger and contains more equipment and signage than the single concept restaurant.  If a property is of usable size and configuration, the Company can perform an image enhancement to bring the building to the current image of the franchisor.  If the property has a deficiency which would render it unsuitable, the Company would need to relocate the restaurant to another location within the trade area to meet the franchisor’s requirements.

During April 2011 the Company was required by KFC Corporation to close twelve KFC locations because they did not meet the franchisor’s current image.  Image enhancement requirements for these closed locations were formerly included in the capital requirements schedules published by the Company and have now been removed.  As discussed in its report on Form 8-K filed December 15, 2011, the Company has entered into a Remodel Agreement dated December 9, 2011 with KFC Corporation covering all of its KFC and KFC branded 2 in 1 restaurants.  The Remodel Agreement terminates the May 19, 2011 Pre-negotiation Agreement with KFC Corporation and also the default notices on thirteen KFC restaurants received on May 2, 2011, which were the primary subject of the Pre-negotiation Agreement.

As discussed in Note 4, in connection with the image enhancement program and negotiations, the Company had retained a financial advisor, Brookwood Associates, LLC, to evaluate alternatives for providing the capital necessary for its capital improvements.  That financing was obtained and a fee of approximately $442,500 has been paid to Brookwood by the Company.  Brookwood’s engagement began on November 23, 2010.

The capital requirements for the KFC branded restaurants are included in the schedule based on the requirements of the Remodel Agreement and the Taco Bell restaurants are shown at the time management believes they will be done so that all of them can comfortably be completed before the due date for the group.  The Company has completed the image enhancement of three of its KFC restaurants during the second quarter of the current fiscal year.  Unless otherwise indicated on the schedule, the facility is either a KFC or KFC Branded 2 in 1.  The following schedule contains the capital requirements for the image enhancement of restaurants:

Number of Units	Period	Type	Capital Cost (1)
1	Fiscal 2012	Remodels	$350,000
6	Fiscal 2013	Remodels	2,100,000
2	Fiscal 2014	Remodels	700,000
3	Fiscal 2014	Relo (2)	1,200,000
	Total 2014		1,900,000
4	Fiscal 2015	Remodels	760,000
7	Fiscal 2016	Remodels	1,330,000
4	Fiscal 2017	Remodels	760,000
1	Fiscal 2017	Refresh (3)	75,000
2	Fiscal 2017	Taco Bell	800,000
	Total 2017		1,635,000
3	Fiscal 2018	Remodels	570,000
1	Fiscal 2018	Refresh (3)	75,000
2	Fiscal 2018	Taco Bell	800,000
	Total 2018		1,445,000
2	Fiscal 2019	Remodels	380,000
2	Fiscal 2019	Remodels	320,000
2	Fiscal 2019	Taco Bell	800,000
	Total 2019		1,500,000
7	Fiscal 2020	Refresh (3)	525,000
2	Fiscal 2020	Taco Bell	800,000
	Total 2020		1,325,000
7	Fiscal 2021	Refresh (3)	525,000
7	Fiscal 2022	Refresh (3)	525,000
8	Fiscal 2023	Refresh (3)	600,000
1	Fiscal 2025	Refresh (3)	75,000
74	Total		$14,070,000

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

In addition to the various facilities actions listed on the table above, the Company expects to spend approximately $800,000 in each of the fiscal years 2013 through 2015 to install the KFC operations platform consisting of a new point of sale system and related reporting and management systems, new food holding cabinets that improve the quality of product held for sale and a new drive-thru speed of service system in all of its KFC and KFC/Taco Bell "2n1" restaurants.

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

NOTE 7 – ASSET ACTIVITIES

The Company owns the land and building of eight closed KFC restaurants and the land and building adjacent to another of its restaurants, all of which are listed for sale and are shown on the Company’s consolidated balance sheet as Assets Held for Sale as of November 6, 2011.  Three of the locations are under contract to be sold and the Company incurred a write down of value of $210,000 on those properties.  During the third quarter of the current fiscal year, the Company sold one of its closed former KFC restaurant properties for $350,000, the proceeds of which went to reduce the outstanding debt to one of its lenders.  The sale generated a gain on the disposal of $111,000 and a charge to goodwill related to the property of $66,000.

On May 3, 2011 the Company completed the sale and leaseback of its KFC restaurant property in Ashtabula, Ohio.  The proceeds of the sale were used to pay off the mortgage debt on the property as well as certain other debt in the same trust and were also used to fund the image enhancement of the Ashtabula, Ohio restaurant as well as contribute to the image enhancement of other properties.  The payoff of the debt related to the sale and leaseback of the Ashtabula, Ohio property reduced the Company’s principal and interest payments by approximately $126,000 annually, the Company’s debt balance by approximately $264,000 and will add approximately $62,000 in annual lease payments.

Additionally, on December 9, 2011, the Company sold 29 of its restaurant properties in a sale/leaseback transaction valued at $22.0M.  See Note 8 for further discussion of this transaction.

NOTE 8 – SUBSEQUENT EVENTS

On December 9, 2011, the Company entered into a definitive Remodel Agreement with KFC Corporation covering the schedule for remodeling its KFC and KFC Branded "2n1” restaurants.  The agreement outlines the schedule for remodeling certain restaurants to meet the franchisor’s image requirements through the Company’s 2015 fiscal year and specifies a certain number of remodel activities during each year thereafter through fiscal 2023.  The Remodel Agreement also required the establishment of an escrow account in the amount of $1,500,000 to be used only for the required remodels and the account has been established through the refinancing described below.

On December 9, 2011, the Company also entered into a Purchase and Sale Agreement and Joint Escrow Instructions with, and completed the sale of 29 restaurant properties to, DBMFI LLC, a Delaware limited liability company and an affiliate of Fortress Credit Corp., in order to lease the properties back.  The sale generated gross proceeds of approximately $22 million to the Company, less normal expenses such as title work, environmental and valuation reports, surveys, and legal fees.  In connection with the sale the Company also entered into two Master Land and Building Leases to lease the 29 properties back from DBMFI LLC under a 20 year lease with 4 five year extension options.  Under the leases the Company will pay annual rent of $2,140,000 with increases of 1.5% for each of the first five years and 10% each five years thereafter.

Simultaneously, on December 9, 2011, the Company entered into a Credit and Security Agreement with Fortress Credit Corp. which provides for a term loan in the amount of $8,250,000 having a term of five years with payments based on a 10 year amortization and principal payments beginning in the thirteenth month.  Interest on the term loan is calculated at 7.25% over 30 day LIBOR with a minimum rate of 9.0%.

The sale and leaseback arrangement and the term loan both described above, funded the advisory fee due to Brookwood Associates of approximately $442,500 and the payoff and termination of the Company’s long term debt in the amount approximately $9,886,000 of fixed rate, securitized debt with BNY Mellon and approximately $15,837,000 of fixed and variable rate debt from GE Capital Corp.  The Company’s engagement of Brookwood Associates as advisor for the financial restructuring extended from November 23, 2010 to the closing of the loan and sale/leaseback transactions on December 9, 2011.  Early payment of these debt obligations caused the Company to incur approximately $40,000 of prepayment fees and approximately $167,000 of administrative fees.

As a direct result of the Company entering into the Remodel Agreement dated December 9, 2011 discussed above, the May 19, 2011 Pre-negotiation Agreement between the Company and KFC Corporation was terminated.  Also, the thirteen default notices which were rendered to the Company on May 2, 2011 by KFC Corporation and which KFC refrained from enforcing under the Pre-negotiation Agreement and extensions thereof have also been terminated.

The Company had also entered into forbearance agreements with both BNY Mellon and GE Capital Corp. allowing the Company to defer principal payments until December 30, 2011 while the refinance program was negotiated.  The payoff of the debt to both entities resulted in the termination of the forbearance agreements and no further fees are due or payable under the forbearance agreements.

The accounting for all of the aforementioned subsequent event transactions will be included in the financial statements of the Company for the fourth quarter of Fiscal 2012.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Description of Business.  Morgan’s Foods, Inc., which was formed in 1925, operates through wholly-owned subsidiaries KFC restaurants under franchises from KFC Corporation, Taco Bell restaurants under franchises from Taco Bell Corporation, Pizza Hut Express restaurants under licenses from Pizza Hut Corporation and an A&W restaurant under a license from A&W Restaurants, Inc.  As of December 16, 2011, the Company operates 57 KFC restaurants, five Taco Bell restaurants, ten KFC/Taco Bell "2n1's" under franchises from KFC Corporation and franchises or licenses from Taco Bell Corporation, three Taco Bell/Pizza Hut Express “2n1’s” under franchises from Taco Bell Corporation and licenses from Pizza Hut Corporation, and one KFC/A&W “2n1” operated under a franchise from KFC Corporation and a license from A&W Restaurants, Inc.  The Company’s fiscal year is a 52 - 53 week year ending on the Sunday nearest the last day of February.

Summary of Expenses and Operating Income as a Percentage of Revenues

	Quarter Ended		Thirty-six Weeks Ended
	November 6, 2011	November 7, 2010	November 6, 2011	November 7, 2010
Cost of sales:
Food, paper and beverage	32.6%	31.6%	33.2%	31.0%
Labor and benefits	28.7%	29.8%	28.7%	29.1%
Restaurant operating expenses	26.0%	26.6%	25.7%	26.3%
Depreciation and amortization	3.2%	2.7%	3.1%	2.9%
General and administrative expenses	6.5%	6.2%	6.4%	6.0%
Operating income	1.6%	2.9%	1.8%	4.5%

Revenues.  The revenue decrease of $1,979,000 in the quarter ended November 6, 2011 as compared to the prior year quarter was primarily the result of the permanent closing of 15 restaurants prior to this quarter, including the 12 for which the franchise agreements were terminated, causing a reduction in revenues of approximately $2,382,000. Also, the removal of the Taco Bell concept from two locations caused a reduction of $91,000.  These decreases were partially offset by an increase in comparable restaurant revenues of 2.5% or $471,000 and an increase of $24,000 due to the temporary closing of one location in the prior year quarter for image enhancement. The revenue decrease of $6,747,000 in the thirty-six weeks ended November 6, 2011 as compared to the thirty-six weeks ended November 7, 2010 was primarily the result of the permanent closing of 16 restaurants causing a reduction in revenues of approximately $6,512,000.  Also, the removal of the Taco Bell concept from three locations caused a reduction of $454,000, partially offset by the temporary closing of three locations this year and three last year for image enhancement resulting in an increase of $48,000 and a comparable sales increase of 0.3% or $171,000.

Cost of Sales - Food, Paper and Beverage.  Food, paper and beverage costs increased as a percentage of revenue to 32.6% for the quarter ended November 6, 2011 compared to 31.6% for the quarter ended November 7, 2010.  The increase in the current year quarter was primarily the result of higher commodity costs as well as higher food costs related to promotional items.  Food, paper and beverage costs for the thirty-six weeks ended November 6, 2011 increased to 33.2% compared to 31.0% in the comparable prior year period primarily due to the reasons discussed above.

Cost of Sales - Labor and Benefits.  Labor and benefits decreased as a percentage of revenue for the quarter ended November 6, 2011 to 28.7% compared to 29.8% for the comparable year earlier quarter.  The decrease was primarily the result of improved efficiencies due to the closing of 15 lower efficiency restaurant locations and the tight operational control of labor hours.  Labor and benefits decreased slightly to 28.7% of revenues for the thirty-six weeks ended November 6, 2011 compared to 29.1% in the comparable prior year period as the result of lower labor costs in the first fiscal quarter partially offset by higher labor costs in the second and third fiscal quarters.

Restaurant Operating Expenses.  The decrease in restaurant operating expenses to 26.0% of revenue in the third quarter of fiscal 2012 compared to 26.6% in the third quarter of fiscal 2011 was primarily the result of improved efficiencies due to the closing of 15 restaurant locations.  For the thirty-six weeks ended November 6, 2011, restaurant operating expenses were 25.7% compared to 26.3% in the comparable prior year period primarily due to the reasons discussed above.

Depreciation and Amortization.  Depreciation and amortization increased to $610,000 for the quarter ended November 6, 2011 compared to $571,000 in the prior year quarter as the result of asset additions due to three recent image enhancements.  Depreciation and amortization decreased to $1,800,000 for the thirty-six weeks ended November 6, 2011 compared to $1,866,000 for the thirty-six weeks ended November 7, 2010, due to the closing of 15 restaurant locations, partly offset by the addition of assets due to image enhancements.

General and Administrative Expenses.  General and administrative expenses decreased slightly to $1,259,000 in the third quarter of fiscal 2012 compared to $1,316,000 in the third quarter of fiscal 2011.  This decrease was primarily caused by the reduction of administrative staff, offset by costs related to the retention of a financial advisory firm and higher legal fees related to certain active litigation.  General and administrative expenses decreased slightly to $3,732,000 in the thirty-six weeks ended November 6, 2011 compared to $3,889,000 in the thirty-six weeks ended November 7, 2010 primarily due to the reasons discussed above.

Loss on Restaurant Assets.  The Company experienced a loss on restaurant assets of $267,000 for the third quarter of fiscal 2012 compared to a loss of $39,000 in the comparable prior year quarter.  The current year quarter includes $22,000 loss related to the permanent closure of several restaurant locations, $33,000 change in reserve for disposal of two permanently closed leased restaurant locations, $56,000 of closed unit expense, $210,000 reduction of assets held for sale values of three locations, $66,000 of goodwill write offs related to the sale of one restaurant location, offset by a gain of $111,000 for the sale of one restaurant location.  The prior year amounts include $12,000 of loss related to the removal of the Taco Bell concept at three restaurants and disposal of the assets of one restaurant.  The Company experienced a loss on restaurant assets of $626,000 for the thirty-six weeks ended November 6, 2011 compared to a loss of $138,000 for the thirty-six weeks ended November 7, 2010.  The current year includes $90,000 loss related to the permanent closure of 15 restaurant locations, $218,000 change in reserve for disposal of four permanently closed leased restaurant locations, $154,000 of closed unit expenses, $210,000 reduction of assets held for sale values of three locations, $66,000 of goodwill write offs related to the sale of one restaurant location, slightly offset by a gain of $111,000 for the sale of one restaurant location.  Prior year amounts consist mainly of reductions in the carrying value of assets held for sale, the permanent closing of one restaurant, the sale of one restaurant location and write offs caused by image enhancements.

Operating Income.  Operating income decreased to $306,000, or 1.6% of revenue, for the quarter ended November 6, 2011 from $620,000, or 2.9% of revenue, in the prior year quarter.  The decrease of $314,000 was primarily due to the losses on restaurant assets and general and administrative expenses not declining in direct proportion to the reduction in the size of the Company.  Operating income for the thirty-six weeks ended November 7, 2011 decreased to $1,070,000, or 1.8% of revenues, from $2,915,000, or 4.5% of revenues, for the thirty-six weeks ended November 7, 2010 primarily due to the expenses relating to the abrupt closing of 12 restaurants early in the fiscal year and the disruptions to the operations of the Company related to those adjustments.  Management expects that losses and expenses related to the disposal of the closed locations will decline as the properties are liquidated.

Interest Expense.   The thirty-six weeks ended November 6, 2011contained $33,000 of prepayment fees and write off of deferred financing costs related to the early payment of debt to facilitate the sale/leaseback of one operating restaurant, while the prior year thirty-six weeks ended November 7, 2010 contained $98,000 of similar expense related to the sale of another closed restaurant facility. Interest expense on bank debt and notes payable including capitalized leases decreased to $463,000 in the third quarter of fiscal 2012 from $540,000 in the third quarter of fiscal 2011 due to lower debt balances in the current year.  Interest expense on bank debt and notes payable including capitalized leases for the thirty-six weeks ended November 6, 2011 was $1,423,000 compared to $1,683,000 for the comparable prior year period primarily for the reasons discussed above.

Other Income and Expense.  Other income and expense was an income of $141,000 for the third quarter and an income of $137,000 for the first thirty-six weeks of fiscal 2012 compared to income of $63,000 for the third quarter and an expense of $9,000 for the first thirty-six weeks of fiscal 2011.  Other income in the current year includes $80,000 of settlements relating to insurance and legal matters. Other expense in the previous year period includes $111,000 in charitable contributions to the Susan G. Komen Foundation generated by KFC’s Buckets for the Cure promotion during the first quarter of fiscal 2011.

Provision for Income Taxes.  The provision for income taxes for the quarter ended November 6, 2011 was $77,000 on a pre-tax loss of $16,000 compared to $197,000 on pre-tax income of $143,000 for the comparable prior year period.  The provision consists of a current provision of $28,000 and a deferred tax provision of $49,000 compared to a deferred tax provision of $197,000 for the comparable prior year period.  The deferred tax provision for the current quarter is a result of deferred tax liabilities associated with franchise rights and goodwill that cannot be used in determining net deferred tax assets. The prior year period provision was unusually large as a percentage of pre-tax income due to a change in projected full year pre-tax income which increased the Company’s projected full year effective tax rate from 24.8% to 38.9%.

The provision for income taxes for the thirty-six weeks ended November 6, 2011 was $318,000 on a pre-tax loss of $249,000 compared to $441,000 on pre-tax income of $1,125,000 for the comparable prior year period. The components of the tax provision for the thirty-six weeks ended November 6, 2011 were a current tax provision of $28,000 and deferred tax provision of $290,000 compared to a current tax provision of $2,000 and deferred tax provision of $439,000 for the comparable prior year period.

 During the first quarter the Company changed its estimate regarding the realization of its net deferred tax assets. Accordingly, in the first quarter it increased the valuation allowance and reduced its net deferred tax assets to zero which resulted in an increase in its deferred tax provision of $106,000. The Company has determined that results during the current quarter including transactions such as the refinancing and recapitalization that occurred subsequent to end of the quarter do not yet warrant a change in this estimate of the future realization of the net deferred tax assets.  Additionally, the Company has determined that the use of its annual effective tax rate would not be appropriate to record its income taxes because a small change in its estimate of income would result in a large change in its effective tax rate. Accordingly, the Company recorded its income taxes based on its results for the quarter and the thirty-six weeks ended November 6, 2011.

Liquidity and Capital Resources.  Cash flow activity for the thirty-six weeks ended November 6, 2011 is presented in the Consolidated Statements of Cash Flows.  Cash provided by operating activities was $562,000 compared to $3,739,000 for the thirty-six weeks ended November 7, 2010.  The decrease in operating cash flow was primarily the result of the net loss of $567,000 in the current year period compared to net income of $684,000 in the prior year, the decrease of $1,950,000 of accounts payable and accrued liabilities compared to an increase of $745,000 in the same categories during the first thirty-six weeks of the prior fiscal year as well as $66,000 less in depreciation add back to operating cash flow in the current year period.  The reduction of accounts payable and accrued liabilities was mainly caused by the payment of liabilities associated with the 12 restaurants which were closed during the first quarter of fiscal 2012.  These reductions of operating cash flow were partially offset by an increase of $488,000 in loss on restaurant assets and decreases in restricted cash of $140,000, receivables of $64,000 and prepaid expenses of $79,000 compared to the prior year period.  The Company paid scheduled long-term bank and capitalized lease debt of $587,000 and $605,000 of debt before its scheduled maturity in the first thirty-six weeks of fiscal 2012 compared to payments of $2,331,000 and $451,000 of debt before its scheduled maturity for the same period in fiscal 2011.  Capital expenditures for the first thirty-six weeks of fiscal 2012 were $1,439,000 less $352,000 of proceeds from the sale of assets compared to $1,603,000 less $234,000 of proceeds from the sale of assets for the fiscal 2011 period as the Company completed the image enhancement of three locations in the current year period, and three locations in the prior year period.  Capital expenditure activity is discussed in more detail in Note 6 to the consolidated financial statements.

The Company’s debt arrangements require the maintenance of a consolidated fixed charge coverage ratio of 1.20 to 1 regarding all of the Company’s loans and the maintenance of individual restaurant fixed charge coverage ratios of between 1.20 and 1.50 to 1 on certain of the Company’s individual restaurant loans.  A portion of the Company’s debt also contains a funded debt to EBITDAR (earnings before interest, taxes, depreciation, amortization and rent) requirement of 5.5.  Fixed charge coverage ratios are calculated by dividing the cash flow before rent and debt service for the previous 12 months by the debt service and rent due in the coming 12 months.  In the calculation of funded debt to EBITDAR, funded debt is the next twelve month operating lease obligation times eight plus the debt balance at the measurement date.  The funded debt is then divided by the prior twelve month EBITDAR to obtain the calculated ratio.  The consolidated and individual ratios are all computed quarterly.  As of November 6, 2011, the Company was not in compliance with the consolidated fixed charge coverage ratio of 1.20 or with the funded debt to EBITDAR ratio of 5.5.  As of the measurement date of November 6, 2011, the Company’s consolidated fixed charge coverage ratio was 1.0 to 1 and funded debt to EBITDAR was 6.2.  Also, at the end of the fiscal third quarter of 2012 the Company was not in compliance with the individual fixed charge coverage ratio on 22 of its restaurant properties including five closed locations.  The Company has not obtained waivers with respect to the non-compliance from the applicable lenders at November 6, 2011, August 14, 2011, May 22, 2011 and at February 27, 2011.

The Company engaged the services of a financial advisor to renegotiate its financing arrangements and to raise replacement capital to fund its required restaurant image enhancement obligations discussed in Note 6.  As disclosed previously in its public filings, in April 2011 the Company began deferring the payment of principal and paying interest only on substantially all of its debt as part of a strategy to engage in the negotiation of recapitalization of its debt and in order to conserve operating cash while adjusting to the closure of twelve restaurants during April 2011.  As a result of this event of default, all of the Company’s debt is classified as current in the balance sheets as of November 6, 2011 and February 27, 2011 since waivers of non-compliance were not obtained.  As previously disclosed in Form 8-K’s, the Company was granted, by its lenders, a waiver of the prepayment penalties on substantially all of its debt that contains prepayment provisions through December 31, 2011 and forbearance on the payment of principal until December 31, 2011 for one lender and December 30, 2011 for the other, in order to pursue its plan to recapitalize its existing debt using a combination of new debt and sale/leaseback financing, which structure contemplates the payment of the debt on which it has not met its loan covenants.

As of December 13, 2011, subsequent to the balance sheet date, the Company completed the refinancing of substantially all of the debt shown on the balance sheet as of November 6, 2011.  The replacement financing involved the sale and leaseback of 29 restaurant properties for approximately $22,000,000 and a new term loan in the amount of approximately $8,250,000.  The term loan has a floating interest rate based on 30 day LIBOR with a minimum rate of 9.0% and has a five year term with a 10 year amortization and principal payments beginning in the thirteenth month of the term.  The term loan has graduated covenants with fixed charge coverage ratio beginning at 1.15, debt to EBITDAR of 2.75 and minimum EBITDA of $2,500K.  The Company’s completion of the refinancing eliminates the forbearance agreements that had been in effect with lenders which are now paid off.  The financing also required the consent of KFC Corporation, the Company’s primary franchisor and the entry, by the Company into a definitive remodel agreement with KFC Corporation.  See Note 8 - Subsequent Events, and Note 6 – Capital Expenditures, for further discussion of both the refinancing and the remodel agreement.

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

ASU 2011-08 September, 2011 – Topic 350 “Intangibles – Goodwill and Other”
This update simplifies the previous two step process for goodwill impairment testing by allowing a qualitative analysis to determine if it is more likely than not that an impairment exists before being required to complete the two step impairment calculation.  This update is effective for interim and annual periods beginning after December 15, 2011.  The Company has determined that the changes to the accounting standards required by this update do not have a material effect on the Company’s financial position or results of operations.

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

Safe Harbor Statements.  This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The statements include those identified by such words as “may,” “will,” “expect” “anticipate,” “believe,” “plan” and other similar terminology.  Forward looking statements involve risks and uncertainties that could cause actual events or results to differ materially from those expressed or implied in this report.  The forward-looking statements reflect the Company’s current expectations and are based upon data available at the time of the statements.  Actual results involve risks and uncertainties, including both those specific to the Company and general economic and industry factors.  Factors specific to the Company include, but are not limited to, its debt covenant compliance, actions that lenders may take with respect to any debt covenant violations, its ability to obtain waivers of any debt covenant violations and its ability to pay all of its current and long-term obligations and those factors described in Part I Item 1A (“Risk Factors”) of the Company’s annual report on Form 10-K filed with the SEC on May 31, 2011.  Economic and industry risks and uncertainties include, but are not limited, to, franchisor promotions, business and economic conditions, legislation and governmental regulation, competition, success of operating initiatives and advertising and promotional efforts, volatility of commodity costs and increases in minimum wage and other operating costs, availability and cost of land and construction, consumer preferences, spending patterns and demographic trends.  In addition, the forward-looking statements contained herein represent our estimates only as of the date of this filing and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, whether to reflect actual results, changes in assumptions, changes in other factors affecting such forward-looking statements or otherwise.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Essentially all of the Company’s debt comprising approximately $8.25 million of principal balance has a variable rate which is adjusted monthly.  A one percent increase in the variable rate base (90 day LIBOR) of the loans at the beginning of the year would not increase the Company’s  annual interest costs as there is more than a 4% difference between the minimum interest rate and the calculated variable rate.  The Company may choose to offset all, or a portion of its future risk through the use of interest rate swaps or caps.  The Company does not enter into derivative financial investments for trading or speculation purposes.  Also, the Company is subject to volatility in food costs as a result of market risk and we manage that risk through the use of a franchisee purchasing cooperative which uses longer term purchasing contracts.  Our ability to recover increased costs through higher pricing is, at times, limited by the competitive environment in which we operate.  The Company believes that its market risk exposure is not material to the Company’s financial position, liquidity or results of operations.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”) carried out an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)) as of the end of the period covered by this report.  Based on that evaluation, the Company’s PEO and PFO concluded that our disclosure controls and procedures were effective as of November 6, 2011.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended November 6, 2011 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

MORGAN’S FOODS, INC.

/s/ Kenneth L. Hignett
Kenneth L. Hignett
Senior Vice President,
Chief Financial Officer and Secretary
December 21, 2011

INDEX TO EXHIBITS

Exhibit
Number                                                                                                              Exhibit Description

10.13	Amendment dated September 28, 2011 to the Pre-negotiation Agreement with KFC Corporation dated May 19, 2011
10.14	Amendment dated October 27, 2011 to the Pre-negotiation Agreement with KFC Corporation dated May 19, 2011
10.15	GE Capital Franchise Finance Limited Forbearance Agreement dated August 10, 2011
10.16	Extension dated October 28, 2011 of GE Capital Franchise Finance Limited Forbearance Agreement dated August 10, 2011
31.1	Certification of the Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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