Form 10-K
period 2012-02-26
MORGANS FOODS INC
filed 2012-05-29
CIK 68145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended	February 26, 2012	Commission file number	1-08395

MORGAN'SFOODS, INC.

(Exact name of registrant as specified in its charter)

Ohio	34-0562210
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

4829 Galaxy Parkway, Suite S, Cleveland, OH 44128
(Address of principal executive officers) (Zip Code)

Registrant's telephone number, including area code:	(216) 359-9000

Securities registered pursuant to Section 12(b) of the Act:  None

Title of each class                                                                  Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:  Common Shares, Without Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes      No      X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes      No      X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
Yes   X              No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  X            No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of "large accelerated filer”, ”accelerated filer” and “smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):
Large accelerated filer......                       Accelerated filer .....                   Non-accelerated filer …..                Smaller Reporting Company…X….

Indicate by check mark whether the registration is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes       No      X

As of August 14, 2011, the aggregate market value of the common stock held by nonaffiliates of the Registrant was $ 710,319.

As of May 9, 2012, the Registrant had 2,934,995 common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the Definitive Proxy Statement for the 2012 annual meeting of shareholders to be held on June 22, 2012 and to be filed with the Securities and Exchange Commission about June 1, 2012.

PART I

ITEM 1.  BUSINESS

General

Morgan’s Foods, Inc. (the “Company”), which was formed in 1925, operates through wholly-owned subsidiaries KFC restaurants under franchises from KFC Corporation, Taco Bell restaurants under franchises from Taco Bell Corporation, Pizza Hut Express restaurants under licenses from Pizza Hut Corporation and an A&W restaurant under a license from A&W Restaurants, Inc.  As of May 18, 2012, the Company operates 57 KFC restaurants, five Taco Bell restaurants, nine KFC/Taco Bell "2n1's" under franchises from KFC Corporation and franchises from Taco Bell Corporation, three Taco Bell/Pizza Hut Express “2n1’s” under franchises from Taco Bell Corporation and licenses from Pizza Hut Corporation, and one KFC/A&W “2n1” operated under a franchise from KFC Corporation and a license from A&W Restaurants, Inc.  The Company’s fiscal year is a 52 - 53 week year ending on the Sunday nearest the last day of February.

During the 2012 fiscal year the Company was engaged in negotiations with its major franchisor regarding delinquent remodeling obligations.  The situation resulted in the closing of twelve KFC restaurants in April 2011due to the termination of their franchise agreements.  The negotiations culminated with the execution, in December 2011, of a definitive remodel agreement between the Company and KFC Corp. for the Company’s remaining KFC restaurants.  Simultaneously, the Company entered into a financing arrangement with a unit of Fortress Credit Corp. for a sale and leaseback of twenty-nine of its restaurant properties and a term note in the amount of $8.25M which extinguished substantially all of the Company’s then outstanding debt.

Restaurant Operations

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

Of the 75 KFC, Taco Bell and "2n1" restaurants operated by the Company as of May 18, 2012, 13 are located in Ohio, 45 in Pennsylvania, eight in Missouri, one in Illinois, seven in West Virginia and one in New York.  The Company was one of the first KFC Corporation franchisees and has operated in excess of 20 KFC franchises for more than 25 years.  Operations relating to these units are seasonal to a certain extent, with higher sales generally occurring in the summer months.

Franchise Agreements

All of the Company's KFC and Taco Bell restaurants are operated under franchise agreements with KFC Corporation and Taco Bell Corporation, respectively.  The Company’s KFC/Taco Bell "2n1" restaurants are operated under franchises from KFC Corporation and franchises from Taco Bell Corporation.  The Taco Bell/Pizza Hut Express “2n1’s” are operated under franchises from Taco Bell Corporation and licenses from Pizza Hut Corporation.  The KFC/A&W “2n1” is operated under a franchise from KFC Corporation and a license from A&W Restaurants, Inc.  The Company considers retention of these agreements to be important to the success of its restaurant business and believes that its relationships with KFC Corporation, Taco Bell Corporation, Pizza Hut Corporation and A&W Restaurants, Inc. are satisfactory.  For further discussion of the requirements of the franchise and license agreements see “Other Contractual Obligations and Commitments” in Part II of this report.

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

Competition

The quick service restaurant business is highly competitive and is often affected by changes in consumer tastes; national, regional, or local economic conditions, demographic trends, traffic patterns; the type, number and locations of competing restaurants and disposable purchasing power.  Each of the Company's KFC, Taco Bell and “2n1” restaurants competes directly or indirectly with a large number of national and regional restaurant operations, as well as with locally owned restaurants, drive-ins, diners and numerous other establishments which offer low- and medium-priced chicken, Mexican food, pizza, hamburgers and hot dogs to the public.

The Company's KFC, Taco Bell and “2n1” restaurants rely on innovative marketing techniques and promotions to compete with other restaurants in the areas in which they are located.  The Company's competitive position is also enhanced by the national advertising programs sponsored by KFC Corporation, Taco Bell Corporation, Pizza Hut Corporation, A&W Restaurants, Inc. and their franchisees.  Emphasis is placed by the Company on its control systems and the training of personnel to maintain high food quality and good service.  The Company believes that its KFC, Taco Bell and “2n1” restaurants are competitive with other quick  service  restaurants  on  the basis  of the important  competitive factors in the restaurant business  which include, primarily, restaurant location, product price, quality and differentiation, and also restaurant and employee appearance.

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

Growth

The Company built no new restaurants in fiscal years 2012 or 2011.

Employees

As of May 14, 2012, the Company employed approximately 1,679 persons, including 39 administrative and 190 managerial employees.  The balance are hourly employees, most of whom are part-time.  None of the Company’s employees are represented by a labor union.  The Company considers its employee relations to be satisfactory.

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

Image Enhancement and Capital Expenditure Requirements

The Company faces significant image enhancement and relocation requirements in future fiscal years as described under “Required Image Enhancements” in Part II of this report.  There is no assurance that the Company will be able to fund these obligations when due.  Lack of funding would have a material adverse affect on the operations of the Company, including the loss of restaurants subject to enhancement or relocation requirements under applicable franchise agreements and default under its financing arrangements.

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

Environmental Liabilities

In operating its restaurants, the Company owns or controls through leases many real estate parcels.  Environmental problems at any of these sites could cause significant costs and liabilities for the Company.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

The Company leases approximately 6,000 square feet of space for its corporate headquarters in Cleveland, Ohio. The lease expires December 31, 2017 and the rent during the current term is $5,000 per month.  The Company also leases space for a regional office in Youngstown, Ohio, which is used to assist in the operation of the KFC, Taco Bell and “2n1” restaurants.

Of the 75 KFC, Taco Bell and “2n1” restaurants, the Company owns the land and building for seven locations, owns the building and leases the land for 21 locations and leases the land and building for 47 locations.  None of the owned properties are subject to mortgages.  Additionally, the Company owns the land and building for three closed locations, and is obligated for various terms under leases on two other closed locations.  Remaining lease terms (including renewal options) range from 5 months to 38 years and average approximately 21 years.  These leases generally require the Company to pay taxes and utilities, to maintain casualty and liability insurance, and to keep the property in good repair.  The Company pays annual rent for each leased KFC, Taco Bell or “2n1” restaurant in amounts ranging from $24,000 to $136,000.  In addition, four of these leases require payment of additional rentals based on a percentage of gross sales in excess of certain base amounts.  Sales for five KFC, Taco Bell and “2n1” restaurants exceeded the respective base amounts in fiscal 2012.  Twenty-seven of the leased locations are covered by two master leases which aggregate the lease amounts for all of the properties included in the master leases and do not specify a rent amount for each individual location.  The Company allocates the rent under the master leases to each specific location for internal bookkeeping purposes.

The Company believes that its restaurants are generally efficient, well equipped and maintained and in good condition.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

Executive Officers of the Company

The Executive Officers and other Officers of the Company are as follows:

Name	Age	Position with Registrant	Officer Since

Executive Officers:

Leonard R. Stein-Sapir	73	Chairman of the Board and	April 1989
Chief Executive Officer

James J. Liguori	63	President and	June 1979
Chief Operating Officer

Kenneth L. Hignett	65	Senior Vice President -	May 1989
Chief Financial Officer
& Secretary

Other Officers:

Barton J. Craig	63	Senior Vice President -	January 1994
General Counsel

Vincent J. Oddi	69	Vice President -	September 1979
Restaurant Development

Ramesh J. Gursahaney	63	Vice President - Operations	January 1991

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

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's Common Shares are traded over-the-counter (OTC Bulletin Board) under the symbol “MRFD”. The following table sets forth, for the periods indicated, the high and low sale prices of the Common Shares as reported.

	Price Range
	High	Low
Year ended February 26, 2012:

1st Quarter	$2.05	$0.50
2nd Quarter	0.85	0.02
3rd Quarter	1.02	0.35
4th Quarter	1.15	0.35

Year ended February 27, 2011:

1st Quarter	$5.00	$3.30
2nd Quarter	4.00	2.11
3rd Quarter	4.00	2.65
4th Quarter	3.00	2.05

As of May 9, 2012, the Company had approximately 737 shareholders of record. The Company has paid no dividends since 1975 and does not expect to pay dividends in the foreseeable future.

Securities authorized for issuance under equity compensation plans are shown in the table below:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of shares remaining for future issuance under equity compensation plans
Equity Compensation plans approved by security holders	146,650	$1.50	-
Equity Compensation plans not approved by security holders	350	$1.50	-
Total	147,000	$1.50	-

Shareholder Return Performance Graph

Set forth below is a line graph comparing the cumulative total return on the Company’s Common Shares, assuming a $100 investment as of February 25, 2007, and based on the market prices at the end of each fiscal year, with the cumulative total return of the Standard & Poor’s Midcap 400 Stock Index and a restaurant peer group index composed of 12 restaurant companies each of which has a market capitalization comparable to that of the Company.

Comparison of Cumulative Five Year Total Return
Morgan's Foods, Inc.
S&P MidCap 400 Index
Peer Group
$200
$150
$100
$50
$0
2/25/2007
3/2/2008
3/1/2009
2/28/2010
2/27/2011
2/26/2012

	2007	2008	2009	2010	2011	2012
Morgan's Foods, Inc.	100	52	16	27	16	7
S&P MidCap 400 Index	100	92	53	89	118	122
Peer Group	100	99	30	58	89	86

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

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial information for each of the five fiscal years in the period ended February 26, 2012, is derived from, and qualified in its entirety by, the consolidated financial statements of the Company.  The following selected financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the notes thereto included elsewhere in this report.

	Years Ended
	February 26,	February 27,	February 28,	March 1,	March 2,
	2012	2011	2010	2009	2008
$ in thousands, except per share amounts
Revenues	$82,237	$89,891	$90,544	$92,485	$96,318
Cost of sales:
Food, paper and beverage	27,238	28,267	28,457	29,695	29,524
Labor and benefits	23,794	26,533	26,448	26,850	27,404
Restaurant operating expenses	21,298	23,748	23,931	24,068	24,415
Depreciation and amortization	2,598	2,831	3,026	3,224	2,953
General and administrative expenses	5,311	5,450	5,409	5,740	6,111
Loss on restaurant assets	766	841	75	417	112
Early Extinguishment of Debt	405	138	85	222	1,718
Operating income	827	2,083	3,113	2,269	4,081
Provision for income taxes	390	637	340	391	349
Net income (loss)	(1,680)	(988)	396	(1,390)	414
Basic net income (loss) per comm. sh. (1)	(0.57)	(0.34)	0.13	(0.47)	0.14
Diluted net income (loss) per comm. sh. (1)	(0.57)	(0.34)	0.13	(0.47)	0.14
Working capital deficiency	(432)	(29,770)	(3,984)	(16,091)	(5,335)
Total assets	52,426	44,088	48,925	51,988	55,962
LT debt and capital lease - current portion	276	27,097	3,209	16,514	3,224
Long-term debt less current maturities	8,220	-	29,725	19,738	35,789
Long-term capital lease obligations	22,505	1,013	1,061	1,105	1,144
Shareholders’ equity	(1,045)	635	1,623	1,171	2,473
Net cash flow operating activities	1,695	3,667	3,849	(98)	4,856
Net cash flow investing activities	17,837	1,047	(1,539)	1,727	(8,061)
Net cash flow financing activities	(19,111)	(5,885)	(3,362)	(2,800)	1,804

Certain amounts in prior periods have been reclassified to conform to the current period presentation

(1)
Computed based upon the basic weighted average number of common shares outstanding during each year, which were 2,934,995 in 2012, 2011, 2010 and 2009, and 2,911,448 in 2008, and the diluted weighted average number of common and common equivalent shares outstanding during each year, which were 2,934,995 in 2012 and 2011, 2,991,941 in 2010, 2,934,995 in 2009, and 2,968,654 in 2008.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

During April 2011 the Company was required by KFC Corporation to close 12 KFC locations because they did not meet the franchisor’s current image.  Image enhancement requirements for these closed locations were formerly included in the capital requirements schedules published by the Company and have now been removed.  As discussed in its report on Form 8-K filed December 15, 2011, the Company has entered into a Remodel Agreement dated December 9, 2011 with KFC Corporation covering all of its KFC and KFC branded 2 in 1 restaurants.  The Remodel Agreement terminated the May 19, 2011 Pre-negotiation Agreement with KFC Corporation and also the default notices on thirteen KFC restaurants received on May 2, 2011, which were the primary subject of the Pre-negotiation Agreement.  On December 9, 2011, the Company also entered into a Purchase and Sale Agreement and Joint Escrow Instructions with, and completed the sale of 29 restaurant properties to, DBMFI LLC, a Delaware limited liability company and an affiliate of Fortress Credit Corp., in order to lease the properties back.  The sale generated gross proceeds of approximately $22 million to the Company, less normal expenses such as title work, environmental and valuation reports, surveys, and legal fees.  In connection with the sale the Company also entered into two Master Land and Building Leases to lease the 29 properties back from DBMFI LLC under a 20 year lease with 2 five year extension options.  Under the leases the Company will pay annual rent of $2,140,000 with increases of 1.5% for each of the first five years and 10% each five years thereafter.  Simultaneously, on December 9, 2011, the Company entered into a Credit and Security Agreement with Fortress Credit Corp. which provides for a term loan in the amount of $8,250,000 having a term of five years with payments based on a 10 year amortization and principal payments beginning in the thirteenth month.  Interest on the term loan is calculated at 7.25% over 30 day LIBOR with a minimum rate of 9.0%.  The combination of the sale/leaseback and credit agreement allowed the Company to pay off substantially all of its existing debt at the time including certain prepayment charges and resulted in the write off of related deferred financing costs.

Results of Operations

During fiscal 2012 and 2011 the Company operated KFC franchised restaurants, Taco Bell franchised restaurants and various “2n1” restaurants which include the KFC, Taco Bell, Pizza Hut and A&W concepts in the states of Illinois, Missouri, Ohio, Pennsylvania, West Virginia and New York.  The average number of restaurants in operation during each fiscal year was 77 in 2012 and 90 in 2011.

Summary of Expenses and Operating Income as a Percentage of Revenues

	2012	2011
Cost of sales:
Food, paper and beverage	33.1%	31.4%
Labor and benefits	28.9%	29.5%
Restaurant operating expenses	25.9%	26.4%
Depreciation and amortization	3.2%	3.1%
General and administrative expenses	6.5%	6.1%
Operating income	1.5%	2.5%

Revenues

Revenue was $82,237,000 in fiscal 2012, a decrease of $7,654,000, or 8.5%, compared to fiscal 2011.  This decrease in restaurant revenues during fiscal 2012 was primarily due to the permanent closing of 15 restaurants, partially offset by a comparable restaurant revenue increase of 2.3%, or $1,788,000.

Revenues for the 16 weeks ended February 26, 2012, were $23,884,000, a decrease of $907,000, or 3.7%, compared to the 16 weeks ended February 27, 2011, primarily resulting from the permanent closing of 15 restaurants, offset by a 7.3% or $1,617,000 increase in comparable restaurant revenues.

Cost of Sales – Food, Paper and Beverage

Food, paper and beverage costs as a percent of revenue increased to 33.1% in fiscal 2012 compared to 31.4% in the prior year.  There was a general increase in commodity costs throughout fiscal 2012 causing food costs to rise, as well as higher food costs related to promotional items.  These cost increases were partially offset by the closing, early in the 2012 fiscal year, of 15 less efficient restaurants.

For the fourth quarter of fiscal 2012, food, paper and beverage costs increased slightly as a percentage of revenues to 32.9% from 32.5% in the fourth quarter fiscal 2011 primarily for the reasons discussed above.

Cost of Sales – Labor and Benefits

Labor and benefits decreased to 28.9% of revenues, or $23,794,000, in fiscal 2012 from 29.5% of revenues, or $26,533,000, in fiscal 2011.  The decrease was primarily the result of closing 15 less efficient restaurant locations early in the fiscal 2012 year.

Labor and benefit costs for the fourth quarter of fiscal 2012 decreased to 29.4% of revenues, or $7,026,000, compared to 30.5% of revenues, or $7,566,000, in fiscal 2011. The decrease was primarily for the reasons discussed above.

Restaurant Operating Expenses

Restaurant operating expenses decreased as a percentage of revenues to 25.9%, in fiscal 2012 compared 26.4% in fiscal 2011.  This decrease was primarily the result of lower utility costs and the closing of 15 less efficient restaurant locations.

Restaurant operating expenses for the fourth quarter of fiscal 2012 decreased slightly as a percentage of revenues to 26.4%, or $6,315,000, from 26.7% of revenues, or $6,626,000, in the year earlier quarter.  This decrease was primarily the result of the reasons discussed above.

Depreciation and Amortization

Depreciation and amortization for fiscal 2012 at $2,598,000 was a decrease from fiscal 2011 at $2,831,000.  The decrease was a result of write offs of assets and franchise agreements of the 15 closed restaurant locations, offset by an increase of capital lease assets created by the December sale leaseback transaction.

Depreciation and amortization for the fourth quarter of fiscal 2012 at $810,000 was a decrease from the fourth quarter of fiscal 2011 at $965,000. This decrease was a result of the reasons noted above.

General and Administrative Expenses

General and administrative expenses were $5,311,000, or 6.5% of revenues, in fiscal 2012 compared to $5,450,000, or 6.1% of revenues, in fiscal 2011.  The change was primarily caused by the reduction of administrative staff, partially offset by $415,000 of financial advisory fees and $110,000 of legal fees related to certain litigation in the current year.  The prior year amount included $240,000 of waiver fees and $41,000 of financial advisory fees.  Absent the non-recurring items, general and administrative expenses during fiscal 2012 would have been $4,786,000 or 5.8% of revenues and for fiscal 2011 would have been $5,169,000 or 5.8% of revenues.

For the fourth quarter of fiscal 2012, general and administrative expenses were $1,579,000, or 6.6% of revenues, compared to $1,521,000, or 6.1% of revenues, in the fourth quarter of fiscal 2011.  The increase of $58,000 was primarily the result of $349,000 of financial advisory fees partially offset by a reduction of administrative staff and $133,000 for the reversal of late charges on debt which were incurred earlier in the fiscal year but were eliminated in the refinancing transaction of December 2011.  Absent the non-recurring items, general and administrative expenses for the fourth quarter of fiscal 2012 would have been $1,363,000 or 5.7% of revenues and $1,476,000 or 6.0% of revenues for the fourth quarter of fiscal 2011.

Loss on Restaurant Assets

The Company had a loss on restaurant assets of $766,000 in fiscal 2012 compared to a loss of $841,000 in fiscal 2011.  The fiscal 2012 loss consisted of $93,000 related to the permanent closure of 15 restaurant locations, $229,000 change in reserve for disposal of four permanently closed leased restaurant locations, $187,000 of closed unit expenses, $255,000 reduction of assets held for sale values of four locations, $66,000 of goodwill write offs related to the sale of one restaurant location, $25,000 reductions in the value of assets related to the restaurant closed in April 2012 (see Subsequent Events for further discussion), slightly offset by a gain of $111,000 for the sale of one restaurant location.  The fiscal 2011 loss consisted of $406,000 of tangible asset impairment consisting primarily of reductions in the value of assets related to the restaurants closed April of 2011, a $125,000 reduction of assets held for sale, $152,000 of loss related to the permanent closing of three restaurants and $89,000 of goodwill write offs related to the sale of three restaurant locations.

In the fourth quarter of fiscal 2012 the Company had a loss on restaurant assets of $140,000 compared to a loss of $703,000 in the fourth quarter of fiscal 2011.  The decrease in the loss was primarily caused by $12,000 change in the reserve for disposal of two permanently closed leased restaurant locations, $33,000 of closed unit expenses, $45,000 reduction of assets held for sale values of one location and $25,000 reductions in the value of assets related to the restaurant closed April 2012 (see Subsequent Events for further discussion).  Fiscal 2011 loss consisted of $406,000 of tangible asset impairment consisting primarily of reductions in the value of assets related to the restaurants closed April of 2011, a $125,000 reduction of assets held for sale, $152,000 of loss related to the permanent closing of three restaurants and $89,000 of goodwill write offs related to the sale of three restaurant locations.

Early Extinguishment of Debt

During fiscal 2012, the Company incurred $405,000 of prepayment charges and the write-off of deferred financing costs relating to the early payment of debt to facilitate the sale/leaseback of 30 operating restaurants.  During fiscal 2011, the Company incurred $138,000 of prepayment charges and the write-off of deferred financing costs relating to the early payment of debt to facilitate the disposal of a closed restaurant location and the sale/leaseback of two operating restaurants.

Operating Income

Operating income in fiscal 2012 decreased to $827,000 from $2,083,000 in fiscal 2011 primarily as a result of the items discussed above.

Bank and Capitalized Lease Interest Expense

Interest expense on bank debt and notes payable decreased to $1,703,000 in fiscal 2012 from $2,286,000 in fiscal 2011.  The decrease in interest expense for fiscal 2012 was the result of pay off of debt facilitated by the sale/leaseback of 30 operating restaurants.  This payoff reduced the outstanding debt balances.  Interest expense from capitalized lease debt increased to $562,000 in fiscal 2012 from $104,000 in fiscal 2011 due to the December sale/leaseback activity.

Other Income and Expense

Other income was $148,000 in fiscal 2012 compared to expense of $44,000 in fiscal 2011.  The increase in income of $192,000 consisted primarily of $65,000 of settlements in 2012 relating to insurance and legal matters, offset by other expense in the previous year period of $111,000 in charitable contributions to the Susan G. Komen Foundation generated by KFC’s Buckets for the Cure promotion and a $65,000 penalty related to the early termination of a Taco Bell franchise agreement.

For the current year fourth quarter other income was $11,000 compared to expense of $35,000 in the previous year quarter.  The increase in other income of $46,000 consisted primarily of a $65,000 penalty related to the early termination of a Taco Bell franchise agreement that was in the prior year period.

Provision for Income Taxes

There is no current federal tax provision for fiscal 2012 and 2011.  The state and local tax provisions for fiscal 2012 and 2011 are a provision of $39,000 and a benefit of $1,000, respectively.  The deferred tax provisions for fiscal 2012 and 2011 are $351,000 and $638,000, respectively and resulted from changes in the balance of net deferred tax assets, deferred tax liabilities associated with indefinite lived intangible assets and the valuation allowance for deferred tax assets.

There are no current federal tax provisions for the fourth quarter of fiscal 2012 and 2011.  The state and local tax provisions for the quarter are a benefit of $11,000 compared to a benefit of $3,000 for the comparable prior quarter.  The deferred tax provision for the quarter was $61,000 compared to $199,000 for the comparable prior year quarter.  The fourth quarter of fiscal 2012 includes an increase in the deferred tax valuation allowance of $634,000 and fiscal 2011 includes an increase in the deferred tax valuation allowance of $755,000.

Liquidity and Capital Resources

Cash flow activity for fiscal 2012 and 2011 is presented in the Consolidated Statements of Cash Flows.  Cash provided by operating activities was $1,695,000 for the year ended February 26, 2012 compared to $3,667,000 for the year ended February 27, 2011.  Primary factors causing the change were:
•	a net loss of $1,680,000 in fiscal 2012 compared to a net loss of $988,000 in fiscal 2011;
•	decrease of $1,068,000 in accounts payable and accrued liabilities compared to an increase of $698,000 in the same categories in the prior year;
•	$233,000 less in depreciation add back to operating cash flow in the current year;
•	use of $140,000 of restricted cash in the current year compared to a deposit of $140,000 in the prior year;
•	$286,000 less in deferred taxes in the current fiscal year compared to the prior fiscal year; and
•	reduction of $337,000 in prepaid expenses in the current year compared to an increase of $57,000 in the prior year

The reduction of accounts payable and accrued liabilities was mainly caused by the payment of liabilities associated with the 15 restaurants which were closed during the first quarter of fiscal 2012.  The change in prepaid expenses was due primarily to the reduction in the number of operating facilities.  The $17,837,000 of cash provided by investing activities consisted primarily of $21,490,000 of cash provided by the sale/leaseback transactions partially offset by $2,019,000 for capital expenditures, and $2,080,000 of deposits to restricted cash.  In fiscal 2011 the Company was provided with cash of $1,047,000 in investing activities primarily because of proceeds from sale/leaseback transactions and the sale of three restaurant locations.  The Company made principal payments of $589,000 and paid long-term bank debt in advance of its scheduled maturities of $26,304,000 partially offset by proceeds from the issuance of long-term debt of $8,251,000 as the major components of cash flow from financing activities in fiscal 2012.  This compared to scheduled principal payments of $3,095,000 and payments in advance of scheduled maturities of $2,764,000 in fiscal 2011.  Management believes that its operating cash flows and available cash for the coming year will be sufficient to meet its liquidity and capital resource needs.

At February 26, 2012 the Company’s term loan agreement requires the maintenance of a consolidated fixed charge coverage ratio of 1.15 to 1 regarding all of the Company’s debt.  Fixed charge coverage ratios are calculated by dividing the cash flow before taxes, rent and debt service (“EBITDAR”) for the previous 12 months by the debt service and rent due in the coming 12 months.  The Company’s term loan also requires a consolidated debt to EBITDA ratio of 2.75 or less, minimum EBITDA of $2.7 million and minimum unencumbered cash of $1.5 million.  The ratios are computed quarterly.  At the end of fiscal 2012, the Company was in compliance with all of the required ratios.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has incurred losses in fiscal years 2012 and 2011 and has negative working capital and an accumulated deficit at February 26, 2012.  The Company has managed its liquidity in 2012 through the refinancing of substantially all of its debt, the sale and leaseback of restaurant properties and entering into a Remodel Agreement with KFC (see notes 5 and 6).  Should the Company have difficulty meeting its forecasts, this could have an adverse effect on its liquidity position. Management has taken actions to improve its cash flows, including closely monitoring its expenses and store closings for underperforming stores during fiscal 2011 and 2012 and expects to be able to achieve its forecast for the coming year. However, there can be no assurances that our cash flow will be sufficient to allow us to continue as a going concern if we are unable to meet our projections.

Other Matters – Refinancing and Remodel Agreement

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

On December 9, 2011, the Company also entered into a Purchase and Sale Agreement and Joint Escrow Instructions with, and completed the sale of 29 restaurant properties to DBMFI LLC, a Delaware limited liability company and an affiliate of Fortress Credit Corp., in order to lease the properties back.  The sale generated gross proceeds of approximately $22 million to the Company, less normal expenses such as title work, environmental and valuation reports, surveys, and legal fees.  In connection with the sale the Company also entered into two Master Land and Building Leases to lease the 29 properties back from DBMFI LLC under a 20 year lease with 2 five year extension options.  Under the leases the Company will pay annual rent of $2,140,000 with increases of 1.5% for each of the first five years and 10% each five years thereafter.

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

The sale and leaseback arrangement and the term loan both described above, funded the advisory fee due to Brookwood Associates of approximately $442,500 and the payoff and termination of the Company’s long term debt in the amount of approximately $9,886,000 of fixed rate, securitized debt with BNY Mellon and approximately $15,837,000 of fixed and variable rate debt from GE Capital Corp.  The Company’s engagement of Brookwood Associates as advisor for the financial restructuring extended from November 23, 2010 to the closing of the loan and sale/leaseback transactions on December 9, 2011.  Early payment of these debt obligations caused the Company to incur approximately $161,000 of prepayment costs and write off approximately $211,000 of deferred financing costs.

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

Subsequent Events

After the balance sheet date of February 26, 2012, the Company completed the remodeling of two KFC restaurants, one in March and one in May of 2012, at a cost of approximately $859,000 and installed four additional KFC operations platforms (Merit P.O.S. system, next generation holding cabinets and speed of service timing system) at a cost of approximately $135,000 in accordance with the contracts requiring the remodels and installation of the operations platforms.

Also, after February 26, 2012, the Company completed the sale of three closed restaurant properties in Conneaut Lake, Rochester and Pittsburgh, Pennsylvania.  The total selling price of the properties was approximately $515,000.  As of the balance sheet date, all of the properties were included in Assets Held for Sale.  On May 17, 2012 the land and building lease for an unprofitable KFC location in St. Louis, MO expired and the restaurant was closed.  The Company expects to write off approximately $125,000 of goodwill in the first quarter of fiscal 2013 related to the sale of these properties.

Market Risk Exposure

The Company’s debt comprising approximately $8.25 million of principal balance has a variable rate which is adjusted monthly.  A one percent increase in the variable rate base (30 day LIBOR) of the loan at the beginning of the year would not affect the Company’s annual interest costs.  The loan is subject to a minimum interest rate of 9.0% which would mean that LIBOR would have to increase by approximately 1.5% before the increase would begin to affect the interest rate paid by the Company.  The Company may choose to offset all, or a portion of its risk through the use of interest rate swaps or caps if they are available and deemed to be advantageous to the Company.  The Company’s other loan is at a fixed interest rate, and accordingly the Company does not have market risk exposure for fluctuations in interest rates relative to that loan.  The Company does not enter into derivative financial investments for trading or speculation purposes.  Also, the Company is subject to volatility in food costs as a result of market risk and we manage that risk through the use of a franchisee purchasing cooperative which uses longer term purchasing contracts.  Our ability to recover increased costs through higher pricing is, at times, limited by the competitive environment in which we operate.  The Company believes that its market risk exposure related to food commodity price movements may be material to the Company’s financial position, liquidity or results of operations but that its market risk exposure to changes in the interest rate markets is not material to its financial position, liquidity or results of operations.

Other Contractual Obligations and Commitments

For KFC products, the Company is required to pay royalties of 4% of gross revenues and to expend an additional 5.5% of gross revenues on national and local advertising pursuant to its franchise agreements.  For Taco Bell products, the Company is required to pay royalties of 5.5% of gross revenues and to expend an additional 4.5% of gross revenues on national and local advertising.  KFC/Taco Bell “2n1” restaurants are operated under separate KFC and Taco Bell franchise agreements.  For Pizza Hut products in Taco Bell “2n1” restaurants the Company is required to pay royalties of 8.0% of Pizza Hut gross revenues and to expend an additional 2.0% of Pizza Hut gross revenues on national and local advertising.  For A&W products in “2n1” restaurants the Company is required to pay royalties of 7% of A&W gross revenues and to expend an additional 4% of A&W gross revenues on national and local advertising.  Total royalties and advertising, which are included in the Consolidated Statements of Operations as part of restaurant operating expenses, were $8,348,000 and $9,298,000 in fiscal 2012 and 2011, respectively.

Contractual Obligations	2013	2014	2015	2016	2017	Thereafter
Long-term debt, including current	$186	$878	$880	$825	$5,637	$-
Interest expense on long-term debt	$767	$713	$633	$555	$405	$-
Capital leases (1)	$2,252	$2,322	$2,355	$2,389	$2,465	$41,846
Operating leases (1)	$2,351	$2,059	$1,746	$1,510	$1,311	$10,923
Closed locations (2)	$218	$173	$176	$178	$181	$1,807

(1) Does not include contingent rental obligations based on sales performance
(2) Leases related to closed locations

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

The franchise agreements with KFC and Taco Bell Corporation require the Company to upgrade and remodel its restaurants to comply with the franchisors’ current standards within agreed upon timeframes and the franchisor may terminate the franchise agreement for failure to meet those requirements.  In the case of a restaurant containing two concepts, even though only one is required to be remodeled, additional costs will be incurred because the dual concept restaurant is generally larger and contains more equipment and signage than the single concept restaurant.  If a property is of usable size and configuration, the Company can perform an image enhancement to bring the building to the current image of the franchisor.  If the property has a deficiency which would render it unsuitable, the Company would need to relocate the restaurant to another location within the trade area to meet the franchisor’s requirements.

During April 2011 the Company was required by KFC Corporation to close twelve KFC locations because they did not meet the franchisor’s current image.  Image enhancement requirements for these closed locations were formerly included in the capital requirements schedules published by the Company and have now been removed.  As discussed in its report on Form 8-K filed December 15, 2011, the Company has entered into a Remodel Agreement dated December 9, 2011 with KFC Corporation covering all of its KFC and KFC branded 2 in 1 restaurants.  The Remodel Agreement terminated the May 19, 2011 Pre-negotiation Agreement with KFC Corporation and also the default notices on thirteen KFC restaurants received on May 2, 2011, which were the primary subject of the Pre-negotiation Agreement.

The capital requirements for the KFC branded restaurants are included in the schedule based on the requirements of the Remodel Agreement and the Taco Bell restaurants are shown at the time management believes they will be done so that all of them can comfortably be completed before the due date for the group.  The Company has completed the image enhancement of four of its KFC restaurants during the current fiscal year.  Unless otherwise indicated on the schedule, the facility is either a KFC or KFC Branded 2 in 1.  The following schedule contains the capital requirements for the image enhancement of restaurants:

Number of Units	Period	Type	Capital Cost (1)
6	Fiscal 2013	Remodels	2,100,000
2	Fiscal 2014	Remodels	700,000
3	Fiscal 2014	Relo (2)	1,200,000
	Total 2014		1,900,000
4	Fiscal 2015	Remodels	760,000
7	Fiscal 2016	Remodels	1,330,000
4	Fiscal 2017	Remodels	760,000
1	Fiscal 2017	Refresh (3)	75,000
2	Fiscal 2017	Taco Bell	800,000
	Total 2017		1,635,000
3	Fiscal 2018	Remodels	570,000
1	Fiscal 2018	Refresh (3)	75,000
2	Fiscal 2018	Taco Bell	800,000
	Total 2018		1,445,000
2	Fiscal 2019	Remodels	380,000
2	Fiscal 2019	Remodels	320,000
2	Fiscal 2019	Taco Bell	800,000
	Total 2019		1,500,000
7	Fiscal 2020	Refresh (3)	525,000
2	Fiscal 2020	Taco Bell	800,000
	Total 2020		1,325,000
7	Fiscal 2021	Refresh (3)	525,000
7	Fiscal 2022	Refresh (3)	525,000
8	Fiscal 2023	Refresh (3)	600,000
1	Fiscal 2025	Refresh (3)	75,000
73	Total		$ 13,720,000

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

In addition to the various facilities actions listed on the table above, the Company is obligated to spend approximately $2,400,000 by the end of calendar year 2014, which it expects commit ratably over the three year period, install the KFC operations platform consisting of a new point of sale system and related reporting and management systems, new food holding cabinets that improve the quality of product held for sale and a new drive-thru speed of service system in all of its KFC and KFC/Taco Bell "2n1" restaurants.

During fiscal 2012, the Company completed the remodeling of four of its restaurants in the amount of approximately $1,475,000 and installed one of the new KFC operations platforms mentioned above, at a cost of approximately $34,000.  Subsequent to the balance sheet date of February 26, 2012, the Company completed the remodeling of two additional restaurants which are included in the above chart at a cost of approximately $859,000 and installed four additional KFC operations platforms at a cost of approximately $136,000.

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

Critical Accounting Policies

The Company’s reported results are affected by the application of certain accounting policies that require it to make subjective or complex judgments or to apply complex accounting requirements.  These judgments include estimations about the effect of matters that are inherently uncertain and may significantly impact its quarterly or annual results of operations, financial condition or cash flows.  Changes in the estimates and judgments could significantly affect results of operations, financial condition and cash flows in future years.  The Company believes that its critical accounting policies are as follows:

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

•
Applying complex lease accounting requirements to the Company’s capital and operating leases of property and equipment.  The Company leases the building or land, or both, for most of its restaurants.  See Note 6 to the consolidated financial statements for a discussion of lease accounting.

•
Goodwill represents the cost of acquisitions in excess of the fair value of identifiable assets acquired.  Goodwill is not amortized, but is subject to assessment for impairment whenever there is an indication of impairment or at least annually as of fiscal year end by applying a fair value based test.  Due to the significant amount of goodwill compared to the size of the Company’s balance sheet, goodwill is tested for impairment quarterly regardless of indications of impairment or lack thereof.  Goodwill is disaggregated by market area, as defined by the various advertising co-operatives in which the Company participates, for application of the impairment tests.  Also, when a property is sold, the proportion that the proceeds of the property bears to the total fair value of the market is removed from the goodwill balance of that market.  Since the Company does not own a significant amount of real estate, the impact of real estate values on the fair value calculation is minimal.  The calculation of fair value involves the application of valuation factors normally used in the market valuation of restaurants being purchased or sold to the trailing twelve month cash flow of each operating restaurant.  In cases where the trailing cash flow is not indicative of the fair value of the restaurant, the present value of the projected ten year cash flow of the restaurant is used to calculate fair value.  The discount rate used to present value the ten year cash flow is based on the valuation factor normally applied to trailing cash flow in the valuation of purchase and sale transactions.

New Accounting Standards

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

Forward-looking Statements

Portions of this annual report on Form 10-K contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Such statements include those identified by such words as “may” “will” “expect” “anticipate” “believe” “plan” and other similar terminology.  The “forward-looking statements” reflect the Company’s current expectations, are based upon data available at the time of the statements and are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed in or implied by such statements.  Such risks and uncertainties include both those specific to the Company and general economic and industry factors.  Factors specific to the Company include, but are not limited to, its debt covenant compliance, actions that lenders may take with respect to any debt covenant violations, its ability to obtain waivers of any debt covenant violations, its ability to pay all of its current and long-term obligations and those factors described in Part I Item 1A.(“Risk Factors”).  Economic and industry risks and uncertainties include, but are not limited, to, franchisor promotions, business and economic conditions, legislation and governmental regulation, competition, success of operating initiatives and advertising and promotional efforts, inability to complete required remodeling of restaurants, volatility of commodity costs and increases in minimum wage and other operating costs, availability and cost of land and construction, consumer preferences, spending patterns and demographic trends.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MORGAN'S FOODS, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page Reference
Report of Independent Registered Public Accounting Firm	21

Consolidated Balance Sheets at February 26, 2012 and February 27, 2011	22

Consolidated Statements of Operations for the years ended
February 26, 2012 and February 27, 2011	23

Consolidated Statements of Shareholders' Equity for the years ended
February 26, 2012 and February 27, 2011	24

Consolidated Statements of Cash Flows for the years ended
February 26, 2012 and February 27, 2011	25

Notes to Consolidated Financial Statements	26

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Morgan’s Foods, Inc.

We have audited the accompanying consolidated balance sheets of Morgan’s Foods, Inc. (an Ohio corporation) and subsidiaries (the “Company”) as of February 26, 2012 and February 27, 2011, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Morgan’s Foods, Inc. and subsidiaries as of February 26, 2012 and February 27, 2011, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Cleveland, Ohio
May 29, 2012

MORGAN’S FOODS, INC.
Consolidated Balance Sheets
February 26, 2012 and February 27, 2011

	2012	2011
ASSETS
Current assets:
Cash and equivalents	$3,455,000	$3,034,000
Restricted cash	2,080,000	140,000
Receivables	546,000	561,000
Inventories	652,000	715,000
Prepaid expenses	462,000	799,000
Deferred tax assets	-	2,000
Assets held for sale	977,000	545,000
	8,172,000	5,796,000
Property and equipment:
Land	1,275,000	8,677,000
Buildings and improvements	2,823,000	18,861,000
Property under capital leases	22,885,000	1,314,000
Leasehold improvements	10,119,000	9,502,000
Equipment, furniture and fixtures	18,056,000	19,128,000
Construction in progress	404,000	19,000
	55,562,000	57,501,000
Less accumulated depreciation and amortization	21,714,000	29,663,000
	33,848,000	27,838,000

Other assets	513,000	410,000
Franchise agreements, net	821,000	906,000
Goodwill	9,072,000	9,138,000
	$52,426,000	$44,088,000
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Long-term debt, current	$186,000	$27,049,000
Current maturities of capital lease obligations	90,000	48,000
Accounts payable	4,170,000	4,331,000
Accrued liabilities	4,158,000	4,138,000
	8,604,000	35,566,000

Long-term debt	8,220,000	-
Long-term capital lease obligations	22,505,000	1,013,000
Other long-term liabilities	11,280,000	4,362,000
Deferred tax liabilities	2,862,000	2,512,000

SHAREHOLDERS' EQUITY
Preferred shares, 1,000,000 shares authorized, no shares outstanding	-	-
Common stock, no par value
Authorized shares - 25,000,000
Issued shares - 2,969,405	30,000	30,000
Treasury shares - 34,410	(81,000)	(81,000)
Capital in excess of stated value	29,488,000	29,488,000
Accumulated deficit	(30,482,000)	(28,802,000)
Total shareholders' equity	(1,045,000)	635,000
	$52,426,000	$44,088,000

See accompanying Notes to Consolidated Financial Statements.

MORGAN’S FOODS, INC.
Consolidated Statements of Operations
Years Ended February 26, 2012 and February 27, 2011

	2012	2011
Revenues	$82,237,000	$89,891,000

Cost of sales:
Food, paper and beverage	27,238,000	28,267,000
Labor and benefits	23,794,000	26,533,000
Restaurant operating expenses	21,298,000	23,748,000
Depreciation and amortization	2,598,000	2,831,000
General and administrative expenses	5,311,000	5,450,000
Loss on restaurant assets	766,000	841,000
Early Extinguishment of Debt	405,000	138,000
Operating income	827,000	2,083,000
Interest expense:
Bank debt and notes payable	(1,703,000)	(2,286,000)
Capital leases	(562,000)	(104,000)
Other income and expense, net	148,000	(44,000)
Income (loss) before income taxes	(1,290,000)	(351,000)
Provision for income taxes	390,000	637,000
Net income (loss)	$(1,680,000)	$(988,000)
Basic net income (loss) per common share:	$(0.57)	$(0.34)
Diluted net income (loss) per common share:	$(0.57)	$(0.34)

See accompanying Notes to Consolidated Financial Statements.

MORGAN’S FOODS, INC.
Consolidated Statements of Shareholders’ Equity
Years Ended February 26, 2012 and February 27, 2011

					Capital in		Total
	Common Shares		Treasury Shares		excess of	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	stated value	Deficit	Equity
Balance February 28, 2010	2,969,405	$30,000	(34,410)	$(81,000)	$29,488,000	$(27,814,000)	$1,623,000
Net income (loss)						(988,000)	(988,000)
Balance February 27, 2011	2,969,405	30,000	(34,410)	(81,000)	29,488,000	(28,802,000)	635,000
Net income (loss)						(1,680,000)	(1,680,000)
Balance February 26, 2012	2,969,405	$30,000	(34,410)	$(81,000)	$29,488,000	$(30,482,000)	$(1,045,000)

See accompanying Notes to Consolidated Financial Statements.

MORGAN’S FOODS, INC.
Consolidated Statements of Cash Flows
Years Ended February 26, 2012 and February 27, 2011

	2012	2011
Cash flows from operating activities:
Net income (loss)	$(1,680,000)	$(988,000)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	2,598,000	2,831,000
Amortization and write off of deferred financing costs	320,000	155,000
Amortization of supply agreement advances	(1,043,000)	(1,214,000)
Funding from supply agreements	925,000	962,000
Deferred income taxes	352,000	638,000
Loss on restaurant assets	766,000	841,000
Changes in assets and liabilities:
Restricted cash account	140,000	(140,000)
Receivables	(8,000)	(7,000)
Inventories	63,000	(33,000)
Prepaid expenses	337,000	(57,000)
Other assets	(7,000)	(19,000)
Accounts payable	(348,000)	648,000
Accrued liabilities	(720,000)	50,000
Net cash provided by operating activities	1,695,000	3,667,000
Cash flows from investing activities:
Capital expenditures	(2,019,000)	(1,763,000)
Purchase of franchise agreements	(24,000)	(5,000)
Proceeds from sale/leaseback transactions	21,490,000	2,205,000
Proceeds from sale of fixed assets	470,000	610,000
Deposit to restricted cash	(2,080,000)	-
Net cash provided by (used in) investing activities	17,837,000	1,047,000
Cash flows from financing activities:
Proceeds from issuance of long-term debt	8,251,000	18,000
Principal payments on long-term debt	(589,000)	(3,095,000)
Principal payments on capital lease obligations	(53,000)	(44,000)
Additions to deferred financing costs	(416,000)	-
Bank debt repayment in advance of maturity date	(26,304,000)	(2,764,000)
Net cash provided by (used in) financing activities	(19,111,000)	(5,885,000)
Net change in cash and equivalents	421,000	(1,171,000)
Cash and equivalents, beginning balance	3,034,000	4,205,000
Cash and equivalents, ending balance	$3,455,000	$3,034,000

Supplemental Cash Flow Information:
Interest paid on debt and capitalized leases was $2,399,000 in fiscal 2012 and 2011
Cash paid for income taxes was $34,000 in fiscal 2012 and cash refund for income taxes was $29,000 in fiscal 2011..
Non-cash financing and investing activity related to capital lease transactions in fiscal 2012 was $21,586,000

See accompanying Notes to Consolidated Financial Statements.

MORGAN’S FOODS, INC.
Notes to Consolidated Financial Statements
February 26, 2012 and February 27, 2011

NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

Description of Business - Morgan's Foods, Inc. and its subsidiaries (the “Company") operate 57 KFC restaurants, five Taco Bell restaurants, nine KFC/Taco Bell “2n1” restaurants, three Taco Bell/Pizza Hut Express “2n1” restaurants, and one KFC/A&W “2n1”, in the states of Illinois, Missouri, Ohio, Pennsylvania, West Virginia and New York.  The Company’s fiscal year is a 52-53 week year ending on the Sunday nearest the last day of February.  The Company operates as one reporting business segment.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions pending completion of related events.  These estimates and assumptions include the recoverability of tangible and intangible asset values, projected compliance with financing agreements and the realizability of deferred tax assets. These estimates and assumptions affect the amounts reported at the date of the financial statements for assets, liabilities, revenues and expenses and the disclosure of contingencies.  Actual results could differ from those estimates.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant intercompany transactions and balances have been eliminated.

Liquidity - The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has incurred losses in fiscal years 2012 and 2011 and has negative working capital and an accumulated deficit at February 26, 2012.  The Company has managed its liquidity in 2012 through the refinancing of substantially all of its debt, the sale and leaseback of restaurant properties and entering into a Remodel Agreement with KFC (see notes 5 and 6).  Should the Company have difficulty meeting its forecasts, this could have an adverse effect on its liquidity position. Management has taken actions to improve its cash flows, including closely monitoring its expenses and store closings for underperforming stores during fiscal 2011 and 2012 and expects to be able to achieve its forecast for the coming year. However, there can be no assurances that our cash flow will be sufficient to allow us to continue as a going concern if we are unable to meet our projections.

Revenue Recognition - The Company recognizes revenue as customers pay for products at the time of sale.  Taxes collected from customers and remitted to governmental agencies, such as sales taxes, are not included in revenue.

Advertising Costs - The Company expenses advertising costs as incurred.  Advertising expense was $4,817,000 and $5,493,000 for fiscal years 2012 and 2011, respectively.

Cash and Cash Equivalents - The Company considers all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents.  The Company generally carries cash balances at financial institutions which are in excess of the FDIC insurance limits.

Inventories - Inventories, principally food and beverages, are stated at the lower of aggregate cost (first-in, first-out basis) or market.

Property and Equipment - Property and equipment are stated at cost.  Depreciation is computed using the straight-line method over the estimated useful lives of the related assets as follows: buildings and improvements - 3 to 20 years; equipment, furniture and fixtures - 3 to 10 years.  Leasehold improvements are amortized over 3 to 15 years, which is the shorter of the life of the asset or the life of the lease.  The asset values of the capitalized leases are amortized using the straight-line method over the lives of the respective leases which range from 7 to 20 years.

Management assesses the carrying value of property and equipment whenever there is an indication of potential impairment, including quarterly assessments of any restaurant with negative cash flows.  If the property and equipment of a restaurant on a held and used basis are not recoverable based upon forecasted, undiscounted cash flows, the assets are written down to their fair value.  Management uses a valuation methodology to determine fair value, which is the sum of the restaurant's business value and real estate value.  Business value is determined using a cash flow multiplier based upon market conditions and estimated cash flows of the restaurant.  Real estate value is generally determined based upon the discounted market value of implied rent of the owned assets.  Management believes the carrying value of property and equipment, after impairment write-downs, will be recovered from future cash flows.  Assets held for sale are carried at estimated realizable value in a sale transaction.

Deferred Financing Costs - Costs related to the acquisition of long-term debt are capitalized and expensed as interest over the term of the related debt.  Amortization expense was $104,000 and $110,000 for fiscal years 2012 and 2011, respectively.  The balance of deferred financing costs was $399,000 at February 26, 2012 and $303,000 at February 27, 2011 and is included in other assets in the consolidated balance sheets.  In connection with its refinancing, the Company wrote off  deferred financing costs of $216,000 related to the early extinguishment of debt and incurred $416,000 of deferred financing costs in connection with its new debt.

Franchise Agreements - Franchise agreements are recorded at cost.  Amortization is computed on the straight-line method over the term of the franchise agreement.  The Company’s franchise agreements are predominantly 20 years in length.

Goodwill - Goodwill represents the cost of acquisitions in excess of the fair value of identifiable assets acquired.  Goodwill is not amortized, but is subject to assessment for impairment whenever there is an indication of impairment or at least annually as of fiscal year end by applying a fair value based test.  Due to the significant amount of goodwill compared to the size of the Company’s balance sheet, goodwill is tested for impairment quarterly regardless of indications of impairment or lack thereof.  Goodwill is disaggregated by market area, as defined by the various advertising co-operatives in which the Company participates, for application of the impairment tests.  Also, when a property is sold, the proportion that the proceeds of the property bears to the total fair value of the market is removed from the goodwill balance of that market.  Since the Company does not own a significant amount of real estate, the impact of real estate values on the fair value calculation is minimal.  The calculation of fair value involves the application of valuation factors normally used in the market valuation of restaurants being purchased or sold to the trailing twelve month cash flow of each operating restaurant.  In cases where the trailing cash flow is not indicative of the fair value of the restaurant, the present value of the projected ten year cash flow of the restaurant is used to calculate fair value.  The discount rate used to present value the ten year cash flow is based on the valuation factor normally applied to trailing cash flow in the valuation of purchase and sale transactions.

Advance on Supply Agreements - In conjunction with entering into contracts that require the Company to sell exclusively the specified beverage products for the term of the contract, the Company has received advances from the supplier.  The Company amortizes advances on supply agreements as a reduction of food, paper and beverage cost of sales over the term of the related contract, using the straight-line method.  These advances of $73,000 and $106,000 at February 26, 2012 and February 27, 2011, respectively, are included in other long-term liabilities in the consolidated balance sheets net of $126,000 and $236,000 included in accrued liabilities as of such dates.

Lease Accounting - Operating lease expense is recognized on the straight-line basis over the term of the lease for those leases with fixed escalations.  The difference between the scheduled amounts and the straight-line amounts is accrued.  These accruals of $451,000 and $476,000 at February 26, 2012 and February 27, 2011, respectively, are included in other long-term liabilities in the consolidated balance sheets net of $46,000 and $60,000 included in accrued liabilities as of such dates.  Gains realized in connection with sale/leaseback transactions are deferred and recognized against future rent expense for operating leases and future depreciation expense for assets under capitalized lease obligations.  Included in “other long term liabilities” on the consolidated balance sheets for fiscal 2012 and 2011 is $11,171,000 and $3,850,000, respectively, of deferred gains on sale/leaseback transactions.

Income Taxes - The provision for income taxes is based upon income or loss before tax for financial reporting purposes.  Deferred tax assets or liabilities are recognized for the expected future tax consequences of temporary differences between the tax basis of assets and liabilities and their carrying values for financial reporting purposes.  Deferred tax assets are also recorded for operating loss and tax credit carryforwards.  A valuation allowance is recorded to reduce deferred tax assets to the amount more likely than not to be realized in the future, based on an evaluation of historical and projected profitability.  The Company accounts for uncertain tax positions in accordance with the standards included in ASC Topic 740 “Income Taxes”.  This accounting guidance requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities.  A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.  It is also required that changes in judgment that result in subsequent recognition, derecognition or change in a measurement of a tax position taken in a prior annual period (including any related interest and penalties) be recognized as a discrete item in the period in which the change occurs.  It is the Company’s policy to include any penalties and interest related to income taxes in its income tax provision, however, the Company currently has no penalties or interest related to income taxes.  In general, the earliest year that the Company is subject to examination of its Federal tax returns is the fiscal year ended March 1, 2009 and of its state and local tax returns is the fiscal year ended March 2, 2008.  However, net operating loss carryforwards generated from 2002 through 2007 remain subject to adjustment by taxing authorities.

Stock-Based Compensation - For the fiscal years ended February 26, 2012 and February 27, 2011 the Company reported no stock-based compensation expense.  See Note 9 for further discussion.

Reclassifications – Certain prior period items are reclassified to conform to the current period presentations.

NOTE 2.  LOSS ON RESTAURANT ASSETS

The Company had a loss on restaurant assets of $766,000 in fiscal 2012 compared to a loss of $841,000 in fiscal 2011.  The fiscal 2012 loss consisted of $93,000 related to the permanent closure of 15 restaurant locations, $229,000 change in reserve for the disposal of four permanently closed leased restaurant locations, $187,000 of closed unit expenses, $255,000 reduction of assets held for sale values of four locations, $66,000 of goodwill write offs related to the sale of one restaurant location, $25,000 reductions in the value of assets related to the restaurant closed April 2012 (see Subsequent Events for further discussion), slightly offset by a gain of $111,000 for the sale of one restaurant location.  The fiscal 2011 loss consisted of $406,000 of tangible asset impairment consisting primarily of reductions in the value of assets related to the restaurants closed April of 2011, a $125,000 reduction in the value of assets held for sale, $152,000 of loss related to the permanent closing of three restaurants and $89,000 of goodwill write offs related to the sale of three restaurant locations.

NOTE 3.  INTANGIBLE ASSETS

Intangible assets consisted of the following as of the indicated dates:

	Intangible Assets
	As of February 26, 2012		As of February 27, 2011
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Franchise Agreements	$2,106,000	$(1,285,000)	$2,291,000	$(1,385,000)
Goodwill	10,418,000	(1,346,000)	10,492,000	(1,354,000)
Total	$12,524,000	$(2,631,000)	$12,783,000	$(2,739,000)

Goodwill and intangibles with indefinite lives are not subject to amortization, but are subject to assessment for impairment whenever there is an indication of impairment or, at least annually as of the Company’s fiscal year end by applying a fair value based test.  The Company has five reporting units for the purpose of evaluating goodwill impairment which are based on the geographic market areas of its restaurants.  These five reporting units are Youngstown, OH, Parkersburg/Wheeling, West Virginia, Pittsburgh, PA, St Louis, MO and Erie, PA.  The Company has performed the annual goodwill impairment tests during fiscal 2012 and 2011 and determined that the fair value of each reporting unit was greater than its carrying value at each date.  When a property is sold, the proportion that the sales proceeds of the property bears to the total fair value of the restaurants in the related market area is removed from the goodwill balance of that market.

The Company’s intangible asset amortization expense relating to its franchise agreements was $109,000 and $232,000 for fiscal 2012 and 2011, respectively.  The estimated intangible amortization expense for each of the next five years is $105,000 per year.

The decrease in franchise agreements in fiscal 2012 resulted from the expiration of three licenses and the write off of agreements for twelve closed restaurants slightly offset by $24,000 paid for three new agreements.  The $66,000 decrease in goodwill resulted from the sale of one property in the Pittsburgh market area.

NOTE 4.  ACCRUED LIABILITIES

Accrued liabilities consist of the following at February 26, 2012 and February 27, 2011:

	2012	2011

Accrued compensation	$2,073,000	$1,930,000
Accrued taxes other than income taxes	446,000	899,000
Current portion of deferred gain on sale/leaseback	643,000	255,000
Current portion of supply agreement	126,000	236,000
Current portion of straight line rent	46,000	60,000
Other accrued expenses	824,000	758,000
	$4,158,000	$4,138,000

NOTE 5.  DEBT

Debt consists of the following at February 26, 2012 and February 27, 2011:

	2012	2011
Mortgage debt, interest at 8.3-10.6%, through 2019, collateralized by 42 restaurants in 2011 having a net book value at February 27, 2011 of $15,707,000 (1)	$-	$14,627,000

Equipment loan, interest at 13.27% fixed through 2014, collateralized by equipment at two restaurants	156,000	200,000

Mortgage debt, variable interest of 3.95% at February 27, 2011, amortization to 2028 with a term to 2013 collateralized by 13 restaurants in 2011 having a net book value at February 27, 2011 of $5,862,000 (1)	-	7,898,000

Equipment loan, variable interest of 4.7% at February 27, 2011, amortization to 2018 with a term to 2013 collateralized by the equipment at 17 restaurants (1)	-	2,108,000

Equipment loan, variable interest rate of 5.05% at February 27, 2011, amortization to 2018 with a term to 2013 collateralized by the equipment at 10 restaurants (1)	-	2,200,000

Equipment loan from franchisor for proprietary equipment, paid off October 2011	-	16,000

Term note with maturity date of December 9, 2016 with interest of 30 day LIBOR plus 7.25%, minimum interest rate of 9%, interest only payments through November 2012	8,250,000	-
	8,406,000	27,049,000
Less long term debt	8,220,000	-
Long term debt, current portion	$186,000	$27,049,000

(1) Paid in full during fiscal 2012 in connection with debt restructuring (see below)

The combined aggregate amounts of scheduled future maturities for all long-term debt as of February 26, 2012 is as follows:

2013	186,000
2014	878,000
2015	880,000
2016	825,000
2017	5,637,000
Later years	-
$8,406,000

The Company paid interest relating to long-term debt of approximately $1,837,000 and $2,295,000 in fiscal 2012 and 2011, respectively.

As of December 9, 2011 the Company completed the refinancing of substantially all of its debt. The Company’s completion of the refinancing eliminates the forbearance agreements that had been in effect with lenders due to non-compliance with financial debt covenants during 2011 and 2012.  Also, prior to the refinancing, the Company was not making full principal and interest payments as scheduled on much of its debt which brought certain cross default provisions into consideration which were then eliminated with the refinancing.  The replacement financing involved the sale and leaseback of 29 restaurant properties for approximately $22,000,000 and a new term loan in the amount of approximately $8,250,000.  The term loan has a floating interest rate based on 30 day LIBOR with a minimum rate of 9.0% and has a five year term with a 10 year amortization and principal payments beginning in the thirteenth month of the term.  The financing also required the consent of KFC Corporation, the Company’s primary franchisor and the entry, by the Company into a definitive remodel agreement with KFC Corporation.

During fiscal 2012, the Company incurred $405,000 of prepayment charges and the write-off of deferred financing costs relating to the early payment of debt to facilitate the disposal of closed restaurant locations and the sale/leaseback of 30 operating restaurants.  During fiscal 2011, the Company incurred $138,000 of prepayment charges and the write-off of deferred financing costs relating to the early payment of debt to facilitate the disposal of a closed restaurant location and the sale/leaseback of two operating restaurants.

At February 26, 2012 the Company’s term loan agreement requires the maintenance of a consolidated fixed charge coverage ratio of 1.15 to 1 regarding all of the Company’s debt.  Fixed charge coverage ratios are calculated by dividing the cash flow before taxes, rent and debt service (“EBITDAR”) for the previous 12 months by the debt service and rent due in the coming 12 months.  The Company’s term loan also requires a consolidated debt to EBITDA ratio of 2.75 or less, minimum EBITDA of $2.7 million and minimum unencumbered cash of $1.5 million.  The ratios are computed quarterly.  At the end of fiscal 2012, the Company was in compliance with all of the required ratios.

NOTE 6.  LEASE OBLIGATIONS AND OTHER COMMITMENTS

Capitalized Leases

Property under capital leases at February 26, 2012 and February 27, 2011 are as follows:

	2012	2011
Leased property:
Buildings and land	$22,885,000	$1,298,000
Equipment, furniture and fixtures	-	16,000
Total	22,885,000	1,314,000
Less accumulated amortization	816,000	515,000
	$22,069,000	$799,000

Amortization of leased property under capital leases was $316,000 in fiscal 2012 and $2,000 in fiscal 2011.

Related obligations under capital leases at February 26, 2012 and February 27, 2011 are as follows:

	2012	2011

Capital lease obligations	$22,595,000	$1,061,000
Less current maturities	90,000	48,000
Long-term capital lease obligations	$22,505,000	$1,013,000

The Company paid interest of approximately $562,000 and $104,000 relating to capital lease obligations in fiscal 2012 and 2011, respectively.

Future minimum rental payments to be made under capital leases at February 26, 2012 are as follows:

2013	$2,252,000
2014	2,322,000
2015	2,355,000
2016	2,389,000
2017	2,465,000
Later years	41,846,000
53,629,000
Less amount representing interest at approximately 10%	31,034,000
Total obligations under capital leases	$22,595,000

In connection with its sale/leaseback transactions during fiscal 2012 the Company recorded approximately $7,700,000 of deferred gain in the “other long-term liabilities” caption of its consolidated balance sheet.

Operating Leases

The Company's operating leases for restaurant land and buildings are non-cancellable and expire on various dates through 2050.  The leases have renewal options ranging from 5 to 20 years.  Certain restaurant land and building leases require the payment of additional rent equal to an amount by which a percentage of annual sales exceeds annual minimum rentals.  Total contingent rentals were $44,000 and $57,000 in fiscal 2012 and 2011, respectively.  Future non-cancellable minimum rental payments under operating leases for stores in operation at February 26, 2012 are as follows: 2013 - $2,351,000; 2014 - $2,059,000; 2015 - $1,746,000; 2016 - $1,510,000; 2017 - $1,311,000 and an aggregate $10,923,000 for the years thereafter.  Future non-cancellable minimum rental payments under operating leases of closed locations at February 26, 2012 are as follows: 2013 - $218,000; 2014 - $173,000; 2015 - $176,000; 2016 - $178,000; 2017 - $181,000 and an aggregate $1,807,000 for the years thereafter. Rental expense for all operating leases was $2,427,000 and $2,550,000 for fiscal 2012 and 2011, respectively, and is included in restaurant operating expenses in the consolidated statements of operations.

Royalties

For KFC products, the Company is required to pay royalties of 4% of gross revenues and to expend an additional 5.5% of gross revenues on national and local advertising pursuant to its franchise agreements.  For Taco Bell products, the Company is required to pay royalties of 5.5% of gross revenues and to expend an additional 4.5% of gross revenues on national and local advertising.  KFC/Taco Bell “2n1” restaurants are operated under separate KFC and Taco Bell franchise agreements.  For Pizza Hut products in Taco Bell/Pizza Hut Express “2n1” restaurants the Company is required to pay royalties of 8.0% of Pizza Hut gross revenues and to expend an additional 2.0% of Pizza Hut gross revenues on national and local advertising.  For A&W products in “2n1” restaurants the Company is required to pay royalties of 7% of A&W gross revenues and to expend an additional 4% of A&W gross revenues on national and local advertising.  Total royalties and advertising, which are included in the Consolidated Statements of Operations as part of restaurant operating expenses, were $8,348,000 and $9,298,000 in fiscal 2012 and 2011, respectively.

Image Enhancements

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

The franchise agreements with KFC and Taco Bell Corporation require the Company to upgrade and remodel its restaurants to comply with the franchisors’ current standards within agreed upon timeframes and the franchisor may terminate the franchise agreement for failure to meet those requirements.  In the case of a restaurant containing two concepts, even though only one is required to be remodeled, additional costs will be incurred because the dual concept restaurant is generally larger and contains more equipment and signage than the single concept restaurant.  If a property is of usable size and configuration, the Company can perform an image enhancement to bring the building to the current image of the franchisor.  If the property has a deficiency which would render it unsuitable, the Company would need to relocate the restaurant to another location within the trade area to meet the franchisor’s requirements.

During April 2011 the Company was required by KFC Corporation to close twelve KFC locations because they did not meet the franchisor’s current image.  Image enhancement requirements for these closed locations were formerly included in the capital requirements schedules published by the Company and have now been removed.  As discussed in its report on Form 8-K filed December 15, 2011, the Company has entered into a Remodel Agreement dated December 9, 2011 with KFC Corporation covering all of its KFC and KFC branded 2 in 1 restaurants.  The Remodel Agreement terminated the May 19, 2011 Pre-negotiation Agreement with KFC Corporation and also the default notices on thirteen KFC restaurants received on May 2, 2011, which were the primary subject of the Pre-negotiation Agreement.

On December 9, 2011, the Company also entered into a Purchase and Sale Agreement and Joint Escrow Instructions with, and completed the sale of 29 restaurant properties to, DBMFI LLC, a Delaware limited liability company and an affiliate of Fortress Credit Corp., in order to lease the properties back.  The sale generated gross proceeds of approximately $22 million to the Company, less normal expenses such as title work, environmental and valuation reports, surveys, and legal fees.  In connection with the sale the Company also entered into two Master Land and Building Leases to lease the 29 properties back from DBMFI LLC under a 20 year lease with 2 five year extension options.  Under the leases the Company will pay annual rent of $2,140,000 with increases of 1.5% for each of the first five years and 10% each five years thereafter. These leases are required to be recorded as capital leases.

The capital requirements for the KFC branded restaurants are included in the schedule based on the requirements of the Remodel Agreement and the Taco Bell restaurants are shown at the time management believes they will be done so that all of them can comfortably be completed before the due date for the group.  The Company has completed the image enhancement of four of its KFC restaurants during the current fiscal year.  Unless otherwise indicated on the schedule, the facility is either a KFC or KFC Branded 2 in 1.  The following schedule contains the capital requirements for the image enhancement of restaurants:

Number of Units	Period	Type	Capital Cost (1)
6	Fiscal 2013	Remodels	2,100,000
2	Fiscal 2014	Remodels	700,000
3	Fiscal 2014	Relo (2)	1,200,000
	Total 2014		1,900,000
4	Fiscal 2015	Remodels	760,000
7	Fiscal 2016	Remodels	1,330,000
4	Fiscal 2017	Remodels	760,000
1	Fiscal 2017	Refresh (3)	75,000
2	Fiscal 2017	Taco Bell	800,000
	Total 2017		1,635,000
3	Fiscal 2018	Remodels	570,000
1	Fiscal 2018	Refresh (3)	75,000
2	Fiscal 2018	Taco Bell	800,000
	Total 2018		1,445,000
2	Fiscal 2019	Remodels	380,000
2	Fiscal 2019	Remodels	320,000
2	Fiscal 2019	Taco Bell	800,000
	Total 2019		1,500,000
7	Fiscal 2020	Refresh (3)	525,000
2	Fiscal 2020	Taco Bell	800,000
	Total 2020		1,325,000
7	Fiscal 2021	Refresh (3)	525,000
7	Fiscal 2022	Refresh (3)	525,000
8	Fiscal 2023	Refresh (3)	600,000
1	Fiscal 2025	Refresh (3)	75,000
73	Total		$ 13,720,000

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

In addition to the various facilities actions listed on the table above, the Company is obligated to spend approximately $2,400,000 by the end of calendar year 2014, which it expects commit ratably over the three year period, install the KFC operations platform consisting of a new point of sale system and related reporting and management systems, new food holding cabinets that improve the quality of product held for sale and a new drive-thru speed of service system in all of its KFC and KFC/Taco Bell "2n1" restaurants.

During fiscal 2012, the Company completed the remodeling of four of its restaurants in the amount of approximately $1,475,000 and installed one of the new KFC operations platforms mentioned above, at a cost of approximately $34,000.  Subsequent to the balance sheet date of February 26, 2012, the Company completed the remodeling of two additional restaurants which are included in the above chart at a cost of approximately $859,000 and installed four additional KFC operations platforms at a cost of approximately $136,000.

There can be no assurance that the Company will be able to accomplish the image enhancements and relocations required in the franchise agreements on terms acceptable to the Company.  If the Company is unable to meet the requirements of a franchise agreement, the franchisor may choose to extend the time allowed for compliance or may terminate the franchise agreement for the affected location.

NOTE 7.  NET INCOME (LOSS) PER COMMON SHARE

Basic net loss per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period which totaled 2,934,995 for both fiscal 2012 and 2011.  Diluted net income (loss) per common share is based on the combined weighted average number of shares and dilutive stock options outstanding during the period which totaled 2,934,995 for both fiscal 2012 and 2011.  For fiscal 2012 all stock options were excluded from the computation of diluted earnings per share because they were anti-dilutive and for fiscal 2011 no stock options were excluded from the computation of diluted earnings per share because they were anti-dilutive.  For the fourth quarter ended February 26, 2012, all stock options were excluded from the computation of diluted earnings per share because they were anti-dilutive.  No dilution was calculated for periods in which there was a loss.  In computing diluted net income (loss) per common share, the Company has utilized the treasury stock method.  The following table reconciles the difference between basic and diluted earnings per common share:

	Fiscal year ended February 26, 2012			Fiscal year ended February 27, 2011
	Net income	Shares	Per Share	Net loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS
Income (loss) available to common shareholders	$(1,680,000)	2,934,995	$(0.57)	$(988,000)	2,934,995	$(0.34)
Effect of Dilutive Securities
Weighted Average Stock Options	-	-		-	-
Diluted EPS
Income (loss) available to common shareholders	$(1,680,000)	2,934,995	$(0.57)	$(988,000)	2,934,995	$(0.34)
Options for 147,000 shares, exercisable at $1.50 per share expire on November 5, 2018.

NOTE 8.  INCOME TAXES

There is no current federal tax provision for fiscal 2012 and 2011.  The state and local tax provisions for fiscal 2012 and 2011 are a provision of $39,000 and a benefit of $1,000, respectively.  The deferred tax provisions for fiscal 2012 and 2011 are $351,000 and $638,000, respectively and resulted from changes in the balance of deferred tax liabilities associated with indefinite lived intangible assets and the valuation allowance for deferred tax assets.

A reconciliation of the provision for income taxes and income taxes calculated at the statutory tax rate of 34% is as follows:

	2012	2011
Tax provision (benefit) at statutory rate	$(439,000)	$(120,000)
State and local taxes, net of federal benefit	26,000	(1,000)
Deferred tax provision-change in valuation allowance	966,000	745,000
Deferred tax provision-change in deferred state and local income taxes	(63,000)	(12,000)
Deferred tax provision-change in effective tax rate	-	11,000
Deferred tax provision-change in estimated deferred tax items	-	85,000
Employment tax credits	(106,000)	(68,000)
Other	6,000	(3,000)
	$390,000	$637,000

The components of deferred tax assets (liabilities) at February 26, 2012 and February 27, 2011 are as follows:

	2012	2011
Accrued expenses not currently deductible	$350,000	$266,000
Prepaid expenses	(143,000)	(224,000)
Inventory valuation	5,000	5,000
Current portion of advance payments	15,000	54,000
Current deferred tax valuation allowance	(227,000)	(99,000)
Current portion of deferred taxes	-	2,000

Operating loss carryforwards	1,015,000	2,078,000
Charitable contributions	-	43,000
Accrued expenses not currently deductible	49,000	-
Tax credit carryforwards	692,000	514,000
Stock options	55,000	55,000
Property and equipment	249,000	1,409,000
Deferred gain on sale/leaseback	4,283,000	1,476,000
Advance payments	73,000	88,000
Intangible assets	(181,000)	(161,000)
Deferred tax asset valuation allowance	(6,236,000)	(5,398,000)
Net non-current deferred tax asset	-	104,000
Deferred tax liabilities associated with indefinite lived intangible assets	(2,862,000)	(2,616,000)
Net total non-current deferred taxes	$(2,862,000)	$(2,512,000)

The valuation allowance increased $966,000 during fiscal 2012 and increased $745,000 during fiscal 2011 from changes in projections regarding the future realization of deferred tax assets.  The valuation allowance was calculated based on arriving at a net deferred tax asset equal to the deferred items expected to be realized, which is more likely than not to be achieved.  During the fiscal 2012 the Company changed its estimate regarding the realization of its net deferred tax assets and accordingly, it increased the valuation allowance and reduced its net deferred tax assets to zero which resulted in an increase in its deferred tax provision of $106,000.

At February 26, 2012, the Company has net operating loss carryforwards which, if not utilized, will expire as follows:

2028	$708,000
2029	997,000
2030	232,000
2031	1,144,000
Total	$3,081,000

The net operating loss carryforwards include $438,000 attributable to stock options exercised where the tax benefit has not yet been realized.  The tax benefit of $168,000 will be credited to equity if realized.  The Company also has alternative minimum tax net operating loss carryforwards of $2,739,000 that will expire, if not utilized, in varying amounts through fiscal 2031.  These carryforwards are available to offset up to 90% of alternative minimum taxable income that would otherwise be taxable.  As of February 26, 2012, the Company had alternative minimum tax credit carryforwards of $108,000 and employment tax credit carryforwards of $584,000.

In connection with the provisions of ASC Topic 740, the Company has analyzed its filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions.  The earliest year that the Company is subject to federal and state examination is the fiscal year ended March 2, 2008.  However, net operating loss carryforwards generated from 2002 through 2007 remain subject to adjustment by taxing authorities.

The Company believes that its income tax filing positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position.  Therefore, no reserves for uncertain income tax positions were recorded in its financial statements.  The Company does not expect any material change in the next 12 months of unrecognized tax benefits or recognition of amounts that would affect the Company’s annual effective tax rate.

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

At the Company's annual meeting on June 25, 1999 the shareholders approved the Key Employees Stock Option Plan.  This plan allows the granting of options covering 291,000 shares of stock and has essentially the same provisions as the Stock Option Plan for Executives and Managers which was discussed above.  Options for 129,850 shares were granted to executives and managers of the Company on January 7, 2000 at an exercise price of $3.00.  Options for 11,500 shares were granted to executives on April 27, 2001 at an exercise price of $.85.  Options for 149,650 shares were granted to executives on November 6, 2008 at an exercise price of $1.50.  As of February 26, 2012, no options were available for grant under either plan.

For the fiscal years ended February 26, 2012 and February 27, 2011 the Company reported no compensation expense.  No options were granted during fiscal years 2012 or 2011.  During fiscal 2012 and 2011 no options were exercised.  As of February 26, 2012 and February 27, 2011 there were 147,000 and 149,000 options outstanding, respectively, exercisable at a weighted average exercise price of $1.50 per share.  The table below summarizes the stock option activity for the fiscal year ended February 26, 2012:

Shares
Balance February 27, 2011	149,000
Expired	(2,000)
Balance February 26, 2012	147,000

The following table summarizes information about stock options outstanding at February 26, 2012:

Exercise Price	Outstanding 2-26-12	Average Life	Number Exercisable
$1.50	147,000	6.7	147,000

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

If a person or group acquires 21% or more of the outstanding Common Shares, then each Right not owned by the acquiring person or its affiliates will entitle its holder to purchase, at the Right's then-current exercise price, fractional Preferred Shares that are approximately the economic equivalent of Common Shares (or, in certain circumstances, Common Shares, cash, property or other securities of the Company) having a market value equal to twice the then-current exercise price.  In addition, if, after the Rights become exercisable, the Company is acquired in a merger or other business combination transaction with an acquiring person or its affiliates or sells 50% or more of its assets or earnings power to an acquiring person or its affiliates, each Right will entitle its holder to purchase, at the Right's then-current exercise price, a number of shares of the acquiring person’s common stock having a market value of twice the Right's exercise price.  The Board of Directors may redeem the Rights in whole, but not in part, at a price of $.01 per Right, subject to certain limitations.

NOTE 10.  401(k) RETIREMENT PLAN

The Company has a 401(k) Retirement Plan in which employees age 21 or older are eligible to participate.  The Company makes a 30% matching contribution on employee contributions of up to 6% of their salary.  During fiscal 2012 and 2011, the Company incurred $61,000 and $71,000, respectively, in expenses for matching contributions to the plan.

NOTE 11.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s debt is reported at historical cost, based upon stated interest rates which represented market rates at the time of borrowing.  The market for variable rate debt for restaurant financing is currently extremely limited.  The Company’s debt is not publicly traded and there are few lenders or financing transactions for similar debt in the marketplace at this time.  Management has concluded that it is not practicable to estimate the fair value of the Company’s debt as of February 26, 2012.

NOTE 12.  SUBSEQUENT EVENTS

After the balance sheet date of February 26, 2012, the Company completed the remodeling of two KFC restaurants, one in March and one in May of 2012, at a cost of approximately $859,000 and installed four additional KFC operations platforms (Merit P.O.S. system, next generation holding cabinets and speed of service timing system) at a cost of approximately $135,000 in accordance with the contracts requiring the remodels and installation of the operations platforms.

Also, after February 26, 2012, the Company completed the sale of three closed restaurant properties in Conneaut Lake, Rochester and Pittsburgh, Pennsylvania.  The total selling price of the properties was approximately $515,000.  As of the balance sheet date, all of the properties were included in Assets Held for Sale.  On May 17, 2012 the land and building lease for an unprofitable KFC location in St. Louis, MO expired and the restaurant was closed.  The Company expects to write off approximately $125,000 of goodwill in the first quarter of fiscal 2013 related to the sale of these properties.

NOTE 13.  NEW ACCOUNTING STANDARDS

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

NOTE 14.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Fiscal 2012 Quarter Ended
	May 22,	August 14,	November 6,	February 26,
	2011	2011	2011	2012

Revenues	$19,562,000	$19,513,000	$19,278,000	$23,884,000
Operating costs and expenses, net	19,026,000	19,203,000	18,973,000	24,208,000
Operating income (loss)	536,000	310,000	305,000	(324,000)
Net income (loss)	(217,000)	(257,000)	(93,000)	(1,113,000)
Basic net income (loss) per share	(0.07)	(0.09)	(0.03)	(0.38)
Fully diluted net income (loss) per share	(0.07)	(0.09)	(0.03)	(0.38)

	Fiscal 2011 Quarter Ended
	May 23,	August 15,	November 7,	February 27,
	2010	2010	2010	2011

Revenues	$22,170,000	$21,673,000	$21,257,000	$24,791,000
Operating costs and expenses, net	20,639,000	20,909,000	20,637,000	25,623,000
Operating income (loss)	1,531,000	764,000	620,000	(832,000)
Net income (loss)	575,000	163,000	(54,000)	(1,672,000)
Basic net income (loss) per share	0.20	0.06	(0.02)	(0.57)
Fully diluted net income (loss) per share	0.19	0.05	(0.02)	(0.57)

Due to rounding, the per share amounts above may not add to the year end amounts.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”) carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)) as of the end of the period covered by this report.  Based on that evaluation, the Company’s PEO and PFO, concluded that our disclosure controls and procedures were effective as of February 26, 2012.

Changes in Internal Control Over Financial Reporting

The PEO and PFO also have concluded that in the fourth quarter of the fiscal year ended February 26, 2012, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  In evaluating the Company’s internal control over financial reporting, management has adopted the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Under the supervision and with the participation of our management, including the PEO and PFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of February 26, 2012.  Based on our evaluation under the framework in Internal Control-Integrated Framework, our management has concluded that our internal control over financial reporting was effective as of February 26, 2012.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information on directors and corporate governance of the Company is incorporated herein by reference to the Definitive Proxy Statement for the 2012 annual meeting of shareholders to be held on June 22, 2012.

Information regarding the executive officers of the Company is reported in a separate section captioned "Executive Officers of the Company" included in Part I hereof.

ITEM 11.  EXECUTIVE COMPENSATION

Information on executive compensation is incorporated herein by reference to the Definitive Proxy Statement for the 2012 annual meeting of shareholders to be held on June 22, 2012.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information on security ownership of certain beneficial owners and management and relate shareholder matters is incorporated herein by reference to the Definitive Proxy Statement for the 2012 annual meeting of shareholders to be held on June 22, 2012 and to Item 5 of Part II hereof.

ITEM 13.  CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information on certain relationships and related transactions is incorporated herein by reference to the Definitive Proxy Statement for the 2012 annual meeting of shareholders to be held on June 22, 2012.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information on Principal accountant fees and services is incorporated herein by reference to the Definitive Proxy Statement for the 2012 annual meeting of shareholders to be held on June 22, 2012.

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

Morgan's Foods, Inc.

Date: May 29, 2012	/s/	Leonard R. Stein-Sapir
	By:	By: Leonard R. Stein-Sapir Chairman of the Board, Chief Executive Officer & Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/	Leonard R. Stein-Sapir	/s/	Marilyn A. Eisele
By:	Leonard R. Stein-Sapir	By:	Marilyn A. Eisele
	Chairman of the Board, Chief Executive Officer & Director Dated: May 29, 2012		Director Dated: May 29, 2012

/s/	James J. Liguori	/s/	James C. Pappas
By:	James J. Liguori	By:	James C. Pappas
	Director, President & Chief Operating Officer		Director Dated: May 29, 2012
Dated: May 29, 2012

/s/	Kenneth L. Hignett	/s/	Steven S. Kaufman
By:	Kenneth L. Hignett	By:	Steven S. Kaufman
	Director, Senior Vice President, Chief Financial Officer & Secretary also as Principal Accounting Officer Dated: May 29, 2012		Director Dated: May 29, 2012

/s/	Bernard Lerner
By:	Bernard Lerner
Director Dated: May 29, 2012

INDEX TO EXHIBITS

Exhibit
Number	Exhibit Description
3.1	Amended Articles of Incorporation, as amended (6)
3.2	Amended Code of Regulations (9)
4.1	Specimen Certificate for Common Shares (1)
4.2	Shareholder Rights Plan (2)
4.3	Amendment to Shareholder Rights Agreement (8)
10.1	Specimen KFC Franchise Agreements (3)
10.2	Specimen Taco Bell Franchise Agreement (4)
10.3	Executive and Manager Nonqualified Stock Option Plan (5)
10.4	Key Employee Nonqualified Stock Option Plan (5)
10.5	Remodel Agreement with KFC Corp
10.6	Purchase and Sale Agreement and Joint Escrow Instructions with DBMFI LLC
10.7	Master Land and Building Leases (Pool A and Pool B) with DBMFI LLC
10.8	Credit and Security Agreement as Amended with Fortress Credit Corp.
14	Code of Ethics for Senior Financial Officers (7)
19	Form of Indemnification Contract between Registrant and its Officers and Directors (10)
21	Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm – Grant Thornton LLP
31.1	Certification of the Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Senior Vice President, Chief Financial Officer & Secretary pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chairman of the Board and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Senior Vice President, Chief Financial Officer and Secretary pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation
(1)	Filed as an exhibit to the Registrant's Registration Statement (No. 33-35772) on Form S-2 and incorporated herein by reference.
(2)	Filed as an exhibit to the Registrant’s Form 8-A dated May 7, 1999 and incorporated herein by reference.
(3)	Filed as an exhibit to the Registrant's Registration Statement (No. 2-78035) on Form S-1 and incorporated herein by reference.
(4)	Filed as an exhibit to Registrant’s Form 10-K for the 2000 fiscal year and incorporated herein by reference.
(5)	Filed as an exhibit to the Registrant’s Form S-8 filed November 17, 1999 and incorporated herein by reference.
(6)	Filed as an exhibit to the Registrant’s Form 8-K filed May 21, 2012 and incorporated herein by reference.
(7)	Filed as an exhibit to the Registrant’s Form 10-K for the 2004 fiscal year and incorporated herein by reference.
(8)	Filed as an exhibit to the Registrant’s Form 8-A/A filed June 9, 2003 and incorporated herein by reference.
(9)	Filed as an exhibit to the Registrant’s Form 10-K for the 2010 fiscal year and incorporated herein by reference.
(10)	Filed as an exhibit to the Registrant’s Form 8-K filed June 29, 2011 and incorporated herein by reference.