Form 10-Q
period 2012-05-20
MORGANS FOODS INC
filed 2012-07-05
CIK 68145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended May 20, 2012

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
Yes ☐ No  ☑

As of June 29, 2012, the issuer had 2,934,995 common shares outstanding.

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements

MORGAN’S FOODS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Twelve Weeks Ended
	May 20, 2012	May 22, 2011
Revenues	$20,314,000	$19,562,000
Cost of sales:
Food, paper and beverage	6,597,000	6,497,000
Labor and benefits	5,751,000	5,685,000
Restaurant operating expenses	4,975,000	4,868,000
Depreciation and amortization	604,000	598,000
General and administrative expenses	1,194,000	1,249,000
Loss on restaurant assets	370,000	211,000
Early extinguishment of debt	-	33,000
Operating income	823,000	421,000
Interest expense:
Bank debt and notes payable	230,000	469,000
Capital leases	502,000	23,000
Other income and expense, net	(19,000)	(28,000)
Income (loss) before income taxes	110,000	(43,000)
Provision for income taxes	71,000	174,000
Net income (loss)	$39,000	$(217,000)
Basic net income (loss) per common share:	$0.01	$(0.07)
Diluted net income (loss) per common share:	$0.01	$(0.07)

Basic weighted average number of shares outstanding	2,934,995	2,934,995
Diluted weighted average number of shares outstanding	2,934,995	2,934,995

See notes to these consolidated financial statements.

MORGAN’S FOODS, INC. CONSOLIDATED BALANCE SHEET

	May 20, 2012	February 26, 2012
	(UNAUDITED)
ASSETS
Current assets:
Cash and equivalents	$5,205,000	$3,455,000
Restricted cash	2,039,000	2,080,000
Receivables	409,000	546,000
Inventories	665,000	652,000
Prepaid expenses	295,000	462,000
Assets held for sale	380,000	977,000
Total current assets	8,993,000	8,172,000
Property and equipment:
Land	1,275,000	1,275,000
Buildings and improvements	2,832,000	2,823,000
Property under capital leases	22,885,000	22,885,000
Leasehold improvements	10,723,000	10,119,000
Equipment, furniture and fixtures	18,292,000	18,056,000
Construction in progress	613,000	404,000
Total property and equipment	56,620,000	55,562,000
Less accumulated depreciation and amortization	22,319,000	21,714,000
Net book value of property and equipment	34,301,000	33,848,000

Other assets	477,000	513,000
Franchise agreements, net	788,000	821,000
Goodwill	8,950,000	9,072,000
Total assets	$53,509,000	$52,426,000
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Long-term debt, current	$393,000	$186,000
Current maturities of capital lease obligations	121,000	90,000
Accounts payable	4,379,000	4,170,000
Accrued liabilities	4,980,000	4,158,000
Total current liabilities	9,873,000	8,604,000

Long-term debt	8,001,000	8,220,000
Long-term capital lease obligations	22,453,000	22,505,000
Other long-term liabilities	11,270,000	11,280,000
Deferred tax liabilities	2,918,000	2,862,000

SHAREHOLDERS' DEFICIT
Preferred shares, 1,000,000 shares authorized, no shares outstanding	-	-
Common stock, no par value
Authorized shares - 25,000,000
Issued shares - 2,969,405	30,000	30,000
Treasury shares - 34,410	(81,000)	(81,000)
Capital in excess of stated value	29,488,000	29,488,000
Accumulated deficit	(30,443,000)	(30,482,000)
Total shareholders' deficit	(1,006,000)	(1,045,000)
Total liabilities & shareholders' deficit	$53,509,000	$52,426,000

See notes to these consolidated financial statements

MORGAN’S FOODS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT (UNAUDITED)

	Common Shares		Treasury Shares		Capital in Excess of	Accumulated	Total Shareholders'
	Shares	Amount	Shares	Amount	Stated Value	Deficit	Deficit
Balance February 26, 2012	2,969,405	$30,000	(34,410)	$(81,000)	$29,488,000	$(30,482,000)	$(1,045,000)
Net income (loss)						39,000	39,000
Balance May 20, 2012	2,969,405	$30,000	(34,410)	$(81,000)	$29,488,000	$(30,443,000)	$(1,006,000)

See notes to these consolidated financial statements.

MORGAN’S FOODS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Twelve Weeks Ended
	May 20, 2012	May 22, 2011
Cash flows from operating activities:
Net income (loss)	$39,000	$(217,000)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	604,000	598,000
Amortization of deferred financing costs	20,000	24,000
Amortization of supply agreement advances	(217,000)	(240,000)
Funding from supply agreements	753,000	721,000
Deferred income taxes	56,000	174,000
Disposal and gains/losses on restaurant assets	370,000	211,000
Changes in assets and liabilities:
Restricted cash	41,000	(112,000)
Receivables	101,000	128,000
Inventories	(13,000)	68,000
Prepaid expenses	167,000	241,000
Other assets	16,000	4,000
Accounts payable	185,000	(958,000)
Accrued liabilities	305,000	(371,000)
Net cash, operating activities	2,427,000	271,000
Cash flows from investing activities:
Proceeds from sale of restaurant	471,000	-
Capital expenditures	(1,115,000)	(87,000)
Proceeds from sale/leaseback transactions	-	717,000
Purchase of franchise agreements	-	(16,000)
Net cash, investing activities	(644,000)	614,000
Cash flows from financing activities:
Principal payments on long-term debt	(12,000)	(336,000)
Principal payments on capital lease obligations	(21,000)	(11,000)
Bank debt repayment in advance	-	(255,000)
Net cash, financing activities	(33,000)	(602,000)
Net change in cash and equivalents	1,750,000	283,000
Cash and equivalents, beginning balance	3,455,000	3,034,000
Cash and equivalents, ending balance	$5,205,000	$3,317,000

Interest paid on debt and capitalized lease	$715,000	$521,000
Cash payments (refunds) for income taxes	$(5,000)	$-

See notes to these consolidated financial statements.

MORGAN’S FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The interim consolidated financial statements of Morgan's Foods, Inc. (the “Company”) have been prepared without audit. In the opinion of Company management, all adjustments have been included. Unless otherwise disclosed, all adjustments consist only of normal recurring adjustments necessary for a fair statement of results of operations for the interim periods. These unaudited financial statements have been prepared using the same accounting principles that were used in preparation of the Company’s annual report on Form 10-K for the year ended February 26, 2012. Certain prior period amounts have been reclassified to conform to current period presentations. The results of operations for the twelve weeks ended May 20, 2012 are not necessarily indicative of the results to be expected for the full year. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the fiscal year ended February 26, 2012.

The Company’s debt is reported at historical cost, based upon stated interest rates which represented market rates at the time of borrowing.  The market for variable rate debt for restaurant financing is currently extremely limited.  The Company’s debt is not publicly traded and there are few lenders or financing transactions for similar debt in the marketplace at this time.   Management has concluded that it is not practicable to estimate the fair value of the Company’s debt as of May 20, 2012.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses in fiscal years 2012 and 2011 and has negative working capital and an accumulated deficit at May 20, 2012.  The Company has managed its liquidity in 2012 through the refinancing of substantially all of its debt,  the sale and leaseback of restaurant properties and entering into a Remodel Agreement with KFC in December 2011.  Should the Company have difficulty meeting its forecasts, this could have an adverse effect on its liquidity position. Management has taken actions to improve its cash flows, including closely monitoring its expenses and store closings for underperforming stores during fiscal 2011 and 2012 and expects to be able to achieve its forecast for fiscal 2013. However, there can be no assurances that our cash flow will be sufficient to allow us to continue as a going concern if we are unable to meet our projections.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

ASU 2011-11 December 16, 2011 - Topic 210 “Balance Sheet”
This update provides for increased disclosure regarding offsetting assets and liabilities to allow for comparability between financial statements prepared according to U.S. GAAP and IFRS.  This would require the disclosure of both net and gross amounts for offsetting assets and liabilities.  This amendment will be effective for annual reporting periods beginning on or after January 1, 2013.   The Company has determined that the changes to the accounting standards required by this update do not have a material effect on the Company’s financial position or results of operations.

NOTE 3 – NET INCOME (LOSS) PER COMMON SHARE

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period.   Diluted net income per common share is based on the combined weighted average number of shares outstanding, which includes the assumed exercise, or conversion of options.  In computing diluted net income per common share, the Company has utilized the treasury stock method.  There was no dilutive impact in the current year quarter because the share price was below the exercise price of the outstanding options. The following table reconciles the difference between basic and diluted earnings per common share:

	Quarter ended May 20, 2012			Quarter ended May 22, 2011
	Net income (Numerator)	Shares (Denominator)	Per Share Amount	Net income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Income (loss) available to common shareholders	$39,000	2,934,995	$0.01	$(217,000)	2,934,995	$(0.07)
Effect of Dilutive Securities
Weighted Average Stock Options	-	-		-	-
Diluted EPS
Income (loss) available to common shareholders	$39,000	2,934,995	$0.01	$(217,000)	2,934,995	$(0.07)

NOTE 4 – DEBT

At May 20, 2012 the Company’s term loan agreement requires the maintenance of a consolidated fixed charge coverage ratio of 1.35 to 1 regarding all of the Company’s debt.  Fixed charge coverage ratios are calculated by dividing the cash flow before taxes, rent and debt service (“EBITDAR”) for the previous 12 months by the debt service and rent due in the coming 12 months.  The Company’s term loan also requires a consolidated debt to EBITDA ratio of 2.75 or less, minimum EBITDA of $2.7 million and minimum unencumbered cash of $1.5 million.  The ratios are computed quarterly.  At the end of the first quarter of fiscal 2013, the Company was in compliance with all of the required ratios.

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

As of May 20, 2012, a total of 147,000 options were outstanding, fully vested and exercisable at a weighted average exercise price of $1.50 per share.  No options are available for grant and no options were granted during the current year period. The Company recorded no compensation expense during the current year period.

The following table summarizes information about stock options outstanding at May 20, 2012:

Exercise Price	Outstanding 5/20/12	Average Life	Number Exercisable
1.50	147,000	6.4	147,000

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

The franchise agreements with KFC and Taco Bell Corporation require the Company to upgrade and remodel its restaurants to comply with the franchisors’ current standards within agreed upon timeframes and the franchisor may terminate the franchise agreement for failure to meet those requirements.  In the case of a restaurant containing two concepts, even though only one is required to be remodeled, additional costs will be incurred because the dual concept restaurant is generally larger and contains more equipment and signage than the single concept restaurant. If a property is of usable size and configuration, the Company can perform an image enhancement to bring the building to the current image of the franchisor.  If the property has a deficiency which would render it unsuitable, the Company would need to relocate the restaurant to another location within the trade area to meet the franchisor’s requirements.  The capital requirements for the KFC branded restaurants are included in the schedule based on the requirements of the KFC Remodel Agreement and the Taco Bell restaurants are shown at the time management believes they will be done so that all of them can comfortably be completed before the due date for the group.

Number of Units	Period	Type	Capital Cost (1)
4	Fiscal 2013	Remodels	1,400,000
2	Fiscal 2014	Remodels	700,000
3	Fiscal 2014	Relo (2)	1,200,000
Total 2014	1,900,000
4	Fiscal 2015	Remodels	760,000
7	Fiscal 2016	Remodels	1,330,000
4	Fiscal 2017	Remodels	760,000
1	Fiscal 2017	Refresh (3)	75,000
2	Fiscal 2017	Taco Bell	800,000
Total 2017	1,635,000
3	Fiscal 2018	Remodels	570,000
1	Fiscal 2018	Refresh (3)	75,000
2	Fiscal 2018	Taco Bell	800,000
Total 2018	1,445,000
2	Fiscal 2019	Remodels	380,000
2	Fiscal 2019	Remodels	320,000
2	Fiscal 2019	Taco Bell	800,000
Total 2019	1,500,000
7	Fiscal 2020	Refresh (3)	525,000
2	Fiscal 2020	Taco Bell	800,000
Total 2020	1,325,000
7	Fiscal 2021	Refresh (3)	525,000
7	Fiscal 2022	Refresh (3)	525,000
8	Fiscal 2023	Refresh (3)	600,000
1	Fiscal 2025	Refresh (3)	75,000
71	Total		$13,020,000

(1) These amounts are based on estimates of current  construction costs and actual costs may vary.
(2) Relocations of fee owned  properties are shown net of expected recovery of capital from the sale of the former location.  Relocation of leased properties assumes the capital cost of only equipment because  it is not known until each lease is finalized whether  the lease wil be a capital or operating lease.
(3) Reflects  the estimated cost of dining room update  and exterior  paint and refurbishment on restaurants previously remodeled to the current image.   This is a cost that may be incurred  at the time of renewal of the franchise agreement for that location.

In addition to the various facilities actions listed on the table above, the Company is obligated to spend approximately $2,400,000 by the end of calendar year 2014, which it expects to commit ratably over calendar years 2012-2014, to install the KFC operations platform consisting of a new point of sale system and related reporting and management systems, new food holding cabinets that improve the quality of product held for sale and a new drive-thru speed of service system in all of its KFC and KFC/Taco Bell "2n1" restaurants.   During the first quarter of fiscal 2013, the Company completed the remodeling of two of its restaurants in the amount of approximately $880,000 and installed four of the new KFC operations platforms mentioned above, at a cost of approximately $123,000.

Capital expenditures to meet the image requirements of the franchisors and additional capital expenditures on those same restaurants being image enhanced are a large portion of the Company’s annual capital expenditures.   However, the Company also has made and may make capital expenditures on restaurant properties not included on the foregoing schedule  for  upgrades  or  replacement  of  capital  items  appropriate  for  the  continued  successful  operation  of its restaurants.  The Company may not be able to finance capital expenditures in the volume and time horizon required by the image enhancement deadlines solely from existing cash balances and existing cash flow and the Company may have to utilize financing for a portion of the capital expenditures.   The Company may use both debt and sale/leaseback financing but has no commitments for either.

There can be no assurance that the Company will be able to accomplish the image enhancements and relocations required in the franchise agreements on terms acceptable to the Company.   If the Company is unable to meet the requirements of a franchise agreement, the franchisor may choose to extend the time allowed for compliance or may terminate the franchise agreement for the affected location.

NOTE 7 – ASSET ACTIVITIES

The Company owns the land and building of three closed KFC restaurants, all of which are listed for sale and are shown on the Company’s consolidated balance sheet as Assets Held for Sale as of May 20, 2012.  One of the locations is under contract and was sold subsequent to the quarter end and the Company incurred a write down of value of $157,000 on those properties.  During the first quarter of the current fiscal year, the Company sold three of its closed former KFC restaurant properties for $471,000.   The sales generated a gain on the disposal of $31,000 and a charge to goodwill related to the properties of $122,000.

NOTE 8 – SUBSEQUENT EVENTS

On June 22, 2012, subsequent to the end of the first quarter on May 20, 2012, the Company completed the remodeling of one of its KFC restaurants at an estimated total cost of $450,000 plus $34,000 for the installation of one of the new operations platforms discussed above.  Also, on June 22, 2012, the Company completed the sale of a property in the Youngstown , Ohio area which was included in Assets Held for Sale at May 20, 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Description of Business.  Morgan’s Foods, Inc., which was formed in 1925, operates through wholly-owned subsidiaries KFC restaurants under franchises from KFC Corporation, Taco Bell restaurants under franchises from Taco Bell Corporation, Pizza Hut Express restaurants under licenses from Pizza Hut Corporation and an A&W restaurant under a license from A&W Restaurants, Inc.  As of June 29, 2012, the Company operates 57 KFC restaurants, five Taco Bell restaurants, nine KFC/Taco Bell "2n1's" under franchises from KFC Corporation and franchises or licenses from Taco Bell Corporation, three Taco Bell/Pizza Hut Express “2n1’s” under franchises from Taco Bell Corporation and licenses from Pizza Hut Corporation, and one KFC/A&W “2n1” operated under a franchise from KFC Corporation and a license from A&W Restaurants, Inc.  The Company’s fiscal year is a 52 - 53 week year ending on the Sunday nearest the last day of February.

Summary of Expenses and Operating Income as a Percentage of Revenues

	Quarter Ended
	May 20, 2012	May 22, 2011
Cost of sales:
Food, paper and beverage	32.5%	33.2%
Labor and benefits	28.3%	29.1%
Restaurant operating expenses	24.5%	24.9%
Depreciation and amortization	3.0%	3.1%
General and administrative expenses	5.9%	6.4%
Operating income	4.1%	2.2%

Revenues.  The revenue increase of $752,000 in the quarter ended May 20, 2012 as compared to the prior year quarter was primarily the result of a 9.6%, or $1,765,000, comparable sales increase, partially offset by the permanent closing of 12 restaurant locations during the prior year period, and one permanent closing in the current year period, as well as the temporary closing during the current year period of two restaurants for image enhancements.

Cost of Sales - Food, Paper and Beverage.  Food, paper and beverage costs decreased slightly as a percentage of revenue to 32.5% for the quarter ended May 20, 2012 compared to 33.2% for the quarter ended May 22, 2011.  The decrease in the current year quarter was primarily the result of increased efficiency based on higher volumes and favorable product mix.

Cost of Sales - Labor and Benefits.  Labor and benefits decreased as a percentage of revenue for the quarter ended May
20, 2012 to 28.3% compared to 29.1% for the comparable year earlier quarter.  The decrease was primarily the result of closing 12 less efficient restaurant locations in the prior year period, partially offset by a worker’s compensation retrospective reserve expense of $100,000 in the current year quarter.

Restaurant Operating Expenses.  Restaurant operating expenses decreased to 24.5% of revenue in the first quarter of fiscal 2013 compared to 24.9% in the first quarter of fiscal 2012 primarily due to decreased utilities and lower advertising expense due to the timing of the local advertising window, partially offset by an increase in manager bonuses resulting from higher sales volumes in the current year period.

Depreciation and Amortization.  Depreciation and amortization of $604,000 for the quarter ended May 20, 2012 was similar to the $598,000 in the prior year quarter but contained offsetting changes to the components.  In the current year quarter, significant changes included the following:  1) depreciation of tangible assets decreased by $162,000, 2) amortization of deferred gain decreased by $90,000 and 3) amortization of capitalized lease assets increased by$245,000 compared to the prior year period.  These changes were due to the sale/leaseback and refinancing transaction completed in December 2011.

General and Administrative Expenses.  General and administrative expenses decreased to $1,194,000 in the first quarter of fiscal 2013 compared to $1,249,000 in the first quarter of fiscal 2012.  This decrease was primarily caused by the reduction of administrative staff, partially offset by increased manager bonuses resulting from higher sales volumes.

Loss on Restaurant Assets.  The Company experienced a loss on restaurant assets of $370,000 for the first quarter of fiscal 2013 compared to a loss of $211,000 in the comparable prior year quarter. The current fiscal year loss consisted of $95,000 change in the reserve for disposal of two permanently closed restaurant locations, $24,000 of closed unit expenses, $157,000 reduction of assets held for sale values of three locations, $122,000 of goodwill write offs related to the sale of three restaurant locations, offset by a gain of $28,000 as a result of the sale of three restaurant locations. The prior year includes $73,000 related to recording the reserve for disposal of two permanently closed restaurant locations and $138,000 of closed unit expense.

Operating Income.  Operating income increased to $823,000, or 4.1% of revenue, for the quarter ended May 20, 2012 from $421,000, or 2.2% of revenue, in the prior year quarter.  The increase of $402,000 was primarily the result of the items discussed above.

Interest Expense.  Interest expense on bank debt and notes payable decreased to $230,000 in fiscal 2013 from $469,000 in fiscal 2012 due to lower debt balances as a result of the Company’s refinancing in December 2011.  Interest expense from capitalized lease debt increased to $502,000 in fiscal 2013 from $23,000 in fiscal 2012 due to the prior year sale/leaseback additions in the refinancing of December 2011.

Other Income and Expense.  Other income was $19,000 for the quarter ended May 20, 2012 compared to income of $28,000 for the prior year quarter. The decrease in other income was primarily the result of lower discounts for the timely payment of sales tax due to fewer restaurant locations.

Provision for Income Taxes.  The provision for income taxes for the quarter ended May 20, 2012 was $71,000 on pre-tax income of $110,000 compared to $174,000 on a pre-tax loss of $43,000 for the comparable prior year period. The provision for income taxes consists of a current provision of $15,000 and a deferred tax provision of $56,000 compared to a current tax provision of $1,000 and a deferred tax provision of $173,000 for the comparable prior year period.

In the first quarter of the prior year the Company changed its estimate regarding its projected future income and its estimate regarding the realization of its net deferred tax assets. Accordingly, the Company increased the valuation allowance and reduced its net deferred tax assets to zero which resulted in an increase in its deferred tax provision for the prior year quarter of $106,000. Additionally, the Company determined that the use of its annual effective tax rate would not be appropriate to record its income taxes because a small change in its estimate of income would result in a large change in its effective tax rate. Accordingly, the Company recorded its income taxes for the quarter and comparable prior year period based on its results for the quarter.

Liquidity and Capital Resources.  Cash flow activity for the twelve weeks ended May 20, 2012 is presented in the Consolidated Statements of Cash Flows.  Cash provided by operating activities was $2,427,000 for the twelve weeks ended May 20, 2012 compared to $271,000 for the twelve weeks ended May 22. 2011.  Primary factors causing the change were:
•	a net income of $39,000 in the current year period compared to a net loss of $217,000 in the prior year period;
•	increase of $490,000 in accounts payable and accrued liabilities compared to a decrease of $1,329,000 in the same categories in the prior year period;
•	$41,000 use of restricted cash in the current year period compared to a deposit of $112,000 in the prior year period;
•	$118,000 less in deferred taxes in the current fiscal year period compared to the prior fiscal year period;
•	increase of $159,000 in loss on restaurant assets in the current year period; and
•	reduction of $167,000 in prepaid expenses in the current year period compared to a reduction of $241,000 in the prior year period.

The increase of accounts payable and accrued liabilities was caused by image enhancement activity and operations platform installation during the first quarter of fiscal 2013.  The change in prepaid expenses was due primarily to the reduction in the number of operating facilities.  The $644,000 of cash used by investing activities consisted primarily of $1,115,000 of cash used in the image enhancement of two restaurants, and the operations platform installation of four locations, offset by the proceeds from the sale of three restaurant locations.  In the prior year period, the Company was provided with cash of $614,000 in investing activities primarily because of proceeds from the sale/leaseback transaction of one location.  The Company made principal payments of $12,000 during the first quarter of the current fiscal year compared to scheduled principal payments of $336,000 and payments in advance of scheduled maturities of $255,000 in the comparable prior year period.  Management believes that its operating cash flows and available cash for the coming year will be sufficient to meet its liquidity and capital resource needs.

At May 20, 2012 the Company’s term loan agreement requires the maintenance of a consolidated fixed charge coverage ratio of 1.35 to 1 regarding all of the Company’s debt.  Fixed charge coverage ratios are calculated by dividing the cash flow before taxes, rent and debt service (“EBITDAR”) for the previous 12 months by the debt service and rent due in the coming 12 months.   The Company’s term loan also requires a consolidated debt to EBITDA ratio of 2.75 or less, minimum EBITDA of $2.7 million and minimum unencumbered cash of $1.5 million.  The ratios are computed quarterly. At the twelve weeks ended May 20, 2012, the Company was in compliance with all of the required ratios.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses in fiscal years 2012 and 2011 and has negative working capital and an accumulated deficit at May 20, 2012.  The Company has managed its liquidity in 2012 through the refinancing of substantially all of its debt,  the sale and leaseback of restaurant properties and entering into a Remodel Agreement with KFC in December 2011.  Should the Company have difficulty meeting its forecasts, this could have an adverse effect on its liquidity position. Management has taken actions to improve its cash flows, including closely monitoring its expenses and store closings for underperforming stores during fiscal 2011 and 2012 and expects to be able to achieve its forecast for fiscal 2013. However, there can be no assurances that our cash flow will be sufficient to allow us to continue as a going concern if we are unable to meet our projections.

Recent Accounting Pronouncements.

ASU 2011-11 December 16, 2011 - Topic 210 “Balance Sheet”
This update provides for increased disclosure regarding offsetting assets and liabilities to allow for comparability between financial statements prepared according to U.S. GAAP and IFRS.  This would require the disclosure of both net and gross amounts for offsetting assets and liabilities.  This amendment will be effective for annual reporting periods beginning on or after January 1, 2013.   The Company has determined that the changes to the accounting standards required by this update will not have a material effect on the Company’s financial position or results of operations.

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

Safe Harbor Statements.  This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The statements include those identified by such words as “may,” “will,” “expect” “anticipate,” “believe,” “plan” and other similar terminology.  Forward looking statements involve risks and uncertainties that could cause actual events or results to differ  materially from  those expressed  or  implied  in  this report.    The forward-looking  statements reflect  the Company’s current expectations and are based upon data available at the time of the statements.  Actual results involve risks and uncertainties, including both those specific to the Company and general economic and industry factors. Factors specific to the Company include, but are not limited to, its debt covenant compliance, actions that lenders may take with respect to any debt covenant violations, its ability to obtain waivers of any debt covenant violations and its ability to pay all of its current and long-term obligations and those factors described in Part I Item 1A (“Risk Factors”) of the Company’s Annual Report on Form 10-K filed with the SEC on May 29, 2012.   Economic and industry risks and uncertainties include, but are not limited, to, franchisor promotions, business and economic conditions, legislation and governmental regulation, competition, success of operating initiatives and advertising and promotional efforts, volatility of commodity costs and increases in minimum wage and other operating costs, availability and cost of land and construction, consumer preferences, spending patterns and demographic trends.   In addition, the forward-looking statements contained herein represent our estimates only as of the date of this filing and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, whether to reflect actual results, changes in assumptions, changes in other factors affecting such forward-looking statements or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Essentially all of the Company’s debt comprising approximately $8.39 million of principal balance has a variable rate which is adjusted monthly.   A one percent increase in the variable rate base (90 day LIBOR) of the loans at the beginning of the year would not increase the Company’s  annual interest costs as there is more than a 4% difference between the minimum interest rate and the calculated variable rate.  The Company may choose to offset all, or a portion of its future risk through the use of interest rate swaps or caps.  The Company does not enter into derivative financial investments for trading or speculation purposes.  Also, the Company is subject to volatility in food costs as a result of market risk and we manage that risk through the use of a franchisee purchasing cooperative which uses longer term purchasing contracts.    Our  ability to recover  increased  costs through  higher  pricing is, at times, limited  by the competitive environment in which we operate. The Company believes that its market risk exposure is not material to the Company’s financial position, liquidity or results of operations.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”) carried out an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)) as of the end of the period covered by this report.  Based on that evaluation, the Company’s PEO and PFO concluded that our disclosure controls and procedures were effective as of May 20, 2012.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d- 15(f) of the Exchange Act) during the quarter ended May 20, 2012 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION Item 1.  Legal Proceedings

The Company is a party to various legal proceedings and claims arising in the ordinary course of its business.  The Company believes that the outcome of these matters will not have a material adverse affect on its consolidated financial position, results of operations or liquidity.

Item 1A.  Risk Factors

The Company’s Annual Report on Form 10-K for the fiscal year ended February 26, 2012 discusses the risk factors facing the Company. There has been no material change in the risk factors facing our business since February 26, 2012.

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosure

Not applicable

Item 5.  Other Information

None

Item 6.  Exhibits

Reference is made to “Index to Exhibits”, filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MORGAN’S FOODS, INC.

/s/ Kenneth L. Hignett
Kenneth L. Hignett
Senior Vice President,
Chief Financial Officer and Secretary
July 5, 2012

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description

3.1	Amended and Restated Articles of Incorporation of Morgan’s Foods, Inc.
31.1	Certification of the Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) of SecuritiesExchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2
Certification of the Senior Vice President, Chief Financial Officer & Secretary pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chairman of the Board and Chief Executive Officer pursuant to Section 906 of theSarbanes-Oxley Act of 2002
32.2	Certification of the Senior Vice President, Chief Financial Officer and Secretary pursuant to Section906 of the Sarbanes-Oxley Act of 2002
101	INS	XBRL Instance
101	SCH	XBRL Taxonomy Extension Schema
101	CAL	XBRL Taxonomy Extension Calculation
101	DEF	XBRL Taxonomy Extension Definition
101	LAB	XBRL Taxonomy Extension Labels
101	PRE	XBRL Taxonomy Extension Presentation