Form 10-Q
period 2012-08-12
MORGANS FOODS INC
filed 2012-09-26
CIK 68145

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended August 12, 2012
or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.              Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).              Yes   x       No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.              Yes  ☐ No  ☑

As of September 21, 2012, the issuer had 2,934,995 common shares outstanding.

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements

MORGAN’S FOODS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Quarter Ended
	August 12, 2012	August 14, 2011
Revenues	$20,642,000	$19,513,000

Cost of sales:
Food, paper and beverage	6,706,000	6,604,000
Labor and benefits	5,763,000	5,543,000
Restaurant operating expenses	5,285,000	5,105,000
Depreciation and amortization	621,000	579,000
General and administrative expenses	1,190,000	1,224,000
Loss on restaurant assets	88,000	148,000
Early extinguishment of debt	-	-
Operating income	989,000	310,000
Interest expense:
Bank debt and notes payable	217,000	445,000
Capital leases	506,000	23,000
Other (income) and expense, net	(12,000)	32,000
Income (loss) before income taxes	278,000	(190,000)
Provision for income taxes	72,000	67,000
Net income (loss)	$206,000	$(257,000)
Basic net income (loss) per common share:	$0.07	$(0.09)
Diluted net income (loss) per common share:	$0.07	$(0.09)

Basic weighted average number of shares outstanding	2,934,995	2,934,995
Diluted weighted average number of shares outstanding	2,940,194	2,934,995

See notes to these consolidated financial statements.

MORGAN’S FOODS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Twenty-four Weeks Ended
	August 12, 2012	August 14, 2011
Revenues	$40,956,000	$39,075,000

Cost of sales:
Food, paper and beverage	13,303,000	13,101,000
Labor and benefits	11,514,000	11,228,000
Restaurant operating expenses	10,260,000	9,969,000
Depreciation and amortization	1,225,000	1,181,000
General and administrative expenses	2,384,000	2,473,000
Loss on restaurant assets	458,000	359,000
Early extinguishment of debt	-	33,000
Operating income	1,812,000	731,000
Interest expense:
Bank debt and notes payable	447,000	914,000
Capital leases	1,008,000	46,000
Other (income) and expense, net	(31,000)	4,000
Income (loss) before income taxes	388,000	(233,000)
Provision for income taxes	143,000	241,000
Net income (loss)	$245,000	$(474,000)
Basic net income (loss) per common share:	$0.08	$(0.16)
Diluted net income (loss) per common share:	$0.08	$(0.16)

Basic weighted average number of shares outstanding	2,934,995	2,934,995
Diluted weighted average number of shares outstanding	2,937,595	2,934,995

See notes to these consolidated financial statements.

MORGAN’S FOODS, INC.
CONSOLIDATED BALANCE SHEET

	August 12, 2012	February 26, 2012
	(UNAUDITED)
ASSETS
Current assets:
Cash and equivalents	$3,859,000	$3,455,000
Restricted cash	2,039,000	2,080,000
Receivables	438,000	546,000
Inventories	679,000	652,000
Prepaid expenses	500,000	462,000
Assets held for sale	300,000	977,000
Total current assets	7,815,000	8,172,000
Property and equipment:
Land	1,275,000	1,275,000
Buildings and improvements	2,836,000	2,823,000
Property under capital leases	22,968,000	22,885,000
Leasehold improvements	11,581,000	10,119,000
Equipment, furniture and fixtures	18,752,000	18,056,000
Construction in progress	43,000	404,000
Total property and equipment	57,455,000	55,562,000
Less accumulated depreciation and amortization	22,760,000	21,714,000
Net book value of property and equipment	34,695,000	33,848,000

Other assets	457,000	513,000
Franchise agreements, net	753,000	821,000
Goodwill	8,950,000	9,072,000
Total assets	$52,670,000	$52,426,000
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Long-term debt, current	$600,000	$186,000
Current maturities of capital lease obligations	115,000	90,000
Accounts payable	3,774,000	4,170,000
Accrued liabilities	4,578,000	4,158,000
Total current liabilities	9,067,000	8,604,000

Long-term debt	7,782,000	8,220,000
Long-term capital lease obligations	22,522,000	22,505,000
Other long-term liabilities	11,125,000	11,280,000
Deferred tax liabilities	2,974,000	2,862,000

SHAREHOLDERS' DEFICIT
Preferred shares, 1,000,000 shares authorized, no shares outstanding	-	-
Common stock, no par value Authorized shares - 25,000,000
Issued shares - 2,969,405	30,000	30,000
Treasury shares - 34,410	(81,000)	(81,000)
Capital in excess of stated value	29,488,000	29,488,000
Accumulated deficit	(30,237,000)	(30,482,000)
Total shareholders' deficit	(800,000)	(1,045,000)
Total liabilities & shareholders' deficit	$52,670,000	$52,426,000

See notes to these consolidated financial statements

MORGAN’S FOODS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT
(UNAUDITED)

	Common Shares		Treasury Shares		Capital in Excess of	Accumulated	Total Shareholders'
	Shares	Amount	Shares	Amount	Stated Value	Deficit	Deficit
Balance February 26, 2012	2,969,405	$30,000	(34,410)	$(81,000)	$29,488,000	$(30,482,000)	$(1,045,000)
Net income						245,000	245,000
Balance August 12, 2012	2,969,405	$30,000	(34,410)	$(81,000)	$29,488,000	$(30,237,000)	$(800,000)

See notes to these consolidated financial statements.

MORGAN’S FOODS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Twenty-Four Weeks Ended
	August 12, 2012	August 14, 2011
Cash flows from operating activities:
Net income (loss)	$245,000	$(474,000)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	1,225,000	1,190,000
Amortization of deferred financing costs	40,000	47,000
Amortization of supply agreement advances	(428,000)	(480,000)
Funding from supply agreements	753,000	783,000
Deferred income taxes	112,000	242,000
Gains/losses on restaurant assets - net	424,000	359,000
Changes in assets and liabilities:
Restricted cash	41,000	140,000
Receivables	86,000	124,000
Inventories	(27,000)	4,000
Prepaid expenses	(38,000)	451,000
Other assets	16,000	(9,000)
Accounts payable	(436,000)	(406,000)
Accrued liabilities	27,000	(659,000)
Net cash, operating activities	2,040,000	1,312,000
Cash flows from investing activities:
Proceeds from sale of restaurants	537,000	-
Capital expenditures	(2,108,000)	(1,114,000)
Proceeds from sale/leaseback transactions	-	717,000
Purchase of franchise agreements	-	(24,000)
Net cash, investing activities	(1,571,000)	(421,000)
Cash flows from financing activities:
Principal payments on long-term debt	(24,000)	(465,000)
Principal payments on capital lease obligations	(41,000)	(22,000)
Bank debt repayment in advance	-	(255,000)
Net cash, financing activities	(65,000)	(742,000)
Net change in cash and equivalents	404,000	149,000
Cash and equivalents, beginning balance	3,455,000	3,034,000
Cash and equivalents, ending balance	$3,859,000	$3,183,000

Interest paid on debt and capitalized leases	$1,532,000	$1,016,000
Cash payments for income taxes	$24,000	$1,000

See notes to these consolidated financial statements.

MORGAN’S FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The interim consolidated financial statements of Morgan's Foods, Inc. (the “Company”) have been prepared without audit.  In the opinion of Company management, all adjustments have been included.  Unless otherwise disclosed, all adjustments consist only of normal recurring adjustments necessary for a fair statement of results of operations for the interim periods.  These unaudited financial statements have been prepared using the same accounting principles that were used in preparation of the Company’s annual report on Form 10-K for the year ended February 26, 2012.  Certain prior period amounts have been reclassified to conform to current period presentations.  The results of operations for the twelve and twenty-four weeks ended August 12, 2012 are not necessarily indicative of the results to be expected for the full year.  Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the fiscal year ended February 26, 2012.

The Company’s debt is reported at historical cost, based upon stated interest rates which represented market rates at the time of borrowing.  The market for variable rate debt for restaurant financing is currently extremely limited.  The Company’s debt is not publicly traded and there are few lenders or financing transactions for similar debt in the marketplace at this time.  Management has concluded that it is not practicable to estimate the fair value of the Company’s debt as of August 12, 2012.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has incurred losses in fiscal years 2012 and 2011 and has negative working capital and an accumulated deficit at August 12, 2012.  The Company has managed its liquidity in 2012 through the refinancing of substantially all of its debt, the sale and leaseback of restaurant properties and entering into a Remodel Agreement with KFC in December 2011.  Should the Company have difficulty meeting its forecasts, this could have an adverse effect on its liquidity position. Management has taken actions to improve its cash flows, including closely monitoring its expenses and store closings for underperforming stores during fiscal years 2011 and 2012 and through the twenty-four weeks ended August 12, 2012 and expects to be able to achieve its forecast for fiscal 2013. However, there can be no assurances that our cash flow will be sufficient to allow us to continue as a going concern if we are unable to meet our projections.

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

ASU 2012-02 July 2012 Intangibles - Topic 350 “Testing Indefinite Lived Assets for Impairment”
This update allows companies to consider qualitative values in determining whether or not indefinite lived assets should be tested for impairment.  If it is more likely than not that an impairment exists, testing for impairment should be performed.  The update is effective for fiscal years beginning after September 15, 2012 but early adoption is permitted.  The Company has chosen to adopt the provisions of this update immediately and management believes that the update will not have a material effect on the financial position or results of operations of the Company.

NOTE 3 – NET INCOME (LOSS) PER COMMON SHARE

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

	Quarter ended August 12, 2012			Quarter ended August 14, 2011
	Net income (Numerator)	Shares (Denominator)	Per Share Amount	Net income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Income (loss) available to common shareholders	$206,000	2,934,995	$0.07	$(257,000)	2,934,995	$(0.09)
Effect of Dilutive Securities
Weighted Average Stock Options	-	5,199		-	-
Diluted EPS
Income (loss) available to common shareholders	$206,000	2,940,194	$0.07	$(257,000)	2,934,995	$(0.09)

	Twenty-four weeks ended August 12, 2012			Twenty-four weeks ended August 14, 2011
	Net income (Numerator)	Shares (Denominator)	Per Share Amount	Net income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Income (loss) available to common shareholders	$245,000	2,934,995	$0.08	$(474,000)	2,934,995	$(0.16)
Effect of Dilutive Securities
Weighted Average Stock Options	-	2,600		-	-
Diluted EPS
Income (loss) available to common shareholders	$245,000	2,937,595	$0.08	$(474,000)	2,934,995	$(0.16)

NOTE 4 – DEBT

At August 12, 2012 the Company’s term loan credit agreement requires the maintenance of a consolidated debt service coverage ratio of 1.60 to 1 regarding all of the Company’s debt.  Debt service coverage ratios are calculated by dividing the cash flow before taxes and debt service (“EBITDA”) for the previous 12 months by the debt service payable for the same period.  The Company’s term loan also requires a consolidated debt to EBITDA ratio of 2.75 or less, minimum EBITDA of $2.7 million and minimum unencumbered cash of $1.5 million.  The ratios are computed quarterly.  At the end of the second quarter of fiscal 2013, the Company was in compliance with all of the required ratios.

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

As of August 12, 2012, a total of 147,000 options were outstanding, fully vested and exercisable at a weighted average exercise price of $1.50 per share.  No options are available for grant and no options were granted during the current year period.  The Company recorded no compensation expense during the current year period.

The following table summarizes information about stock options outstanding at August 12, 2012:

Exercise Prices	Outstanding 8/12/12	Average Life	Number Exercisable
1.50	147,000	6.3	147,000

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

The franchise agreements with KFC and Taco Bell Corporation require the Company to upgrade and remodel its restaurants to comply with the franchisors’ current standards within agreed upon timeframes and the franchisor may terminate the franchise agreement for failure to meet those requirements.  In the case of a restaurant containing two concepts, even though only one is required to be remodeled, additional costs will be incurred because the dual concept restaurant is generally larger and contains more equipment and signage than the single concept restaurant.  If a property is of usable size and configuration, the Company can perform an image enhancement to bring the building to the current image of the franchisor.  If the property has a deficiency which would render it unsuitable, the Company would need to relocate the restaurant to another location within the trade area to meet the franchisor’s requirements.  The capital requirements for the KFC branded restaurants are included in the schedule based on the requirements of the KFC Remodel Agreement and the Taco Bell restaurants are shown at the time management believes they will be done so that all of them can be completed before the due date for the group.

Number of Units	Period	Type	Capital Cost (1)
3	Fiscal 2013	Remodels	1,050,000
2	Fiscal 2014	Remodels	700,000
3	Fiscal 2014	Relo (2)	1,200,000
	Total 2014		1,900,000
4	Fiscal 2015	Remodels	760,000
7	Fiscal 2016	Remodels	1,330,000
4	Fiscal 2017	Remodels	760,000
1	Fiscal 2017	Refresh (3)	75,000
2	Fiscal 2017	Taco Bell	800,000
	Total 2017		1,635,000
3	Fiscal 2018	Remodels	570,000
1	Fiscal 2018	Refresh (3)	75,000
2	Fiscal 2018	Taco Bell	800,000
	Total 2018		1,445,000
2	Fiscal 2019	Remodels	380,000
2	Fiscal 2019	Remodels	320,000
2	Fiscal 2019	Taco Bell	800,000
	Total 2019		1,500,000
7	Fiscal 2020	Refresh (3)	525,000
2	Fiscal 2020	Taco Bell	800,000
	Total 2020		1,325,000
7	Fiscal 2021	Refresh (3)	525,000
7	Fiscal 2022	Refresh (3)	525,000
8	Fiscal 2023	Refresh (3)	600,000
1	Fiscal 2025	Refresh (3)	75,000
70	Total		$12,670,000

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

In addition to the various facilities actions listed on the table above, the Company is obligated to spend approximately $2,100,000 by the end of calendar year 2014, which it expects to commit ratably over the remainder of calendar year 2012 and the calendar years 2013 and 2014, to install the KFC operations platform consisting of a new point of sale system and related reporting and management systems, new food holding cabinets that improve the quality of product held for sale and a new drive-thru speed of service system in all of its KFC and KFC/Taco Bell "2n1" restaurants.  During the first twenty-four weeks of fiscal 2013, the Company completed the remodeling of three of its restaurants in the amount of approximately $1,332,000 and installed seven of the new KFC operations platforms mentioned above, at a cost of approximately $252,000.

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

NOTE 7 – ASSET ACTIVITIES

The Company owns the land and building of two closed KFC restaurants, both of which are listed for sale and are shown on the Company’s consolidated balance sheet as Assets Held for Sale as of August 12, 2012.

NOTE 8 – CONTINGENCIES

The Company is a party to various legal proceedings and claims arising in the ordinary course of its business.  The Company believes that the outcome of these matters will not have a material adverse effect on its consolidated financial position, results of operations or liquidity.

NOTE 9 – SUBSEQUENT EVENTS

On August 25, 2012, subsequent to the end of the second quarter on August 12, 2012, the Company completed the remodeling of one of its KFC restaurants in West Virginia at an estimated total cost of $490,000 plus $36,000 for the installation of one of the new operations platforms discussed above (see Note 6).  Also, the Company is in the process of remodeling one of its restaurants in the Pittsburgh market at an estimated cost of $510,000, which includes the new operations platform, with an expected re-opening date of September 29, 2012.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Description of Business.  Morgan’s Foods, Inc., which was formed in 1925, operates through wholly-owned subsidiaries KFC restaurants under franchises from KFC Corporation, Taco Bell restaurants under franchises from Taco Bell Corporation, Pizza Hut Express restaurants under licenses from Pizza Hut Corporation.  As of September 21, 2012, the Company operates 58 KFC restaurants, five Taco Bell restaurants, nine KFC/Taco Bell "2n1's" under franchises from KFC Corporation and franchises or licenses from Taco Bell Corporation and three Taco Bell/Pizza Hut Express “2n1’s” under franchises from Taco Bell Corporation and licenses from Pizza Hut Corporation.  The Company’s fiscal year is a 52 - 53 week year ending on the Sunday nearest the last day of February.

Summary of Expenses and Operating Income as a Percentage of Revenues

	Twelve Weeks		Twenty-four Weeks Ended
	August 12, 2012	August 14, 2011	August 12, 2012	August 14, 2011
Cost of sales:
Food, paper and beverage	32.5%	33.8%	32.5%	33.5%
Labor and benefits	27.9%	28.4%	28.1%	28.7%
Restaurant operating expenses	25.6%	26.1%	25.1%	25.5%
Depreciation and amortization	3.0%	3.0%	3.0%	3.0%
General and administrative expenses	5.8%	6.3%	5.8%	6.3%
Operating income	4.8%	1.6%	4.4%	1.9%

Revenues.  The revenue increase of $1,129,000 in the fiscal quarter ended August 12, 2012 as compared to the prior year quarter was the result of a 6.5%, or $1,253,000, increase in comparable restaurant revenue caused by effective promotions and marketing strategies employed by the Company’s primary franchisors. The permanent closing of one restaurant caused a reduction in revenues of $210,000, and the removal of a Pizza Hut concept and an A & W concept from two separate restaurants causing a reduction in revenue of $23,000.

The revenue increase of $1,881,000 for the twenty-four weeks ended August 12, 2012 as compared to the prior year period was the result of an 8.0%, or $3,019,000, increase in comparable restaurant revenue caused by effective product introductions and promotions by the Company’s franchisors, partially offset by the permanent closing of 12 restaurant locations during the prior year period, and one permanent closing in the current year period causing a revenue decrease of $1,133,000, and the removal of a Pizza Hut concept and an A & W concept from two separate restaurants causing a reduction in revenue of $31,000.

Cost of Sales - Food, Paper and Beverage.  Food, paper and beverage costs decreased as a percentage of revenue to 32.5% for the quarter ended August 12, 2012 compared to 33.8% for the quarter ended August 14, 2011.  The decrease in the current year quarter of food, paper and beverage costs was primarily the result of increased efficiency based on higher volumes and favorable product mix.  Food, paper and beverage costs for the twenty-four weeks ended August 12, 2012 decreased to 32.5% compared to 33.5% in the comparable prior year period primarily due to the reasons discussed above.

Cost of Sales - Labor and Benefits.  Labor and benefits decreased as a percentage of revenue for the quarter ended August 12, 2012 to 27.9% compared to 28.4% for the comparable year earlier quarter.  The decrease in labor and benefit expenses in the current year quarter was primarily the result of improved efficiencies due to increased sales volumes.  Labor and benefits decreased to 28.1% of revenues for the twenty-four weeks ended August 12, 2012 compared to 28.7% in the comparable prior year period. This decrease in labor and benefit expenses was primarily the result of the reasons discussed above.

Restaurant Operating Expenses.  Restaurant operating expenses decreased to 25.6% of revenue in the second quarter of fiscal 2013 compared to 26.1% in the second quarter of fiscal 2012.  The decrease in restaurant operating expense was primarily the result of decreased utilities and repairs and maintenance, partially offset by an increase in restaurant manager bonuses.  For the twenty-four weeks ended August 12, 2012, restaurant operating expenses decreased slightly in the comparable prior year period primarily due to lower utility costs partially offset by increased restaurant management bonuses.

Depreciation and Amortization.  Depreciation and amortization of $621,000 for the quarter ended August 12, 2012 increased from $579,000 in the prior year quarter due to the following:  1) depreciation of tangible assets decreased by $119,000, 2) amortization of deferred gain decreased by $91,000, 3) amortization of capitalized lease assets increased by $240,000 and 4) amortization of franchise agreements increased by $9,000, compared to the prior year period.  These changes were primarily due to the sale/leaseback and refinancing transaction completed in December 2011.

Depreciation and amortization of $1,225,000 for the twenty-four weeks ended August 12, 2012 was similar to the $1,181,000 in the prior year period but contained offsetting changes to the components. In the current year, significant changes included the following:  1) depreciation of tangible assets decreased by $287,000, 2) amortization of deferred gain decreased by $171,000, 3) amortization of capitalized lease assets increased by $485,000 and 4) amortization of franchise agreements increased by $17,000, compared to the prior year period.  These changes were primarily due to the sale/leaseback and refinancing transaction completed in December 2011.

General and Administrative Expenses.  General and administrative expenses decreased slightly to $1,190,000 in the second quarter of fiscal 2013 compared to $1,224,000 in the second quarter of fiscal 2012.  This decrease was primarily caused by the decreased legal fees and absence of debt payment penalties in the current year offset by increased administrative manager bonuses. General and administrative expenses decreased slightly to $2,384,000 in the twenty-four weeks ended August 12, 2012 compared to $2,473,000 in the twenty-four weeks ended August 14, 2011 due to the reasons discussed above.

Loss on Restaurant Assets. The Company experienced a loss on restaurant assets of $88,000 for the second quarter of fiscal 2013 compared to a loss of $148,000 in the comparable prior year quarter.  The current year quarter includes $53,000 increase in the reserve for disposal of two permanently closed leased restaurant locations, $15,000 of closed unit expense and a $10,000 loss related to the sale of one restaurant location.  The prior year quarter loss includes $122,000 of closed unit expense.  The Company experienced a loss on restaurant assets of $458,000 for the twenty-four weeks ended August 12, 2012 compared to a loss of $359,000 for the twenty-four weeks ended August 14, 2011.  The current year includes $148,000 increase in the reserve for disposal of two permanently closed leased restaurant locations, $137,000 reduction of assets held for sale values of two locations and $122,000 of goodwill write offs related to the sale of three restaurant locations.  The prior year loss includes $166,000 loss related to the permanent closing of 12 restaurants, and $184,000 increase in the reserve for disposal of two permanently closed leased restaurant locations.

Operating Income.  Operating income increased to $989,000, or 4.8% of revenue, for the quarter ended August 12, 2012 from $310,000, or 1.6% of revenue, in the prior year quarter.  The increase of $679,000 was the result of the items discussed above.  Operating income for the twenty-four weeks ended August 12, 2012 increased to $1,812,000, or 4.4% of revenue, compared to $731,000, or 1.9% of revenue, in the prior year period.  The increase of $1,081,000 was the result of the items discussed above.

Interest Expense.  Interest expense on bank debt and notes payable decreased to $217,000 in the second quarter of fiscal 2013, from $445,000 in the second quarter of fiscal 2012 due to lower debt balances as a result of the Company’s refinancing in December 2011. Interest expense from capitalized lease debt increased to $506,000 in the second quarter of fiscal 2013, from $23,000 in the second quarter of fiscal 2012, due to the prior year sale/leaseback additions in the refinancing of December 2011.

Interest expense on bank debt and notes payable decreased to $447,000 in the twenty-four weeks ended August 12, 2012 from $914,000 in the twenty-four weeks ended August 14, 2011 due to lower debt balances as a result of the Company’s refinancing in December 2011.  Interest expense from capitalized lease debt increased to $1,008,000 in twenty-four weeks ended August 12, 2012 from $46,000 in the twenty-four weeks ended August 14, 2011 due to the prior year sale/leaseback additions in the refinancing of December 2011.

Other Income and Expense.  Other income and expense was income of $12,000 for the second quarter and income of $31,000 for the first twenty-four weeks of fiscal 2013 compared to an expense of $32,000 for the second quarter and expense of $4,000 for the first twenty-four weeks of fiscal 2012.  Other income and expenses in the previous year include $45,000 of claim settlements.

Provision for Income Taxes.  The provision for income taxes for the quarter ended August 12, 2012 was $72,000 on pre-tax income of $278,000 compared to $67,000 on a pre-tax loss of $190,000 for the comparable prior year period.  The provision consists of a current tax provision of $16,000 and a deferred tax provision of $56,000 compared to a deferred tax provision of $67,000 for the comparable prior year period.  The deferred tax provision for the quarter is a result of deferred tax liabilities associated with franchise rights and goodwill that cannot be used in determining net deferred tax assets.

The provision for income taxes for the twenty-four weeks ended August 12, 2012 was $143,000 on pre-tax income of $388,000 compared to $241,000 on a pre-tax loss of $233,000 for the comparable prior year period. The components of the tax provision for the twenty-four weeks ended August 12, 2012 were a current tax provision of $31,000 and deferred tax provision of $112,000 compared to a current tax provision of $1,000 and deferred tax provision of $240,000 for the comparable prior year period.

In the first quarter of the prior year the Company changed its estimate regarding its projected future income and its estimate regarding the realization of its net deferred tax assets. Accordingly, the Company increased the valuation allowance and reduced its net deferred tax assets to zero which resulted in an increase in its deferred tax provision of $106,000. Additionally, the Company has determined that the use of its annual effective tax rate would not be appropriate to record its income taxes because a small change in its estimate of income would result in a large change in its effective tax rate. Accordingly, the Company recorded its income taxes based on its results for the quarter and the twenty-four weeks ended August 12, 2012 and for the comparable prior year periods.

Liquidity and Capital Resources. Cash flow activity for the twenty-four weeks ended August 12, 2012 is presented in the Consolidated Statements of Cash Flows.  Cash provided by operating activities was $2,040,000 for the twenty-four weeks ended August 12, 2012 compared to $1,312,000 for the twenty-four weeks ended August 14, 2011.  Primary factors causing the change were:
•	a net income of $245,000 in the current year period compared to a net loss of $474,000 in the prior year period;
•	decrease of $409,000 in accounts payable and accrued liabilities compared to a decrease of $1,065,000 in the same categories in the prior year period;
•	$41,000 use of restricted cash in the current year period compared to a use of $140,000 in the prior year period;
•	$130,000 less in deferred taxes in the current fiscal year period compared to the prior fiscal year period;
•	increase of $65,000 in loss on restaurant assets in the current year period; and
•	increase of $38,000 in prepaid expenses in the current year period compared to a reduction of $451,000 in the prior year period.

The decrease in accounts payable and accrued liabilities of $409,000 during the current fiscal year was primarily the result of liabilities for restaurant remodeling projects in progress at year end that have been paid.  Funding from beverage supply agreements created an addition to cash in the current fiscal year of $325,000, net of amortization.  The $1,571,000 of cash used by investing activities consisted primarily of $2,108,000 of cash used in the image enhancement of three restaurants, and the operations platform installation of seven locations, partially offset by $537,000 of proceeds from the sale of four restaurant locations.  The Company made principal payments of $24,000 during the first twenty-four weeks of the current fiscal year compared to scheduled principal payments of $465,000 and payments in advance of scheduled maturities of $255,000 in the comparable prior year period.  Management believes that its operating cash flows and available cash for the coming year will be sufficient to meet its liquidity and capital resource needs.

At August 12, 2012 the Company’s term loan credit agreement requires the maintenance of a consolidated debt service coverage ratio of 1.60 to 1 regarding all of the Company’s debt.  Debt service coverage ratios are calculated by dividing the cash flow before taxes and debt service (“EBITDA”) for the previous 12 months by the debt service payable for the same period.  The Company’s term loan also requires a consolidated debt to EBITDA ratio of 2.75 or less, minimum EBITDA of $2.7 million and minimum unencumbered cash of $1.5 million.  The ratios are computed quarterly.  At the end of the second quarter of fiscal 2013, the Company was in compliance with all of the required ratios.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has incurred losses in fiscal years 2012 and 2011 and has negative working capital and an accumulated deficit at August 12, 2012.  The Company has managed its liquidity in 2012 through the refinancing of substantially all of its debt, the sale and leaseback of restaurant properties and entering into a Remodel Agreement with KFC in December 2011.  Should the Company have difficulty meeting its forecasts, this could have an adverse effect on its liquidity position. Management has taken actions to improve its cash flows, including closely monitoring its expenses and store closings for underperforming stores during fiscal years 2011 and 2012 and through the twenty-four weeks ended August 12, 2012 and expects to be able to achieve its forecast for fiscal 2013. However, there can be no assurances that our cash flow will be sufficient to allow us to continue as a going concern if we are unable to meet our projections.

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

ASU 2012-02 July 2012 Intangibles - Topic 350 “Testing Indefinite Lived Assets for Impairment”
This update allows companies to consider qualitative values in determining whether or not indefinite lived assets should be tested for impairment.  If it is more likely than not that an impairment exists, testing for impairment should be performed.  The update is effective for fiscal years beginning after September 15, 2012 but early adoption is permitted.  The Company has chosen to adopt the provisions of this update immediately and management believes that the update will not have a material effect on the financial position or results of operations of the Company.

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

Safe Harbor Statements.
This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The statements include those identified by such words as “may,” “will,” “expect,” “anticipate,” “believe,” “plan” and other similar terminology.  Forward looking statements involve risks and uncertainties that could cause actual events or results to differ materially from those expressed or implied in this report.  The forward-looking statements reflect the Company’s current expectations and are based upon data available at the time of the statements.  Actual results involve risks and uncertainties, including both those specific to the Company and general economic and industry factors.  Factors specific to the Company include, but are not limited to, its debt covenant compliance, actions that lenders may take with respect to any debt covenant violations, its ability to obtain waivers of any debt covenant violations and its ability to pay all of its current and long-term obligations and those factors described in Part I Item 1A (“Risk Factors”) of the Company’s Annual Report on Form 10-K filed with the SEC on May 29, 2012.  Economic and industry risks and uncertainties include, but are not limited, to, franchisor promotions, business and economic conditions, legislation and governmental regulation, competition, success of operating initiatives and advertising and promotional efforts, volatility of commodity costs and increases in minimum wage and other operating costs, availability and cost of land and construction, consumer preferences, spending patterns and demographic trends.  In addition, the forward-looking statements contained herein represent our estimates only as of the date of this filing and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, whether to reflect actual results, changes in assumptions, changes in other factors affecting such forward-looking statements or otherwise.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Essentially all of the Company’s debt comprising approximately $8.38 million of principal balance has a variable rate which is adjusted monthly.  A one percent increase in the variable rate base (90 day LIBOR) of the loans at the beginning of the year would not increase the Company’s  annual interest costs as there is more than a 4% difference between the minimum interest rate and the calculated variable rate.  The Company may choose to offset all, or a portion of its future risk through the use of interest rate swaps or caps.  The Company does not enter into derivative financial investments for trading or speculation purposes.  Also, the Company is subject to volatility in food costs as a result of market risk and we manage that risk through the use of a franchisee purchasing cooperative which uses longer term purchasing contracts.  Our ability to recover increased costs through higher pricing is, at times, limited by the competitive environment in which we operate.  The Company believes that its market risk exposure is not material to the Company’s financial position, liquidity or results of operations.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”) carried out an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)) as of the end of the period covered by this report.  Based on that evaluation, the Company’s PEO and PFO concluded that our disclosure controls and procedures were effective as of August 12, 2012.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended August 12, 2012 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is a party to various legal proceedings and claims arising in the ordinary course of its business.  The Company believes that the outcome of these matters will not have a material adverse effect on its consolidated financial position, results of operations or liquidity.

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

MORGAN’S FOODS, INC.

/s/ Kenneth L. Hignett
Kenneth L. Hignett
Senior Vice President,
Chief Financial Officer and Secretary
September 26, 2012

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description

4.2	Amended and Restated Shareholder Rights Agreement dated as of July 31, 2012 (incorporated by reference to Form 8-A/A file with the SEC on August 3, 2012)
31.1	Certification of the Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) ofSecurities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2
Certification of the Senior Vice President, Chief Financial Officer & Secretary pursuant to Rule13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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