Form 10-K
period 2013-03-03
MORGANS FOODS INC
filed 2013-06-03
CIK 68145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the fiscal year ended	March 3, 2013	Commission file number	1-08395

MORGAN'S FOODS, INC.
(Exact name of registrant as specified in its charter)

Ohio	34-0562210
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

4829 Galaxy Parkway, Suite S, Cleveland, OH 44128
(Address of principal executive officers)	(Zip Code)

Registrant's telephone number, including area code:	(216) 359-9000

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Name of each exchange on which registered

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

Yes               No     X

As of August 12, 2012, the aggregate market value of the common stock held by nonaffiliates of the Registrant was $3,357,264.

As of May 6, 2013, the Registrant had 4,039,147 common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the Definitive Proxy Statement for the 2013 annual meeting of shareholders to be held on July 2, 2013 and to be filed with the Securities and Exchange Commission about June 3, 2013.

PART I

ITEM 1. BUSINESS

General

Morgan’s Foods, Inc. (the “Company”), which was formed in 1925, operates through wholly-owned subsidiaries KFC restaurants under franchises from KFC Corporation, Taco Bell restaurants under franchises from Taco Bell Corporation, and Pizza Hut Express restaurants under licenses from Pizza Hut Corporation. As of May 24, 2013, the Company operates 57 KFC restaurants, four Taco Bell restaurants, nine KFC/Taco Bell "2n1's" under franchises from KFC Corporation and franchises from Taco Bell Corporation and three Taco Bell/Pizza Hut Express “2n1’s” under franchises from Taco Bell Corporation and licenses from Pizza Hut Corporation. The Company’s fiscal year is a 52 - 53 week year ending on the Sunday nearest the last day of February.

Restaurant Operations

The Company's KFC restaurants prepare and sell the distinctive KFC branded chicken products along with related food items. All containers and packages bear KFC trademarks. The Company’s Taco Bell restaurants prepare and sell a full menu of quick service Mexican food items using the appropriate Taco Bell containers and packages. The KFC/Taco Bell “2n1” restaurants, operated under franchise agreements from KFC Corporation and franchise agreements from Taco Bell Corporation, prepare and sell a limited menu of Taco Bell items as well as the full KFC menu while those operated under franchise agreements from both KFC Corporation and Taco Bell Corporation offer a full menu of both KFC and Taco Bell items. The Taco Bell/Pizza Hut Express “2n1” restaurants prepare and sell a full menu of Taco Bell items and a limited menu of Pizza Hut items. The KFC/Pizza Hut Express “2n1” restaurant prepares and sells a full menu of KFC items and a limited menu of Pizza Hut items.

Of the 73 KFC, Taco Bell and "2n1" restaurants operated by the Company as of May 24, 2013, 13 are located in Ohio, 44 in Pennsylvania, seven in Missouri, one in Illinois, seven in West Virginia and one in New York. The Company was one of the first KFC Corporation franchisees and has operated in excess of 20 KFC franchises for more than 25 years. Operations relating to these units are seasonal to a certain extent, with higher sales generally occurring in the summer months.

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

The Company's KFC, Taco Bell and “2n1” restaurants rely on innovative marketing techniques and promotions to compete with other restaurants in the areas in which they are located. The Company's competitive position is also enhanced by the national advertising programs sponsored by KFC Corporation, Taco Bell Corporation, Pizza Hut Corporation, and their franchisees. Emphasis is placed by the Company on its control systems and the training of personnel to maintain high food quality and good service. The Company believes that its KFC, Taco Bell and “2n1” restaurants are competitive with other quick service restaurants on the basis of the important competitive factors in the restaurant business which include, primarily, restaurant location, product price, quality and differentiation, and also restaurant and employee appearance.

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

Growth

The Company built no new restaurants in fiscal years 2013 or 2012 and closed two restaurants in fiscal 2013 and 12 restaurants in fiscal 2012.

Employees

As of May 20, 2013, the Company employed approximately 1,495 persons, including 39 administrative and 181 managerial employees. The balance are hourly employees, most of whom are part-time. None of the Company’s employees are represented by a labor union. The Company considers its employee relations to be satisfactory.

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

Image Enhancement and Capital Expenditure Requirements

The Company faces significant image enhancement and relocation requirements in future fiscal years as described under “Required Image Enhancements” in Part II of this report. There is no assurance that the Company will be able to fund these obligations when due. Lack of funding would have a material adverse effect on the operations of the Company, including the loss of restaurants subject to enhancement or relocation requirements under applicable franchise agreements and default under its financing arrangements.

Product and Marketing Success of Franchisors

The Company relies heavily on the success of its franchisors in developing products and marketing programs which support its revenues. Failure of the franchisors to provide appropriate support could have a significant negative impact on the Company’s financial performance.

Failure to Meet Loan Covenants

If the Company does not meet the periodic requirements of its loan covenants and is unable to obtain waivers of these deficiencies, its lenders could take actions which would have a material adverse effect on the Company’s results of operations. The Company does not have a working capital line to use in managing its cash flow needs.

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

Of the 73 KFC, Taco Bell and “2n1” restaurants, the Company owns the land and building for six locations, owns the building and leases the land for 20 locations and leases the land and building for 47 locations. None of the owned properties are subject to mortgages. Additionally, the Company owns the land and building for three closed locations, and is obligated for various terms under leases on two other closed locations. Remaining lease terms (including renewal options) range from 2 months to 37 years and average approximately 20 years. These leases generally require the Company to pay taxes and utilities, to maintain casualty and liability insurance, and to keep the property in good repair. The Company pays annual rent for each leased KFC, Taco Bell or “2n1” restaurant in amounts ranging from $24,000 to $136,000. In addition, four of these leases require payment of additional rentals based on a percentage of gross sales in excess of certain base amounts. Sales for four KFC, Taco Bell and “2n1” restaurants exceeded the respective base amounts in fiscal 2013. Thirteen of the leased locations are covered by two master leases which aggregate the lease payment amounts for all of the properties included in the master leases and do not specify a rent amount for each individual location. The Company allocates the rent under the master leases to each specific location for internal bookkeeping purposes.

The Company believes that its restaurants are generally efficient, well equipped and maintained and in good condition.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

Executive Officers of the Company

The Executive Officers and other Officers of the Company are as follows:

Name	Age	Position with Registrant	Officer Since

Executive Officers:
James J. Liguori	64	President and Interim Chief Executive Officer	June 1979
Kenneth L. Hignett	66	Senior Vice President Chief Financial Officer & Secretary	May 1989

Other Officers:
Vincent J. Oddi	70	Vice President Restaurant Development	September 1979
Ramesh J. Gursahaney	64	Vice President – Operations Support Services	January 1991

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

	Price Range
	High	Low
Year ended March 3, 2013:

1st Quarter	$1.40	$0.81
2nd Quarter	3.72	0.85
3rd Quarter	2.45	2.01
4th Quarter	2.50	1.15

Year ended February 26, 2012:

1st Quarter	$2.05	$0.50
2nd Quarter	0.85	0.02
3rd Quarter	1.02	0.35
4th Quarter	1.15	0.35

As of May 8, 2013, the Company had approximately 694 shareholders of record. The Company has paid no dividends since 1975 and does not expect to pay dividends in the foreseeable future.

Securities authorized for issuance under equity compensation plans are shown in the table below:

Equity Compensation Plan Information as of March 3, 2013
Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of shares remaining for future issuance under equity compensation plans
Equity Compensation plans approved by security holders	145,650	$1.50	-
Equity Compensation plans not approved by security holders	350	$1.50	-
Total	146,000	$1.50	-

Shareholder Return Performance Graph

Set forth below is a line graph comparing the cumulative total return on the Company’s Common Shares, assuming a $100 investment as of March 2, 2008, and based on the market prices at the end of each fiscal year, with the cumulative total return of the Standard & Poor’s Midcap 400 Stock Index and a restaurant peer group index composed of 12 restaurant companies each of which has a market capitalization comparable to that of the Company.

Comparison of Cumulative Five Year Total Return
Morgan's Foods, Inc.
S&P MidCap 400 Index
Peer Group
$200
$150
$100
$50
$0
3/02/08
3/01/09
2/28/10
2/27/11
2/26/12
3/03/13

	2008	2009	2010	2011	2012	2013
Morgan's Foods, Inc.	100	30.53	52.67	31.45	13.74	26.72
S&P MidCap 400 Index	100	58.00	96.87	128.28	132.96	150.47
Peer Group	100	30.51	59.20	90.54	87.27	105.23

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

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial information for each of the five fiscal years in the period ended March 3, 2013, is derived from, and qualified in its entirety by, the consolidated financial statements of the Company. The following selected financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the notes thereto included elsewhere in this report.

	Years Ended
	March 3, 2013	February 26, 2012	February 27, 2011	February 28, 2010	March 1, 2009
$ in thousands, except per share amounts
Revenues	$86,866	$82,237	$89,891	$90,544	$92,485
Cost of sales:
Food, paper and beverage	28,335	27,238	28,267	28,457	29,695
Labor and benefits	25,010	23,794	26,533	26,448	26,850
Restaurant operating expenses	21,935	21,298	23,748	23,931	24,068
Depreciation and amortization	2,836	2,598	2,831	3,026	3,224
General and administrative expenses	4,941	5,311	5,450	5,409	5,740
Loss on restaurant assets	719	766	841	75	417
Early Extinguishment of Debt	-	405	138	85	222
Operating income	3,090	827	2,083	3,113	2,269
Interest expense	(2,975)	(2,265)	(2,390)	(2,568)	(3,604)
Other income and expense, net	122	148	(44)	191	336
Provision for income taxes	(375)	(390)	(637)	(340)	(391)
Net income (loss)	(138)	(1,680)	(988)	396	(1,390)
Basic net income (loss) per comm. sh. (1)	(0.05)	(0.57)	(0.34)	0.13	(0.47)
Diluted net income (loss) per comm. sh. (1)	(0.05)	(0.57)	(0.34)	0.13	(0.47)
Working capital deficiency	(2,230)	(432)	(29,770)	(3,984)	(16,091)
Total assets	50,500	52,426	44,088	48,925	51,988
LT debt and capital lease - current portion	1,182	276	27,097	3,209	16,514
Long-term debt less current maturities	7,338	8,220	-	29,725	19,738
Long-term capital lease obligations	22,079	22,505	1,013	1,061	1,105
Shareholders’ equity (deficit)	(1,183)	(1,045)	635	1,623	1,171
Net cash flow operating activities	1,615	1,555	3,667	3,849	(98)
Net cash flow investing activities	(1,614)	17,977	1,047	(1,539)	1,727
Net cash flow financing activities	(485)	(19,111)	(5,885)	(3,362)	(2,800)

Certain amounts in prior periods have been reclassified to conform to the current period presentation

(1)

Computed based upon the basic weighted average number of common shares outstanding during each year, which were 2,934,995 in 2013, 2012, 2011, 2010 and 2009 and the diluted weighted average number of common and common equivalent shares outstanding during each year, which were 2,934,995 in 2013, 2,934,995 in 2012 and 2011, 2,991,941 in 2010 and 2,934,995 in 2009.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

During fiscal 2013 and 2012 the Company operated KFC franchised restaurants, Taco Bell franchised restaurants and various “2n1” restaurants which include the KFC, Taco Bell and Pizza Hut concepts in the states of Illinois, Missouri, Ohio, Pennsylvania, West Virginia and New York. The average number of restaurants in operation during each fiscal year was 75 in 2013 and 77 in 2012.

Summary of Expenses and Operating Income as a Percentage of Revenues

	2013	2012
Cost of sales:
Food, paper and beverage	32.6%	33.1%
Labor and benefits	28.8%	28.9%
Restaurant operating expenses	25.3%	25.9%
Depreciation and amortization	3.3%	3.2%
General and administrative expenses	5.7%	6.5%
Operating income	3.6%	1.0%

Revenues

Revenue was $86,866,000 in fiscal 2013, an increase of $4,629,000, or 5.3%, compared to fiscal 2012, primarily resulting from the comparable sales increase of 5.7%, or $4,733,000, additional revenue from the extra week in fiscal 2013 of $1,691,000, partially offset by the permanent closing of three restaurant locations resulting in a reduction in sales in the current year of $1,795,000. The increase in comparable restaurant revenues during fiscal 2013 was primarily the result of effective new product promotions and marketing strategies employed by the Company’s primary franchisors.

Revenues for the 17 weeks ended March 3, 2013, were $25,850,000, an increase of $1,966,000, or 7.6%, compared to the 16 weeks ended February 26, 2012, primarily resulting from the comparable sales increase of 2.6%, or $594,000, the extra week in the fiscal 2013 quarter of $1,691,000, partially offset by the permanent closing of three restaurant locations resulting in a reduction in sales in the current year quarter of $321,000.

Cost of Sales – Food, Paper and Beverage

Food, paper and beverage costs as a percent of revenue decreased to 32.6% in fiscal 2013 compared to 33.1% in the prior year. This decrease was primarily the result of increased efficiency based on higher volumes and favorable product mix.

For the fourth quarter of fiscal 2013, food, paper and beverage costs increased slightly as a percentage of revenues to 33.1% from 32.9% in the fourth quarter of fiscal 2012 primarily due to inconsistent sales volumes caused by intermittent weather issues resulting in operational inefficiencies.

Cost of Sales – Labor and Benefits

Labor and benefits decreased slightly to 28.8% of revenues, or $25,010,000, in fiscal 2013 from 28.9% of revenues, or $23,794,000, in fiscal 2012. The decrease was primarily the result of higher sales volumes in the current year.

Labor and benefit costs for the fourth quarter of fiscal 2013 increased slightly to 30.0% of revenues, or $7,749,000, compared to 29.4% of revenues, or $7,026,000, in fiscal 2012 primarily due to higher workers’ compensation expense in the current year fiscal quarter.

Restaurant Operating Expenses

Restaurant operating expenses decreased as a percentage of revenues to 25.3%, in fiscal 2013 compared to 25.9% in fiscal 2012. This decrease was primarily the result of lower utility costs and repairs and maintenance.

Restaurant operating expenses for the fourth quarter of fiscal 2013 decreased slightly as a percentage of revenues to 25.5%, or $6,602,000, from 26.4% of revenues, or $6,315,000, in the year earlier quarter. This decrease was primarily the result of lower advertising expenditures and reduced manager bonuses, as a percentage of revenue.

Depreciation and Amortization

Depreciation and amortization for fiscal 2013 of $2,836,000 was an increase of $238,000 from fiscal 2012 at $2,598,000. This increase was a result of an increase in asset balances related to remodels and the increase in capitalized lease assets from the December 2011 sale leaseback transaction.

Depreciation and amortization for the fourth quarter of fiscal 2013 at $967,000 was an increase from the fourth quarter of fiscal 2012 at $810,000. This increase was a result of an increase in asset balances related to remodels and the increase in capitalized lease assets from the December 2011 sale leaseback transaction.

General and Administrative Expenses

General and administrative expenses were $4,941,000, or 5.7% of revenues, in fiscal 2013 compared to $5,311,000, or 6.5% of revenues, in fiscal 2012. The change was primarily caused by a $90,000 reduction in administrative staff payroll, $50,000 lower legal fees and the absence of the $325,000 of financial advisor fees and lender forbearance fees which were incurred in the prior fiscal year, partially offset by an increase of $100,000 in field management bonuses and $110,000 in recruitment expense.

For the fourth quarter of fiscal 2013, general and administrative expenses were $1,417,000, or 5.5% of revenues, compared to $1,579,000, or 6.6% of revenues, in the fourth quarter of fiscal 2012. The change was primarily caused by the absence of the $325,000 of financial advisor fees which were incurred in the prior year quarter, partially offset by an increase of $29,000 in legal fees and the absence of credits for the reversal of late payment fees on debt in the prior fiscal year.

Loss on Restaurant Assets

The Company had a loss on restaurant assets of $719,000 in fiscal 2013 compared to a loss of $766,000 in fiscal 2012. The fiscal 2013 loss consisted of $638,000 related to the sale of four previously closed restaurant locations, including the write-off of related goodwill and $81,000 of closed restaurant expense. The fiscal 2012 loss consisted of $579,000 related to the permanent closure and disposal of certain restaurant locations and changes in valuation of locations not disposed and $187,000 of closed unit expenses.

In the fourth quarter of fiscal 2013 the Company had a loss on restaurant assets of $155,000 compared to a loss of $140,000 in the fourth quarter of fiscal 2012. In the fiscal 2013 quarter, the loss consisted of $129,000 reduction in the valuation of restaurant assets and $25,000 of closed location expense. In the fiscal 2012 quarter, $106,000 related to changes in the valuation of restaurant assets and $33,000 of closed location expense.

Early Extinguishment of Debt

During fiscal 2013, the Company incurred no prepayment charges relating to the early payment of debt. During fiscal 2012, the Company incurred $405,000 of prepayment charges and the write-off of deferred financing costs relating to the early payment of debt to facilitate the sale/leaseback of 29 operating restaurants.

Operating Income

Operating income in fiscal 2013 increased to $3,090,000 from $827,000 in fiscal 2012 primarily as a result of the items discussed above.

Bank and Capitalized Lease Interest Expense

Interest expense on bank debt and notes payable decreased to $926,000 in fiscal 2013 from $1,703,000 in fiscal 2012. The decrease in interest expense for fiscal 2013 was the result of reduced outstanding debt balances as a result of the sale/leaseback of 29 operating restaurants in fiscal 2012. Interest expense from capitalized lease debt increased to $2,049,000 in fiscal 2013 from $562,000 in fiscal 2012 due to the sale/leaseback activity described above in December 2011.

Other Income and Expense

Other income was $122,000 in fiscal 2013 compared to income of $148,000 in fiscal 2012. The fiscal 2013 amount consists primarily of $52,000 of vendor rebates, $65,000 for the recovery of franchise penalties and $5,000 of insurance settlements. The fiscal 2012 amounts consisted primarily of $56,000 of vendor discounts, $124,000 of insurance settlements, partially offset by other legal settlements and miscellaneous items.

Provision for Income Taxes

There is no current federal tax provision for fiscal 2013 and 2012. The state and local tax provisions for fiscal 2013 and 2012 are a provision of $62,000 and $39,000, respectively. The deferred tax provisions for fiscal 2013 and 2012 are $313,000 and $352,000, respectively and resulted from changes in the balance of net deferred tax assets, deferred tax liabilities associated with indefinite lived intangible assets and the valuation allowance for deferred tax assets.

There are no current federal tax provisions for the fourth quarter of 2013 and 2012. The state and local tax provisions for the quarter are $16,000 compared to $11,000 for the comparable prior quarter. The deferred tax provision for the quarter is $145,000 compared to $61,000 for the comparable prior quarter. The fourth quarter of fiscal 2013 includes an increase in the deferred tax valuation allowance of $359,000 and fiscal 2012 included an increase in the deferred tax valuation allowance of $634,000.

Liquidity and Capital Resources

Cash flow activity for fiscal 2013 and 2012 is presented in the Consolidated Statements of Cash Flows. Cash provided by operating activities was $1,615,000 for the year ended March 3, 2013 compared to $1,555,000 for the year ended February 26, 2012. Primary factors causing the positive change were:

●	a net loss of $138,000 in fiscal 2013 compared to a net loss of $1,680,000 in fiscal 2012;
●	decrease of $1,706,000 in accounts payable and accrued liabilities compared to an decrease of $1,068,000 in the same categories in the prior year;
●	$238,000 more in depreciation add back to operating cash flow in the current year;
●	$234,000 less in amortization and write-off of deferred financing costs in the current fiscal year compared to the prior fiscal year; and
●	an increase of $350,000 in prepaid expenses in the current year compared to a reduction of $337,000 in the prior year

The reduction of accounts payable and accrued liabilities was mainly caused by the payment of liabilities normally due on the first of the month. The change in prepaid expenses was due primarily to the timing of the balance sheet date after the first of the month resulting in higher prepaid rent. Cash used in investing activities for the current fiscal year of $1,614,000 is the product of remodel capital expenditures, partially offset by the use of restricted cash and proceeds from the sale of fixed assets. The $17,977,000 of cash provided by investing activities in fiscal 2012 consisted primarily of $21,490,000 of cash provided by the sale/leaseback transactions partially offset by $2,019,000 for capital expenditures, and $1,940,000 of deposits to restricted cash. The Company made principal payments on bank debt of $190,000 and principal payments on capitalized lease obligations of $295,000 during fiscal 2013. The Company made principal payments of $589,000 and paid long-term bank debt in advance of its scheduled maturities of $26,304,000 partially offset by proceeds from the issuance of long-term debt of $8,251,000 as the major components of cash flow from financing activities in fiscal 2012. Management believes that its operating cash flows and available cash for the coming year will be sufficient to meet its liquidity and capital resource needs.

At March 3, 2013 the Company’s term loan credit agreement requires the maintenance of a consolidated debt service coverage ratio (“DSCR”) of 1.80 to 1 or greater regarding all of the Company’s debt. Debt service coverage ratios are calculated by dividing the cash flow before taxes and debt service (“EBITDA”) for the previous 12 months by the debt service payable for the same period. The Company’s term loan also requires a consolidated debt to EBITDA (“Leverage”) ratio of 2.50 or less, minimum EBITDA of $3.0 million, maximum of $4.0 million in annual capital expenditures and minimum unencumbered cash of $1.5 million. The ratios are computed quarterly. At the end of fiscal 2013, the Company had a DSCR of 4.22 and a Leverage ratio of 1.9, being in compliance with all of the required ratios.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has incurred losses in fiscal years 2013 and 2012 and has negative working capital and an accumulated deficit at March 3, 2013.  The Company has managed its liquidity in 2013 with cash flow from operations and the use of its remodel reserve funds.  Should the Company have difficulty meeting its forecasts, this could have an adverse effect on its liquidity position. Management has taken actions to improve its cash flows, including closely monitoring its expenses and store closings for underperforming stores during fiscal 2012 and 2013 and expects to be able to achieve its forecast for the coming year. However, there can be no assurances that our cash flow will be sufficient to allow us to continue as a going concern if we are unable to meet our projections.

Subsequent Events

On April 12, 2013, subsequent to the balance sheet date of March 3, 2013, the Company closed on a $2,104,500 equity investment by Bandera Master Fund L.P. (“Bandera”) in a negotiated and exempt private placement of 1,052,250 Company common shares at the purchase price of $2.00 per share. The Bandera investment was made pursuant to a Share Purchase Agreement, which was dated and closed on April 12, 2013, between the Company and Bandera. The transaction and related items are more fully described in a Form 8-K filed by the Company on April 15, 2013.

Subsequent to the end of the March 3, 2013 fiscal year, to facilitate Bandera’s investment, on April 10, 2013, the Company and Computershare Trust Company, N.A., as Rights Agent, amended the Company’s Shareholder Rights Agreement. The primary effect of the amendment was to amend the definition of who qualifies as an “Acquiring Person” under the Shareholder Rights Agreement. The Shareholder Rights Agreement now allows Bandera (or any of its associates or affiliates) to beneficially own in the aggregate not more than 27% of the Company’s issued and outstanding common shares without becoming an Acquiring Person.

On April 9, 2012 the Company’s Board of Directors adopted and approved Morgan’s Foods, Inc. Long-Term Incentive Plan (the “LTIP”). A total of 150,000 Company common shares are reserved and available for awards under the LTIP which is to be administered by the Company’s Compensation and Leadership Committee (“the Committee”). Also on April 9, 2013, the Committee granted incentive equity awards pursuant to the LTIP of (i) 2,285 restricted common shares each to James C. Pappas, Steven S. Kaufman, Marilyn A. Eisele and Bernard Lerner in consideration of their service on the Committee, and (ii) 6,000 restricted common shares each to Steven S. Kaufman, Marilyn A. Eisele and Bernard Lerner in consideration of their service on a Board Special Committee. In addition, on April 9, 2013, the Committee granted an incentive equity award pursuant to the LTIP of 3,429 restricted common shares to James C. Pappas as non-cash compensation for his service as Chairman of the Board. The LTIP is more fully described in a Form 8-K filed by the Company on April 15, 2013.

After the balance sheet date of March 3, 2013, the Company completed the rebuild of one KFC restaurant in May of 2013, at a cost of approximately $1,000,000 and installed seven additional KFC operations platforms (Merit P.O.S. system, next generation holding cabinets and speed of service timing system) at a cost of approximately $266,000 in accordance with the contracts requiring the remodels and installation of the operations platforms. Also, on April 2, 2013, the Company closed one of its Taco Bell restaurants as the lease had expired and the location was no longer deemed viable.

Market Risk Exposure

The Company’s debt comprising approximately $8.22 million of principal balance has a variable rate which is adjusted monthly. A one percent increase in the variable rate base (30 day LIBOR) of the loan at the beginning of the year would not affect the Company’s annual interest costs. The loan is subject to a minimum interest rate of 9.0% which would mean that LIBOR would have to increase by approximately 1.5% before the increase would begin to affect the interest rate paid by the Company. The Company may choose to offset all, or a portion of its risk through the use of interest rate swaps or caps if they are available and deemed to be advantageous to the Company. The Company’s other loan is at a fixed interest rate, and accordingly the Company does not have market risk exposure for fluctuations in interest rates relative to that loan. The Company does not enter into derivative financial investments for trading or speculation purposes. Also, the Company is subject to volatility in food costs as a result of market risk and we manage that risk through the use of a franchisee purchasing cooperative which uses longer term purchasing contracts. Our ability to recover increased costs through higher pricing is, at times, limited by the competitive environment in which we operate. The Company believes that its market risk exposure related to food commodity price movements may be material to the Company’s financial position, liquidity or results of operations but that its market risk exposure to changes in the interest rate markets is not material to its financial position, liquidity or results of operations.

Other Contractual Obligations and Commitments

For KFC products, the Company is required to pay royalties of 4% of gross revenues and to expend an additional 5% of gross revenues on national and local advertising pursuant to its franchise agreements. For Taco Bell products, the Company is required to pay royalties of 5.5% of gross revenues and to expend an additional 4.5% of gross revenues on national and local advertising. KFC/Taco Bell “2n1” restaurants are operated under separate KFC and Taco Bell franchise agreements. For Pizza Hut products in Taco Bell “2n1” restaurants the Company is required to pay royalties of 8.0% of Pizza Hut gross revenues and to expend an additional 2.0% of Pizza Hut gross revenues on national and local advertising. Total royalties and advertising, which are included in the Consolidated Statements of Operations as part of restaurant operating expenses, were $8,682,000 and $8,348,000 in fiscal 2013 and 2012, respectively.

Contractual Obligations	2014	2015	2016	2017	2018	Thereafter	Total
Long-term debt, including current	$878	$880	$825	$5,633	$-	$-	$8,216
Interest expense on long-term debt	$719	$639	$561	$410	$-	$-	$2,329
Capital leases	$2,328	$2,361	$2,395	$2,430	$2,457	$35,907	$47,878
Operating leases (1)	$2,195	$1,882	$1,646	$1,447	$1,230	$9,801	$18,201
Closed locations (2)	$173	$176	$178	$181	$184	$1,623	$2,515

(1)	Does not include contingent rental obligations based on sales performance
(2)	Leases related to closed locations

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

The franchise agreements with KFC and Taco Bell require the Company to upgrade and remodel its restaurants to comply with the franchisors’ current standards within agreed upon timeframes and the franchisor may terminate the franchise agreement for failure to meet those requirements. In the case of a restaurant containing two concepts, even though only one is required to be remodeled, additional costs will be incurred because the dual concept restaurant is generally larger and contains more equipment and signage than the single concept restaurant. If a property is of usable size and configuration, the Company can perform an image enhancement to bring the building to the current image of the franchisor. If the property has a deficiency which would render it unsuitable, the Company would need to relocate the restaurant to another location within the trade area to meet the franchisor’s requirements.

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

Number of Units	Period	Type	Capital Cost (1)
1	Fiscal 2014	Rebuild	1,000,000
3	Fiscal 2014	Remodels	650,000
2	Fiscal 2014	Relo (2)	250,000
	Total 2014		1,900,000
4	Fiscal 2015	Remodels	950,000
7	Fiscal 2016	Remodels	1,745,000
4	Fiscal 2017	Remodels	1,000,000
1	Fiscal 2017	Refresh (3)	100,000
2	Fiscal 2017	Taco Bell	800,000
	Total 2017		1,900,000
3	Fiscal 2018	Remodels	740,000
1	Fiscal 2018	Refresh (3)	100,000
2	Fiscal 2018	Taco Bell	800,000
	Total 2018		1,640,000
1	Fiscal 2019	Remodels	200,000
3	Fiscal 2019	Remodels	300,000
2	Fiscal 2019	Taco Bell	800,000
	Total 2019		1,300,000
7	Fiscal 2020	Refresh (3)	675,000
1	Fiscal 2020	Taco Bell	400,000
	Total 2020		1,075,000
7	Fiscal 2021	Refresh (3)	625,000
7	Fiscal 2022	Refresh (3)	675,000
8	Fiscal 2023	Refresh (3)	675,000
1	Fiscal 2025	Refresh (3)	75,000
67	Total		$12,560,000

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

In addition to the various facilities actions listed on the table above, the Company is obligated to spend approximately $1,750,000 by the end of calendar year 2014, which it expects to commit ratably over the two year period to install the KFC operations platform consisting of a new point of sale system and related reporting and management systems, new food holding cabinets that improve the quality of product held for sale and a new drive-thru speed of service system in all of its KFC and KFC/Taco Bell "2n1" restaurants.

During fiscal 2013, the Company completed the remodeling of five of its restaurants in the amount of approximately $2,343,000 and installed 16 of the new KFC operations platforms mentioned above, at a cost of approximately $574,000. Subsequent to the balance sheet date of March 3, 2013, the Company completed the rebuild of one additional restaurant which is included in the above chart at a cost of approximately $1,000,000 and installed seven additional KFC operations platforms at a cost of approximately $266,000.

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

Critical Accounting Policies

The Company’s reported results are affected by the application of certain accounting policies that require it to make subjective or complex judgments or to apply complex accounting requirements. These judgments include estimations about the effect of matters that are inherently uncertain and may significantly affect its quarterly or annual results of operations, financial condition or cash flows. Changes in the estimates and judgments could significantly affect results of operations, financial condition and cash flows in future years. The Company believes that its critical accounting policies are as follows:

●

Estimating future cash flows and fair value of assets associated with assessing potential impairment of long-lived tangible and intangible assets and projected compliance with debt covenants. See Notes 1 and 3 to the consolidated financial statements for further discussion of intangible assets.

●	Determining the appropriate valuation allowances for deferred tax assets and reserves for potential tax exposures. See Note 8 to the consolidated financial statements for a discussion of income taxes.

●

Applying complex lease accounting requirements to the Company’s capital and operating leases of property and equipment. The Company leases the building or land, or both, for most of its restaurants. See Note 6 to the consolidated financial statements for a discussion of lease accounting.

●

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

New Accounting Standards

ASU 2013-01Balance Sheet Topic 210, January 2013

Clarifies the scope of disclosures related to offsetting assets and liabilities. This release reduces the application of these disclosures to eliminate unintended consequences resulting from the application of a previously issued standard. The standard is effective for fiscal years beginning on or after January 1, 2013. Management has determined that the application of this standard will not have a material effect on the financial statements of the Company.

Forward-looking Statements

Portions of this annual report on Form 10-K contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include those identified by such words as “may”, “will”, “expect”, “anticipate”, “believe”, “plan” and other similar terminology. The “forward-looking statements” reflect the Company’s current expectations, are based upon data available at the time of the statements and are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed in or implied by such statements. Such risks and uncertainties include both those specific to the Company and general economic and industry factors. Factors specific to the Company include, but are not limited to, its debt covenant compliance, actions that lenders may take with respect to any debt covenant violations, its ability to obtain waivers of any debt covenant violations, its ability to pay all of its current and long-term obligations and those factors described in Part I Item 1A.(“Risk Factors”). Economic and industry risks and uncertainties include, but are not limited, to, franchisor promotions, business and economic conditions, legislation and governmental regulation, competition, success of operating initiatives and advertising and promotional efforts, inability to complete required remodeling of restaurants, volatility of commodity costs and increases in minimum wage and other operating costs, availability and cost of land and construction, consumer preferences, spending patterns and demographic trends.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MORGAN'S FOODS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Morgan’s Foods, Inc.

We have audited the accompanying consolidated balance sheets of Morgan’s Foods, Inc. (an Ohio corporation) and subsidiaries (the “Company”) as of March 3, 2013 and February 26, 2012, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Morgan’s Foods, Inc. and subsidiaries as of March 3, 2013 and February 26, 2012, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Cleveland, Ohio

June 3, 2013

MORGAN’S FOODS, INC.

Consolidated Balance Sheets

March 3, 2013 and February 26, 2012

	2013	2012
ASSETS
Current assets:
Cash	$2,971,000	$3,455,000
Restricted cash	350,000	2,080,000
Receivables	609,000	546,000
Inventories	724,000	652,000
Prepaid expenses	812,000	462,000
Assets held for sale	583,000	977,000
	6,049,000	8,172,000
Property and equipment:
Land	1,075,000	1,275,000
Buildings and improvements	2,639,000	2,823,000
Property under capital leases	22,969,000	22,885,000
Leasehold improvements	12,308,000	10,119,000
Equipment, furniture and fixtures	18,870,000	18,056,000
Construction in progress	26,000	404,000
	57,887,000	55,562,000
Less accumulated depreciation and amortization	23,486,000	21,714,000
	34,401,000	33,848,000

Other assets	411,000	513,000
Franchise agreements, net	689,000	821,000
Goodwill	8,950,000	9,072,000
	$50,500,000	$52,426,000
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Long-term debt, current	$878,000	$186,000
Current maturities of capital lease obligations	304,000	90,000
Accounts payable	3,297,000	4,170,000
Accrued liabilities	3,800,000	4,158,000
	8,279,000	8,604,000

Long-term debt	7,338,000	8,220,000
Long-term capital lease obligations	22,079,000	22,505,000
Other long-term liabilities	10,812,000	11,280,000
Deferred tax liabilities	3,175,000	2,862,000

SHAREHOLDERS' EQUITY (DEFICIT)
Preferred shares, 1,000,000 shares authorized, no shares outstanding	-	-
Common stock, no par value Authorized shares - 25,000,000 Issued shares - 2,969,405	30,000	30,000
Treasury shares - 34,410	(81,000)	(81,000)
Capital in excess of stated value	29,488,000	29,488,000
Accumulated deficit	(30,620,000)	(30,482,000)
Total shareholders' equity (deficit)	(1,183,000)	(1,045,000)
	$50,500,000	$52,426,000

See accompanying Notes to Consolidated Financial Statements.

MORGAN’S FOODS, INC.

Consolidated Statements of Operations

Years Ended March 3, 2013 and February 26, 2012

	2013	2012
Revenues	$86,866,000	$82,237,000

Cost of sales:
Food, paper and beverage	28,335,000	27,238,000
Labor and benefits	25,010,000	23,794,000
Restaurant operating expenses	21,935,000	21,298,000
Depreciation and amortization	2,836,000	2,598,000
General and administrative expenses	4,941,000	5,311,000
Loss on restaurant assets	719,000	766,000
Early extinguishment of debt	-	405,000
Operating income	3,090,000	827,000
Interest expense:
Bank debt and notes payable	(926,000)	(1,703,000)
Capital leases	(2,049,000)	(562,000)
Other income and expense, net	122,000	148,000
Income (loss) before income taxes	237,000	(1,290,000)
Provision for income taxes	375,000	390,000
Net loss	$(138,000)	$(1,680,000)
Basic net loss per common share:	$(0.05)	$(0.57)
Diluted net loss per common share:	$(0.05)	$(0.57)

See accompanying Notes to Consolidated Financial Statements.

MORGAN’S FOODS, INC.

Consolidated Statements of Shareholders’ Equity (Deficit)

Years Ended March 3, 2013 and February 26, 2012

	Common Shares		Treasury Shares		Capital in excess of	Accumulated	Total Shareholders' Equity
	Shares	Amount	Shares	Amount	stated value	Deficit	(Deficit)
Balance February 27, 2011	2,969,405	$30,000	(34,410)	$(81,000)	$29,488,000	$(28,802,000)	$635,000
Net loss						(1,680,000)	(1,680,000)
Balance February 26, 2012	2,969,405	30,000	(34,410)	(81,000)	29,488,000	(30,482,000)	(1,045,000)
Net loss						(138,000)	(138,000)
Balance March 3,2013	2,969,405	$30,000	(34,410)	$(81,000)	$29,488,000	$(30,620,000)	$(1,183,000)

See accompanying Notes to Consolidated Financial Statements.

MORGAN’S FOODS, INC.

Consolidated Statements of Cash Flows

Years Ended March 3, 2013 and February 26, 2012

	2013	2012
Cash flows from operating activities:
Net loss	$(138,000)	$(1,680,000)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	2,836,000	2,598,000
Amortization and write off of deferred financing costs	86,000	320,000
Amortization of supply agreement advances	(917,000)	(1,043,000)
Funding from supply agreements	882,000	925,000
Deferred income taxes	313,000	352,000
Loss on restaurant assets	719,000	766,000
Changes in assets and liabilities:
Receivables	(54,000)	(8,000)
Inventories	(72,000)	63,000
Prepaid expenses	(350,000)	337,000
Other assets	16,000	(7,000)
Accounts payable	(954,000)	(348,000)
Accrued liabilities	(752,000)	(720,000)
Net cash provided by operating activities	1,615,000	1,555,000
Cash flows from investing activities:
Capital expenditures	(3,886,000)	(2,019,000)
Purchase of franchise agreements	-	(24,000)
Proceeds from sale/leaseback transactions	-	21,490,000
Proceeds from sale of fixed assets	542,000	470,000
Use of (deposit to) restricted cash	1,730,000	(1,940,000)
Net cash provided by (used in) investing activities	(1,614,000)	17,977,000
Cash flows from financing activities:
Proceeds from issuance of long-term debt	-	8,251,000
Principal payments on long-term debt	(190,000)	(589,000)
Principal payments on capital lease obligations	(295,000)	(53,000)
Additions to deferred financing costs	-	(416,000)
Bank debt repayment in advance of maturity date	-	(26,304,000)
Net cash used in financing activities	(485,000)	(19,111,000)
Net change in cash	(484,000)	421,000
Cash, beginning balance	3,455,000	3,034,000
Cash, ending balance	$2,971,000	$3,455,000

Supplemental Cash Flow Information:

Interest paid on debt and capitalized leases was $2,975,000 in fiscal 2013 and $2,399,000 in fiscal 2012

Cash paid for income taxes was $45,000 in fiscal 2013 and $34,000 in fiscal 2012

Non-cash financing and investing activity related to capital lease transactions in fiscal 2012 was $21,586,000

See accompanying Notes to Consolidated Financial Statements.

MORGAN’S FOODS, INC.

Notes to Consolidated Financial Statements

Years Ended March 3, 2013 and February 26, 2012

NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

Description of Business - Morgan's Foods, Inc. and its subsidiaries (the “Company") operates 57 KFC restaurants, four Taco Bell restaurants, nine KFC/Taco Bell "2n1's" under franchises from KFC Corporation and franchises from Taco Bell Corporation and three Taco Bell/Pizza Hut Express “2n1’s” under franchises from Taco Bell Corporation and licenses from Pizza Hut Corporation. The Company’s fiscal year is a 52 - 53 week year ending on the Sunday nearest the last day of February. The Company operates as one reporting business segment.

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

Liquidity - The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has incurred losses in fiscal years 2013 and 2012 and has negative working capital and an accumulated deficit at March 3, 2013.  The Company has managed its liquidity in 2013 with cash flow from operations and the use of its remodel reserve funds.  Should the Company have difficulty meeting its forecasts, this could have an adverse effect on its liquidity position. Management has taken actions to improve its cash flows, including closely monitoring its expenses and store closings for underperforming stores during fiscal 2012 and 2013 and expects to be able to achieve its forecast for the coming year. However, there can be no assurances that our cash flow will be sufficient to allow us to continue as a going concern if we are unable to meet our projections.

Revenue Recognition - The Company recognizes revenue as customers pay for products at the time of sale. Taxes collected from customers and remitted to governmental agencies, such as sales taxes, are not included in revenue.

Advertising Costs - The Company expenses advertising costs as incurred. Advertising expense was $4,986,000 and $4,817,000 for fiscal years 2013 and 2012, respectively.

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

Property and Equipment - Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets as follows: buildings and improvements - 3 to 20 years; equipment, furniture and fixtures - 3 to 10 years. Leasehold improvements are amortized over 3 to 15 years, which is the shorter of the life of the asset or the life of the lease. The asset values of the capitalized leases are amortized using the straight-line method over the lives of the respective leases which range from 6 to 19 years.

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

Deferred Financing Costs - Costs related to the acquisition of long-term debt are capitalized and expensed as interest over the term of the related debt. Amortization expense was $86,000 and $104,000 for fiscal years 2013 and 2012, respectively. The balance of deferred financing costs was $315,000 at March 3, 2013 and $399,000 at February 26, 2012 and is included in other assets in the consolidated balance sheets. In connection with its refinancing in fiscal 2012, the Company wrote off deferred financing costs of $216,000 related to the early extinguishment of debt and incurred $416,000 of deferred financing costs in connection with its new debt.

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

Advance on Supply Agreements - In conjunction with entering into contracts that require the Company to sell exclusively the specified beverage products for the term of the contract, the Company has received advances from the supplier. The Company amortizes advances on supply agreements as a reduction of food, paper and beverage cost of sales over the term of the related contract, using the straight-line method. These advances of $150,000 and $73,000 at March 3, 2013 and February 26, 2012, respectively, are included in other long-term liabilities in the consolidated balance sheets net of $129,000 and $126,000 included in accrued liabilities as of such dates.

Lease Accounting - Operating lease expense is recognized on the straight-line basis over the term of the lease for those leases with fixed escalations. The difference between the scheduled amounts and the straight-line amounts is accrued. These accruals of $505,000 and $451,000 at March 3, 2013 and February 26, 2012, respectively, are included in other long-term liabilities in the consolidated balance sheets net of $34,000 and $46,000 included in accrued liabilities as of such dates. Gains realized in connection with sale/leaseback transactions are deferred and recognized against future rent expense for operating leases and future depreciation expense for assets under capitalized lease obligations. Included in “other long term liabilities” on the consolidated balance sheets for fiscal 2013 and 2012 is $10,447,000 and $11,171,000, respectively, of deferred gains on sale/leaseback transactions.

Income Taxes - The provision for income taxes is based upon income or loss before tax for financial reporting purposes. Deferred tax assets or liabilities are recognized for the expected future tax consequences of temporary differences between the tax basis of assets and liabilities and their carrying values for financial reporting purposes. Deferred tax assets are also recorded for operating loss and tax credit carryforwards. A valuation allowance is recorded to reduce deferred tax assets to the amount more likely than not to be realized in the future, based on an evaluation of historical and projected profitability. The Company accounts for uncertain tax positions in accordance with the standards included in ASC Topic 740 “Income Taxes”. This accounting guidance requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. It is also required that changes in judgment that result in subsequent recognition, derecognition or change in a measurement of a tax position taken in a prior annual period (including any related interest and penalties) be recognized as a discrete item in the period in which the change occurs. It is the Company’s policy to include any penalties and interest related to income taxes in its income tax provision, however, the Company currently has no penalties or interest related to income taxes. In general, the earliest year that the Company is subject to examination of its Federal, state and local tax returns is the fiscal year ended February 28, 2010. However, net operating loss carryforwards generated from 2003 through 2009 remain subject to adjustment by taxing authorities.

Stock-Based Compensation - For the fiscal years ended March 3, 2013 and February 26, 2012 the Company reported no stock-based compensation expense. See Note 9 for further discussion.

Reclassifications – Certain prior period items are reclassified to conform to the current period presentations.

New Accounting Standards

ASU 2013-01Balance Sheet Topic 210, January 2013

Clarifies the scope of disclosures related to offsetting assets and liabilities. This release reduces the application of these disclosures to eliminate unintended consequences resulting from the application of a previously issued standard. The standard is effective for fiscal years beginning on or after January 1, 2013. Management has determined that the application of this standard will not have a material effect on the financial statements of the Company.

NOTE 2. LOSS ON RESTAURANT ASSETS

The Company had a loss on restaurant assets of $719,000 in fiscal 2013 compared to a loss of $766,000 in fiscal 2012. The fiscal 2013 loss consisted of $559,000 related to the sale of four closed restaurant locations, including the write-off of related goodwill and $81,000 of closed restaurant expense. The fiscal 2012 loss consisted of $579,000 related to the permanent closure and disposal of certain restaurant locations and changes in valuation of locations not disposed and $187,000 of closed unit expenses.

NOTE 3. INTANGIBLE ASSETS

Intangible assets consisted of the following as of the indicated dates:

	Intangible Assets
	As of March 3, 2013		As of February 26, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Franchise Agreements	$2,036,000	$(1,347,000)	$2,106,000	$(1,285,000)
Goodwill	10,279,000	(1,329,000)	10,418,000	(1,346,000)
Total	$12,315,000	$(2,676,000)	$12,524,000	$(2,631,000)

Goodwill and intangibles with indefinite lives are not subject to amortization, but are subject to assessment for impairment whenever there is an indication of impairment or, at least annually as of the Company’s fiscal year end by applying a fair value based test. The Company has five reporting units for the purpose of evaluating goodwill impairment which are based on the geographic market areas of its restaurants. These five reporting units are Youngstown, OH, Parkersburg/Wheeling, WV, Pittsburgh, PA, St Louis, MO and Erie, PA. The Company has performed the annual goodwill impairment tests for fiscal 2013 and 2012 and determined that the fair value of each reporting unit was greater than its carrying value at each date. When a property is sold, the proportion that the sales proceeds of the property bears to the total fair value of the restaurants in the related market area is removed from the goodwill balance of that market.

The Company’s intangible asset amortization expense relating to its franchise agreements was $132,000 and $109,000 for fiscal 2013 and 2012, respectively. The estimated intangible amortization expense for each of the next five years is $105,000 per year.

The decrease in franchise agreements in fiscal 2013 resulted from the write off of agreements for three closed restaurants. The $122,000 decrease in goodwill resulted from the sale of three properties in Pennsylvania.

NOTE 4. ACCRUED LIABILITIES

Accrued liabilities consist of the following at March 3, 2013 and February 26, 2012:

	2013	2012

Accrued compensation	$1,861,000	$2,073,000
Accrued taxes other than income taxes	255,000	446,000
Current portion of deferred gain on sale/leaseback	643,000	643,000
Current portion of supply agreement	223,000	126,000
Current portion of straight line rent	34,000	46,000
Other accrued expenses	784,000	824,000
	$3,800,000	$4,158,000

NOTE 5. DEBT

Debt consists of the following at March 3, 2013 and February 26, 2012:

	2013	2012
Equipment loan, interest at 13.27% fixed through 2014, collateralized by equipment at two restaurants	104,000	156,000

Term note with maturity date of December 9, 2016 with interest of 30 day LIBOR rate plus 7.25%, minimum interest rate of 9%, interest only payments through November 2012	8,112,000	8,250,000
	8,216,000	8,406,000
Less long term debt	7,338,000	8,220,000
Long term debt, current portion	$878,000	$186,000

The combined aggregate amounts of scheduled future maturities for all long term debt as of March 3, 2013 is as follows:

2014	878,000
2015	880,000
2016	825,000
2017	5,633,000
$8,216,000

The Company paid interest relating to long-term debt of approximately $926,000 and $1,837,000 in fiscal 2013 and 2012, respectively.

As of December 9, 2011 the Company completed the refinancing of substantially all of its debt. The Company’s completion of the refinancing eliminated the forbearance agreements that had been in effect with lenders due to non-compliance with financial debt covenants during 2011 and 2012. Also, prior to the refinancing, the Company was not making full principal and interest payments as scheduled on much of its debt which brought certain cross default provisions into consideration which were then eliminated with the refinancing. The replacement financing involved the sale and leaseback of 29 restaurant properties for approximately $22,000,000 and a new term loan in the amount of approximately $8,250,000. The term loan has a floating interest rate based on 30 day LIBOR with a minimum rate of 9.0% and has a five year term with a 10 year amortization and principal payments beginning in the thirteenth month of the term. The financing also required the consent of KFC Corporation, the Company’s primary franchisor and the entry, by the Company into a definitive remodel agreement with KFC Corporation.

During fiscal 2013, the Company had no charges for the prepayment of debt. During fiscal 2012, the Company incurred $405,000 of prepayment charges and the write-off of deferred financing costs relating to the early payment of debt to facilitate the disposal of closed restaurant locations and the sale/leaseback of 29 operating restaurants.

At March 3, 2013 the Company’s term loan credit agreement requires the maintenance of a consolidated debt service coverage ratio (“DSCR”) of 1.80 to 1 or greater regarding all of the Company’s debt. Debt service coverage ratios are calculated by dividing the cash flow before taxes and debt service (“EBITDA”) for the previous 12 months by the debt service payable for the same period. The Company’s term loan also requires a consolidated debt to EBITDA (“Leverage”) ratio of 2.50 or less, minimum EBITDA of $3.0 million, maximum of $4.0 million in annual capital expenditures and minimum unencumbered cash of $1.5 million. The ratios are computed quarterly. At the end of fiscal 2013, the Company had a DSCR of 4.22 and a Leverage ratio of 1.9, being in compliance with all of the required ratios.

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

Property under capital leases at March 3, 2013 and February 26, 2012 are as follows:

	2013	2012
Leased property:
Buildings and land	$22,969,000	$22,885,000
Less accumulated amortization	1,971,000	816,000
	$20,998,000	$22,069,000

Amortization of leased property under capital leases was $1,155,000 in fiscal 2013 and $316,000 in fiscal 2012.

Related obligations under capital leases at March 3, 2013 and February 26, 2012 are as follows:

	2013	2012

Capital lease obligations	$22,383,000	$22,595,000
Long-term capital lease obligations	22,079,000	22,505,000
Current portion capital lease obligations	$304,000	$90,000

The Company paid interest of approximately $2,049,000 and $562,000 relating to capital lease obligations in fiscal 2013 and 2012, respectively.

Future minimum rental payments to be made under capital leases at March 3, 2013 are as follows:

2014	2,328,000
2015	2,361,000
2016	2,395,000
2017	2,430,000
2018	2,457,000
Later years	35,907,000
47,878,000
Less amount representing interest at approximately 9.1%	25,495,000
Total obligations under capital leases	$22,383,000

In connection with its sale/leaseback transactions during fiscal 2012 the Company recorded approximately $7,700,000 of deferred gain in the “other long-term liabilities” caption of its consolidated balance sheet. During fiscal 2013 the capital lease involving the 29 sale/leasebacks was amended to remove an unintended rent increase in year six of the schedule which reduced the minimum payments from that year forward. The master leases were divided into two pools of 18 and 11 properties respectively and the holder of the 18 property pool has sold 16 of the restaurants to independent investors.

Operating Leases

The Company's operating leases for restaurant land and buildings are non-cancellable and expire on various dates through 2051. The leases have renewal options ranging from 5 to 20 years. Certain restaurant land and building leases require the payment of additional rent equal to an amount by which a percentage of annual sales exceeds annual minimum rentals. Total contingent rentals were $54,000 and $44,000 in fiscal 2013 and 2012, respectively. Future non-cancellable minimum rental payments under operating leases for stores in operation at March 3, 2013 are as follows: 2014 - $2,195,000; 2015 - $1,882,000; 2016 - $1,646,000; 2017 - $1,447,000; 2018 - $1,230,000 and an aggregate amount of $9,801,000 for the years thereafter. Future non-cancellable minimum rental payments under operating leases of closed locations at March 3, 2013 are as follows: 2014 - $173,000; 2015 - $176,000; 2016 - $178,000; 2017 - $181,000 and 2018 - $184,000 and an aggregate amount of $1,623,000 for the years thereafter. Rental expense for all operating leases was $2,399,000 and $2,427,000 for fiscal 2013 and 2012, respectively, and is included in restaurant operating expenses in the consolidated statements of operations.

Royalties

For KFC products, the Company is required to pay royalties of 4% of gross revenues and to expend an additional 5% of gross revenues on national and local advertising pursuant to its franchise agreements. For Taco Bell products, the Company is required to pay royalties of 5.5% of gross revenues and to expend an additional 4.5% of gross revenues on national and local advertising. KFC/Taco Bell “2n1” restaurants are operated under separate KFC and Taco Bell franchise agreements. For Pizza Hut products in Taco Bell “2n1” restaurants the Company is required to pay royalties of 8.0% of Pizza Hut gross revenues and to expend an additional 2.0% of Pizza Hut gross revenues on national and local advertising. Total royalties and advertising, which are included in the Consolidated Statements of Operations as part of restaurant operating expenses, were $8,682,000 and $8,348,000 in fiscal 2013 and 2012, respectively.

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

The franchise agreements with KFC and Taco Bell require the Company to upgrade and remodel its restaurants to comply with the franchisors’ current standards within agreed upon timeframes and the franchisor may terminate the franchise agreement for failure to meet those requirements. In the case of a restaurant containing two concepts, even though only one is required to be remodeled, additional costs will be incurred because the dual concept restaurant is generally larger and contains more equipment and signage than the single concept restaurant. If a property is of usable size and configuration, the Company can perform an image enhancement to bring the building to the current image of the franchisor. If the property has a deficiency which would render it unsuitable, the Company would need to relocate the restaurant to another location within the trade area to meet the franchisor’s requirements.

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

Number of Units	Period	Type	Capital Cost (1)
1	Fiscal 2014	Rebuild	1,000,000
3	Fiscal 2014	Remodels	650,000
2	Fiscal 2014	Relo (2)	250,000
	Total 2014		1,900,000
4	Fiscal 2015	Remodels	950,000
7	Fiscal 2016	Remodels	1,745,000
4	Fiscal 2017	Remodels	1,000,000
1	Fiscal 2017	Refresh (3)	100,000
2	Fiscal 2017	Taco Bell	800,000
	Total 2017		1,900,000
3	Fiscal 2018	Remodels	740,000
1	Fiscal 2018	Refresh (3)	100,000
2	Fiscal 2018	Taco Bell	800,000
	Total 2018		1,640,000
1	Fiscal 2019	Remodels	200,000
3	Fiscal 2019	Remodels	300,000
2	Fiscal 2019	Taco Bell	800,000
	Total 2019		1,300,000
7	Fiscal 2020	Refresh (3)	675,000
1	Fiscal 2020	Taco Bell	400,000
	Total 2020		1,075,000
7	Fiscal 2021	Refresh (3)	625,000
7	Fiscal 2022	Refresh (3)	675,000
8	Fiscal 2023	Refresh (3)	675,000
1	Fiscal 2025	Refresh (3)	75,000
67	Total		$12,560,000

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

In addition to the various facilities actions listed on the table above, the Company is obligated to spend approximately $1,750,000 by the end of calendar year 2014, which it expects to commit ratably over the two year period to install the KFC operations platform consisting of a new point of sale system and related reporting and management systems, new food holding cabinets that improve the quality of product held for sale and a new drive-thru speed of service system in all of its KFC and KFC/Taco Bell "2n1" restaurants.

During fiscal 2013, the Company completed the remodeling of five of its restaurants in the amount of approximately $2,343,000 and installed 16 of the new KFC operations platforms mentioned above, at a cost of approximately $574,000. Subsequent to the balance sheet date of March 3, 2013, the Company completed the rebuild of one additional restaurant which is included in the above chart at a cost of approximately $1,000,000 and installed seven additional KFC operations platforms at a cost of approximately $266,000.

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

NOTE 7. NET INCOME (LOSS) PER COMMON SHARE

Basic net loss per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period which totaled 2,934,995 for both fiscal 2013 and 2012. Diluted net income (loss) per common share is based on the combined weighted average number of shares and dilutive stock options outstanding during the period which totaled 2,957,388 and 2,934,995 for fiscal 2013 and 2012 respectively. For fiscal 2013 no stock options were excluded from the computation of diluted earnings per share because they were anti-dilutive and for fiscal 2012 all stock options were excluded from the computation of diluted earnings per share because they were anti-dilutive. For the fourth quarter ended March 3, 2013, no stock options were excluded from the computation of diluted earnings per share because they were anti-dilutive. No dilution was calculated for periods in which there was a loss. In computing diluted net income (loss) per common share, the Company has utilized the treasury stock method. The following table reconciles the difference between basic and diluted earnings per common share:

	Fiscal year ended March 3, 2013			Fiscal year ended February 26, 2012
	Net income (Numerator)	Shares (Denominator)	Per Share Amount	Net loss (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Loss available to common shareholders	$(138,000)	2,934,995	$(0.05)	$(1,680,000)	2,934,995	$(0.57)
Effect of Dilutive Securities
Weighted Average Stock Options	-	-		-	-
Diluted EPS
Loss available to common shareholders	$(138,000)	2,934,995	$(0.05)	$(1,680,000)	2,934,995	$(0.57)

Options for 146,000 shares, exercisable at $1.50 per share expire on November 5, 2018.

NOTE 8. INCOME TAXES

There is no current federal tax provision for fiscal 2013 and 2012. The state and local tax provisions for fiscal 2013 and 2012 are a provision of $62,000 and $39,000, respectively. The deferred tax provisions for fiscal 2013 and 2012 are $313,000 and $352,000, respectively and resulted from changes in the balance of net deferred tax assets, deferred tax liabilities associated with indefinite lived intangible assets and the valuation allowance for deferred tax assets.

A reconciliation of the provision for income taxes and income taxes calculated at the statutory tax rate of 34% is as follows:

	2013	2012
Tax provision (benefit) at statutory rate	$81,000	$(439,000)
State and local taxes, net of federal benefit	41,000	26,000
Deferred tax provision-change in valuation allowance	427,000	966,000
Deferred tax provision-change in deferred state and local income taxes	7,000	(63,000)
Deferred tax provision-change in effective tax rate	(84,000)	-
Employment tax credits	(108,000)	(106,000)
Other	11,000	6,000
	$375,000	$390,000

The components of deferred tax assets (liabilities) at March 3, 2013 and February 26, 2012 are as follows:

	2013	2012
Accrued expenses not currently deductible	$363,000	$350,000
Prepaid expenses	(179,000)	(143,000)
Inventory valuation	6,000	5,000
Current portion of advance payments	15,000	15,000
Current deferred tax valuation allowance	(205,000)	(227,000)
Current portion of deferred taxes	-	-

Operating loss carryforwards	1,711,000	1,015,000
Accrued expenses not currently deductible	129,000	50,000
Tax credit carryforwards	856,000	692,000
Stock options	55,000	55,000
Property and equipment	(70,000)	249,000
Deferred gain on sale/leaseback	4,121,000	4,283,000
Advance payments	60,000	73,000
Intangible assets	(182,000)	(181,000)
Deferred tax asset valuation allowance	(6,680,000)	(6,236,000)
Net non-current deferred tax asset	-	-
Deferred tax liabilities associated with indefinite lived intangible assets	(3,175,000)	(2,862,000)
Net total non-current deferred taxes	$(3,175,000)	$(2,862,000)

The valuation allowance increased $422,000 during fiscal 2013 and increased $966,000 during fiscal 2012 from changes in projections regarding the future realization of deferred tax assets. The valuation allowance was calculated based on arriving at a net deferred tax asset equal to the deferred items expected to be realized, which is more likely than not to be achieved. During fiscal 2012 the Company changed its estimate regarding the realization of its net deferred tax assets and accordingly, it increased the valuation allowance and reduced its net deferred tax assets to zero which resulted in an increase in its deferred tax provision of $106,000.

At March 3, 2013, the Company has net operating loss carryforwards which, if not utilized, will expire as follows:

2028	$708,000
2029	997,000
2030	232,000
2031	1,144,000
2032	1,695,000
Total	$4,776,000

The net operating loss carryforwards include $438,000 attributable to stock options exercised where the tax benefit has not yet been realized. The tax benefit of $173,000 will be credited to equity if realized. The Company also has alternative minimum tax net operating loss carryforwards of $4,445,000 that will expire, if not utilized, in varying amounts through fiscal 2033. These carryforwards are available to offset up to 90% of alternative minimum taxable income that would otherwise be taxable. As of March 3, 2013, the Company had alternative minimum tax credit carryforwards of $108,000 and employment tax credit carryforwards of $748,000.

In connection with the provisions of ASC Topic 740, the Company has analyzed its filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The earliest year that the Company is subject to federal and state examination is the fiscal year ended February 28, 2010. However, net operating loss carryforwards from fiscal years 2003 through 2009 remain subject to adjustment by taxing authorities.

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

NOTE 9. STOCK OPTIONS AND SHAREHOLDERS’ EQUITY

On April 2, 1999, the Board of Directors of the Company approved a Stock Option Plan for Executives and Managers. Under the Plan 145,500 shares were reserved for the grant of options. The Stock Option Plan for Executives and Managers provides for grants to eligible participants of nonqualified stock options only. The exercise price for any option awarded under the Plan is required to be not less than 100% of the fair market value of the shares on the date that the option is granted. Options are granted by the compensation and Leadership Committee of the Company. Options for 145,150 shares were granted to executives and managers of the Company on April 2, 1999 at an exercise price of $4.125 and options for 350 shares were granted on November 6, 2008 at an exercise price of $1.50. The plan provides that the options are exercisable after a waiting period of 6 months and that each option expires 10 years after its date of issue.

At the Company's annual meeting on June 25, 1999 the shareholders approved the Key Employees Stock Option Plan. This plan allows the granting of options covering 291,000 shares of stock and has essentially the same provisions as the Stock Option Plan for Executives and Managers which was discussed above. Options for 129,850 shares were granted to executives and managers of the Company on January 7, 2000 at an exercise price of $3.00. Options for 11,500 shares were granted to executives on April 27, 2001 at an exercise price of $.85. Options for 149,650 shares were granted to executives on November 6, 2008 at an exercise price of $1.50. As of March 3, 2013, no options were available for grant under either plan.

For the fiscal years ended March 3, 2013 and February 26, 2012 the Company reported no compensation expense. No options were granted during fiscal years 2013 or 2012. During fiscal 2013 and 2012 no options were exercised. As of March 3, 2013 and February 26, 2012 there were 146,000 and 147,000 options outstanding, respectively, exercisable at a weighted average exercise price of $1.50 per share. The table below summarizes the stock option activity for the fiscal year ended March 3, 2013:

Shares
Balance February 26, 2012	147,000
Expired	(1,000)
Balance March 3, 2013	146,000

The following table summarizes information about stock options outstanding at March 3, 2013:

Exercise Prices	Outstanding 3-3-13	Average Life	Number Exercisable
1.50	146,000	5.7	146,000

On April 8, 1999, the Company adopted a Shareholder Rights Agreement in which the Board of Directors declared a distribution of one Right for each of the Company’s outstanding Common Shares. Each Right entitles the holder to purchase from the Company one one-thousandth of a Series A Preferred Share (a "Preferred Share") at a purchase price of $30.00 per Right, subject to adjustment. One one-thousandth of a Preferred Share is intended to be approximately the economic equivalent of one Common Share. During fiscal 2008 the Board of Directors voted to extend the term of its Shareholder Rights Agreement from April 7, 2009 to April 7, 2014 and to make several technical amendments to the Agreement. The Rights will expire on April 7, 2014, unless redeemed by the Company as described below.

The Rights are neither exercisable nor traded separately from the Common Shares. Subject to certain exceptions as set forth in the Shareholder Rights Agreement and as described below, the Rights will become exercisable and begin to trade separately from the Common Shares if a person or group, unless approved in advance by the Company Board of Directors, becomes the beneficial owner of 21% or more of the then-outstanding Common Shares or announces an offer to acquire 21% or more of the then-outstanding Common Shares.

If a person or group acquires 21% or more of the outstanding Common Shares, then each Right not owned by the acquiring person or its affiliates will entitle its holder to purchase, at the Right's then-current exercise price, fractional Preferred Shares that are approximately the economic equivalent of Common Shares (or, in certain circumstances, Common Shares, cash, property or other securities of the Company) having a market value equal to twice the then-current exercise price. In addition, if, after the Rights become exercisable, the Company is acquired in a merger or other business combination transaction with an acquiring person or its affiliates or sells 50% or more of its assets or earnings power to an acquiring person or its affiliates, each Right will entitle its holder to purchase, at the Right's then-current exercise price, a number of shares of the acquiring person’s common stock having a market value of twice the Right's exercise price. The Board of Directors may redeem the Rights in whole, but not in part, at a price of $.01 per Right, subject to certain limitations. In the 2013 fiscal year, on July 31, 2012, the Company’s Board of Directors amended and restated the Shareholder Rights Agreement. The primary effect of the amendment and restatement of the Shareholder Rights Agreement was to amend the definition of who qualifies as an “Acquiring Person” pursuant to the Agreement. The Rights Agreement allows James C. Pappas (or any of his associates or affiliates) to beneficially own in the aggregate not more than 27% of the Company’s Common Shares issued and outstanding without becoming an Acquiring Person.

NOTE 10. 401(k) RETIREMENT PLAN

The Company has a 401(k) Retirement Plan in which employees age 21 or older are eligible to participate. The Company makes a 30% matching contribution on employee contributions of up to 6% of their salary. During fiscal 2013 and 2012, the Company incurred $78,000 and $61,000, respectively, in expenses for matching contributions to the plan.

NOTE 11. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s debt is reported at historical cost, based upon stated interest rates which represented market rates at the time of borrowing. The market for variable rate debt for restaurant financing is currently extremely limited. The Company’s debt is not publicly traded and there are few lenders or financing transactions for similar debt in the marketplace at this time. Management has concluded that it is not practicable to estimate the fair value of the Company’s debt as of March 3, 2013.

NOTE 12. SUBSEQUENT EVENTS

On April 12, 2013, subsequent to the balance sheet date of March 3, 2013, the Company closed on a $2,104,500 equity investment by Bandera Master Fund L.P. (“Bandera”) in a negotiated and exempt private placement of 1,052,250 Company common shares at the purchase price of $2.00 per share. The Bandera investment was made pursuant to a Share Purchase Agreement, which was dated and closed on April 12, 2013, between the Company and Bandera. The transaction and related items are more fully described in a Form 8-K filed by the Company on April 15, 2013.

Subsequent to the end of the March 3, 2013 fiscal year, to facilitate Bandera’s investment, on April 10, 2013, the Company and Computershare Trust Company, N.A., as Rights Agent, amended the Company’s Shareholder Rights Agreement. The primary effect of the amendment was to amend the definition of who qualifies as an “Acquiring Person” under the Shareholder Rights Agreement. The Shareholder Rights Agreement now allows Bandera (or any of its associates or affiliates) to beneficially own in the aggregate not more than 27% of the Company’s issued and outstanding common shares without becoming an Acquiring Person.

On April 9, 2012 the Company’s Board of Directors adopted and approved Morgan’s Foods, Inc. Long-Term Incentive Plan (the “LTIP”). A total of 150,000 Company common shares are reserved and available for awards under the LTIP which is to be administered by the Company’s Compensation and Leadership Committee (“the Committee”). Also on April 9, 2013, the Committee granted incentive equity awards pursuant to the LTIP of (i) 2,285 restricted common shares each to James C. Pappas, Steven S. Kaufman, Marilyn A. Eisele and Bernard Lerner in consideration of their service on the Committee, and (ii) 6,000 restricted common shares each to Steven S. Kaufman, Marilyn A. Eisele and Bernard Lerner in consideration of their service on a Board Special Committee. In addition, on April 9, 2013, the Committee granted an incentive equity award pursuant to the LTIP of 3,429 restricted common shares to James C. Pappas as non-cash compensation for his service as Chairman of the Board. The LTIP is more fully described in a Form 8-K filed by the Company on April 15, 2013.

After the balance sheet date of March 3, 2013, the Company completed the rebuild of one KFC restaurant in May of 2013, at a cost of approximately $1,000,000 and installed seven additional KFC operations platforms (Merit P.O.S. system, next generation holding cabinets and speed of service timing system) at a cost of approximately $266,000 in accordance with the contracts requiring the remodels and installation of the operations platforms. Also, on April 2, 2013, the Company closed one of its Taco Bell restaurants as the lease had expired and the location was no longer deemed viable.

NOTE 13. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Fiscal 2013 Quarter Ended
	May 20, 2012	August 12, 2012	November 4, 2012	March 3, 2013

Revenues	$20,314,000	$20,642,000	$20,060,000	$25,850,000
Operating costs and expenses, net	19,491,000	19,653,000	19,176,000	25,456,000
Operating income	823,000	989,000	884,000	394,000
Net income (loss)	39,000	206,000	125,000	(508,000)
Basic net income (loss) per share	0.01	0.07	0.04	(0.17)
Fully diluted net income (loss) per share	0.01	0.07	0.04	(0.17)

	Fiscal 2012 Quarter Ended
	May 22, 2011	August 14, 2011	November 6, 2011	February 26, 2012

Revenues	$19,562,000	$19,513,000	$19,278,000	$23,884,000
Operating costs and expenses, net	19,026,000	19,203,000	18,973,000	24,208,000
Operating income (loss)	536,000	310,000	305,000	(324,000)
Net loss	(217,000)	(257,000)	(93,000)	(1,113,000)
Basic net loss per share	(0.07)	(0.09)	(0.03)	(0.38)
Fully diluted net loss per share	(0.07)	(0.09)	(0.03)	(0.38)

Due to rounding, the per share amounts above may not add to the year end amounts.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”) carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Company’s PEO and PFO, concluded that our disclosure controls and procedures were effective as of March 3, 2013.

Changes in Internal Control Over Financial Reporting

The PEO and PFO also have concluded that in the fourth quarter of the fiscal year ended March 3, 2013, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). In evaluating the Company’s internal control over financial reporting, management has adopted the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Under the supervision and with the participation of our management, including the PEO and PFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 3, 2013. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management has concluded that our internal control over financial reporting was effective as of March 3, 2013.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information on directors and corporate governance of the Company is incorporated herein by reference to the Definitive Proxy Statement for the 2013 annual meeting of shareholders to be held on July 2, 2013.

Information regarding the executive officers of the Company is reported in a separate section captioned "Executive Officers of the Company" included in Part I hereof.

ITEM 11. EXECUTIVE COMPENSATION

Information on executive compensation is incorporated herein by reference to the Definitive Proxy Statement for the 2013 annual meeting of shareholders to be held on July 2, 2013.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information on security ownership of certain beneficial owners and management and relate shareholder matters is incorporated herein by reference to the Definitive Proxy Statement for the 2013 annual meeting of shareholders to be held on July 2, 2013 and to Item 5 of Part II hereof.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information on certain relationships and related transactions is incorporated herein by reference to the Definitive Proxy Statement for the 2013 annual meeting of shareholders to be held on July 2, 2013.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information on Principal accountant fees and services is incorporated herein by reference to the Definitive Proxy Statement for the 2013 annual meeting of shareholders to be held on July 2, 2013.

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

Morgan's Foods, Inc.

Dated:	June 3, 2013	/s/	James J, Liguori
		By:	James J. Liguori
President and Interim Chief
Executive Officer & Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/	James C. Pappas	/s/	Marilyn A. Eisele
By:	James C. Pappas	By:	Marilyn A. Eisele
	Chairman of the Board		Director
	Director		Dated: June 3, 2013
Dated: June 3, 2013

/s/	James J. Liguori	/s/	Jefferson P. Gramm
By:	James J. Liguori	By:	Jefferson P. Gramm
	Director, President & Interim		Director
	Chief Executive Officer		Dated: June 3, 2013
(Principal Executive Officer)
Dated: June 3, 2013

/s/	Bernard Lerner	/s/	Steven S. Kaufman
By:	Bernard Lerner	By:	Steven S. Kaufman
	Director		Director
	Dated: June 3, 2013		Dated: June 3, 2013

/s/	Kenneth L. Hignett
By:	Kenneth L. Hignett
Senior Vice President, Chief Financial Officer & Secretary
(Principal Financial Officer and Principal Accounting Officer)
Dated: June 3, 2013

INDEX TO EXHIBITS

Exhibit
Number	Exhibit Description

3.1	Amended Articles of Incorporation, as amended (6)
3.2	Amended Code of Regulations (8)
4.1	Specimen Certificate for Common Shares (1)
4.2	Amended and Restated Shareholder Rights Agreement (2)
10.1	Specimen KFC Franchise Agreements (3)
10.2	Specimen Taco Bell Franchise Agreement (4)
10.3	Executive and Manager Nonqualified Stock Option Plan (5)
10.4	Key Employee Nonqualified Stock Option Plan (5)
10.5	Remodel Agreement with KFC Corp. (10)
10.6	Purchase and Sale Agreement and Joint Escrow Instructions with DBMFI LLC (10)
10.7	Master Land and Building Leases (Pool A and Pool B) with DBMFI LLC (10)
10.8	Credit and Security Agreement as Amended with Fortress Credit Corp. (10)
10.9	Second amendment to the Remodel Agreement with KFC Corp.
10.10	Form of Change in Control Agreement (11)
10.11	Form of Indemnification Contract between Registrant and its Officers and Directors (9)
14	Code of Ethics for Senior Financial Officers (7)
21	Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm – Grant Thornton LLP
31.1	Certification of the President and Interim Chief Executive Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2

Certification of the Senior Vice President, Chief Financial Officer & Secretary pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the President and Interim Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Senior Vice President, Chief Financial Officer and Secretary pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation

(1)	Filed as an exhibit to the Registrant's Registration Statement (No. 33-35772) on Form S-2 and incorporated herein by reference.
(2)	Filed as an exhibit to the Registrant’s Form 8-A/A dated April 15, 2013 and incorporated herein by reference.
(3)	Filed as an exhibit to the Registrant's Registration Statement (No. 2-78035) on Form S-1 and incorporated herein by reference.
(4)	Filed as an exhibit to Registrant’s Form 10-K for the 2000 fiscal year and incorporated herein by reference.
(5)	Filed as an exhibit to the Registrant’s Form S-8 filed November 17, 1999 and incorporated herein by reference.
(6)	Filed as an exhibit to the Registrant’s Form 8-K filed May 21, 2012 and incorporated herein by reference.
(7)	Filed as an exhibit to the Registrant’s Form 10-K for the 2004 fiscal year and incorporated herein by reference.
(8)	Filed as an exhibit to the Registrant’s Form 10-K for the 2010 fiscal year and incorporated herein by reference.
(9)	Filed as an exhibit to the Registrant’s Form 8-K filed June 29, 2011 and incorporated herein by reference.
(10)	Filed as an exhibit to the Registrant’s Form 10-K for the 2012 fiscal year and incorporated herein by reference.
(11)	Filed as an exhibit to the Registrant’s form 10-Q filed December 19, 2012 and incorporated herein by reference.