Form 10-Q
period 2013-05-26
MORGANS FOODS INC
filed 2013-07-08
CIK 68145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended May 26, 2013

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

                                                                                                                                                                                         Yes ☐ No ☑

As of July 5, 2013, the issuer had 4,039,147 common shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MORGAN’S FOODS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Twelve Weeks Ended
	May 26, 2013	May 20, 2012
Revenues	20,930,000	$20,314,000

Cost of sales:
Food, paper and beverage	6,863,000	6,597,000
Labor and benefits	5,957,000	5,751,000
Restaurant operating expenses	4,971,000	4,975,000
Depreciation and amortization	681,000	604,000
General and administrative expenses	1,168,000	1,194,000
Loss on restaurant assets	59,000	370,000
Operating income	1,231,000	823,000
Interest expense:
Bank debt and notes payable	180,000	230,000
Capital leases	477,000	502,000
Other (income) and expense, net	82,000	(19,000)
Income before income taxes	492,000	110,000
Provision for income taxes	85,000	71,000
Net income	$407,000	$39,000
Basic net income per common share:	$0.11	$0.01
Diluted net income per common share:	$0.11	$0.01

Basic weighted average number of shares outstanding	3,542,519	2,934,995
Diluted weighted average number of shares outstanding	3,613,868	2,934,995

See notes to these consolidated financial statements.

MORGAN’S FOODS, INC.

CONSOLIDATED BALANCE SHEET

	May 26, 2013	March 3, 2013
	(UNAUDITED)
ASSETS
Current assets:
Cash and equivalents	$4,894,000	$2,971,000
Restricted cash	340,000	350,000
Receivables	445,000	609,000
Inventories	853,000	724,000
Prepaid expenses	473,000	812,000
Assets held for sale	583,000	583,000
Total current assets	7,588,000	6,049,000
Property and equipment:
Land	1,075,000	1,075,000
Buildings and improvements	2,646,000	2,639,000
Property under capital leases	22,969,000	22,969,000
Leasehold improvements	12,351,000	12,308,000
Equipment, furniture and fixtures	19,078,000	18,870,000
Construction in progress	1,035,000	26,000
Total property and equipment	59,154,000	57,887,000
Less accumulated depreciation and amortization	24,150,000	23,486,000
Net book value of property and equipment	35,004,000	34,401,000

Other assets	374,000	411,000
Franchise agreements, net	651,000	689,000
Goodwill	8,950,000	8,950,000
Total assets	$52,567,000	$50,500,000
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Long-term debt, current	879,000	878,000
Current maturities of capital lease obligations	314,000	304,000
Accounts payable	4,509,000	3,297,000
Accrued liabilities	4,390,000	3,800,000
Total current liabilities	10,092,000	8,279,000

Long-term debt	5,527,000	7,338,000
Long-term capital lease obligations	22,022,000	22,079,000
Other long-term liabilities	10,690,000	10,812,000
Deferred tax liabilities	3,244,000	3,175,000

SHAREHOLDERS' EQUITY (DEFICIT)
Preferred shares, 1,000,000 shares authorized, no shares outstanding
Common stock, no par value
Authorized shares - 25,000,000
Issued shares - 4,073,557	41,000	30,000
Treasury shares - 34,410	(81,000)	(81,000)
Capital in excess of stated value	31,245,000	29,488,000
Accumulated deficit	(30,213,000)	(30,620,000)
Total shareholders' equity (deficit)	992,000	(1,183,000)
Total liabilities & shareholders' equity (deficit)	$52,567,000	$50,500,000

See notes to these consolidated financial statements

MORGAN’S FOODS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

					Capital in		Total
	Common Shares		Treasury Shares		Excess of	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Stated Value	Deficit	Equity/Deficit
Balance March 3, 2013	2,969,405	$30,000	(34,410)	$(81,000)	$29,488,000	$(30,620,000)	$(1,183,000)
Exercise of share options	21,333	200	-	-	32,000	-	32,200
Share grant compensation	30,569	300	-	-	17,000	-	17,300
Issuance of shares	1,052,250	10,500	-	-	1,708,000	-	1,718,500
Net income	-	-	-	-	-	407,000	407,000
Balance May 26, 2013	4,073,557	$41,000	(34,410)	$(81,000)	$31,245,000	$(30,213,000)	$992,000

See notes to these consolidated financial statements.

MORGAN’S FOODS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Twelve Weeks Ended
	May 26, 2013	May 20, 2012
Cash flows from operating activities:
Net income	$407,000	$39,000
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	681,000	604,000
Amortization of deferred financing costs	19,000	20,000
Amortization of supply agreement advances	(239,000)	(217,000)
Funding from supply agreements	754,000	753,000
Deferred income taxes	69,000	56,000
Losses on restaurant assets - net	59,000	370,000
Changes in assets and liabilities:
Receivables	131,000	101,000
Inventories	(129,000)	(13,000)
Prepaid expenses	339,000	167,000
Other assets	18,000	16,000
Accounts payable	1,176,000	185,000
Accrued liabilities	70,000	305,000
Net cash, operating activities	3,355,000	2,386,000
Cash flows from investing activities:
Proceeds from sale of restaurants	-	471,000
Capital expenditures	(1,353,000)	(1,115,000)
Restricted cash	10,000	41,000
Net cash, investing activities	(1,343,000)	(603,000)
Cash flows from financing activities:
Principal payments on long-term debt	(146,000)	(12,000)
Principal payments on capital lease obligations	(47,000)	(21,000)
Bank debt repayment in advance	(1,664,000)	-
Proceeds from stock transactions	1,768,000	-
Net cash, financing activities	(89,000)	(33,000)
Net change in cash and equivalents	1,923,000	1,750,000
Cash and equivalents, beginning balance	2,971,000	3,455,000
Cash and equivalents, ending balance	$4,894,000	$5,205,000

Interest paid on debt and capitalized leases	$621,000	$715,000
Cash payments for income taxes	$-	$(5,000)

See notes to these consolidated financial statements.

MORGAN’S FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The interim consolidated financial statements of Morgan's Foods, Inc. (the “Company”) have been prepared without audit. In the opinion of Company management, all adjustments have been included. Unless otherwise disclosed, all adjustments consist only of normal recurring adjustments necessary for a fair statement of results of operations for the interim periods. These unaudited financial statements have been prepared using the same accounting principles that were used in preparation of the Company’s annual report on Form 10-K for the year ended March 3, 2013. Certain prior period amounts have been reclassified to conform to current period presentations. The results of operations for the twelve weeks ended May 26, 2013 are not necessarily indicative of the results to be expected for the full year. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the fiscal year ended March 3, 2013.

The Company’s debt is reported at historical cost and is almost entirely comprised of variable rate borrowings. The market for variable rate debt for restaurant financing is currently extremely limited. The Company’s debt is not publicly traded and there are few lenders or financing transactions for similar debt in the marketplace at this time. Management has concluded that it is not practicable to estimate the fair value of the Company’s debt as of May 26, 2013.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has incurred losses in fiscal years 2013 and 2012 and has negative working capital and an accumulated deficit at May 26, 2013.  The Company has managed its liquidity in fiscal 2013 and will manage in fiscal 2014 through the refinancing of debt, the sale and leaseback of restaurant properties and the sale of additional equity.  Should the Company have difficulty meeting its forecasts, this could have an adverse effect on its liquidity position. Management has taken actions to improve its cash flows, including closely monitoring its expenses and store closings for underperforming stores and expects to be able to achieve its forecast for fiscal 2014. However, there can be no assurances that our cash flow will be sufficient to allow us to continue as a going concern if we are unable to meet our projections.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

ASU 2013-01 Balance Sheet Topic 210, January 2013

Clarifies the scope of disclosures related to offsetting assets and liabilities. This release reduces the application of these disclosures to eliminate unintended consequences resulting from the application of a previously issued standard. The standard is effective for fiscal years beginning on or after January 1, 2013. Management has determined that the application of this standard did not have a material effect on the financial statements of the Company.

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

	Quarter ended May 26, 2013			Quarter ended May 20, 2012
	Net income (Numerator)	Shares (Denominator)	Per Share Amount	Net income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Income available to common shareholders	$407,000	3,542,519	$0.11	$39,000	2,934,995	$0.01
Effect of Dilutive Securities
Weighted Average Stock Options	-	71,348		-	-
Diluted EPS
Income available to common shareholders	$407,000	3,613,868	$0.11	$39,000	2,934,995	$0.01

NOTE 4 – DEBT

At May 26, 2013 the Company’s term loan credit agreement requires the maintenance of a consolidated debt service coverage ratio of (“DSCR”) 1.80 to 1 or greater regarding all of the Company’s debt. Debt service coverage ratios are calculated by dividing the cash flow before taxes and debt service (“EBITDA”) for the previous 12 months by the debt service payable for the same period. The Company’s term loan also requires a consolidated debt to EBITDA (“Leverage”) ratio of 2.50 or less, minimum EBITDA of $3.0 million, maximum of $4.0 million in annual capital expenditures and minimum unencumbered cash of $1.5 million. The ratios are computed quarterly. At the end of the first quarter of fiscal 2014, the Company had a DSCR of 4.16 and a Leverage ratio of 1.4, being in compliance with all of the required ratios.

NOTE 5 - STOCK OPTIONS AND LTIP UNITS

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

At the Company’s annual meeting on June 25, 1999 the shareholders approved the Key Employees Stock Option Plan. This plan allows the granting of options covering 291,000 shares of stock and has essentially the same provisions as the Stock Option Plan for Executives and Managers which was discussed above. Options for 129,850 shares were granted to executives and managers of the Company on January 7, 2000 at an exercise price of $3.00. Options for 11,500 shares were granted to executives on April 27, 2001 at an exercise price of $.85, all of which have either expired or been exercised. Options for 149,650 common shares were granted on November 6, 2008 at the closing price on that day of $1.50 per share of which 124,317 are currently outstanding. The options vested in six months and expire ten years after date of issue.

As of May 26, 2013, a total of 124,667 options were outstanding, fully vested and exercisable at a weighted average exercise price of $1.50 per share. A total of 21,333 options were exercised during the first quarter of fiscal 2014 at an exercise price of $32,000. No options are available for grant and no options were granted during the current year period. The Company recorded no compensation expense during the current year period related to stock options.

The following table summarizes information about stock options outstanding at May 26, 2013:

Exercise Prices	Outstanding 5/26/13	Average Life	Number Exercisable
1.50	124,667	5.4	124,667

On April 9, 2013, the Board of Directors approved a Long-Term Incentive Plan, (“LTIP”) reserving 150,000 common shares of the Company for issuance under the LTIP. On April 9, 2013, 30,569 restricted common shares were granted under the LTIP to outside directors of the Company, leaving 119,431 shares available for future grant under the LTIP. The shares issued under the LTIP vest in six months and compensation expense related to such shares totaled $17,300 for the first quarter of fiscal 2014. Additional information regarding the LTIP may be found in a report on Form 8-K filed with the SEC on April 15, 2013.

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

The franchise agreements with KFC and Taco Bell Corporation require the Company to upgrade and remodel its restaurants to comply with the franchisors’ current standards within agreed upon timeframes and the franchisor may terminate the franchise agreement for failure to meet those requirements. In the case of a restaurant containing two concepts, even though only one is required to be remodeled, additional costs will be incurred because the dual concept restaurant is generally larger and contains more equipment and signage than the single concept restaurant. If a property is of usable size and configuration, the Company can perform an image enhancement to bring the building to the current image of the franchisor. If the property has a deficiency which would render it unsuitable, the Company would need to relocate the restaurant to another location within the trade area to meet the franchisor’s requirements. The capital requirements for the KFC branded restaurants are included in the schedule based on the requirements of the KFC Remodel Agreement and the Taco Bell restaurants and are shown at the time management believes they will be done so that all of them can comfortably be completed before the due date for the group.

Number of Units	Period	Type	Capital Cost (1)
3	Fiscal 2014	Remodels	650,000
2	Fiscal 2014	Relo (2)	800,000
	Total 2014		1,450,000
4	Fiscal 2015	Remodels	950,000
7	Fiscal 2016	Remodels	1,745,000
4	Fiscal 2017	Remodels	1,000,000
1	Fiscal 2017	Refresh (3)	100,000
2	Fiscal 2017	Taco Bell	800,000
	Total 2017		1,900,000
3	Fiscal 2018	Remodels	740,000
1	Fiscal 2018	Refresh (3)	100,000
2	Fiscal 2018	Taco Bell	800,000
	Total 2018		1,640,000
1	Fiscal 2019	Remodels	200,000
3	Fiscal 2019	Remodels	300,000
2	Fiscal 2019	Taco Bell	800,000
	Total 2019		1,300,000
7	Fiscal 2020	Refresh (3)	675,000
1	Fiscal 2020	Taco Bell	400,000
	Total 2020		1,075,000
7	Fiscal 2021	Refresh (3)	625,000
7	Fiscal 2022	Refresh (3)	675,000
8	Fiscal 2023	Refresh (3)	675,000
1	Fiscal 2025	Refresh (3)	75,000
66	Total		$12,110,000

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

In addition to the various facilities actions listed on the table above, the Company is obligated to spend an additional amount of approximately $1,550,000 by the end of calendar year 2014 to install the KFC operations platform consisting of a new point of sale system and related reporting and management systems, new food holding cabinets that improve the quality of product held for sale and a new drive-thru speed of service system in all of its KFC and KFC/Taco Bell "2n1" restaurants.

Capital expenditures to meet the image requirements of the franchisors and additional capital expenditures on those same restaurants being image enhanced are a large portion of the Company’s annual capital expenditures. However, the Company also has made and may make capital expenditures on restaurant properties not included on the foregoing schedule for upgrades or replacement of capital items appropriate for the continued successful operation of its restaurants. The Company may not be able to finance capital expenditures in the volume and time horizon required by the image enhancement deadlines solely from existing cash balances and existing cash flow and the Company may have to utilize financing for a portion of the capital expenditures. The Company may use both debt and sale/leaseback financing but has no commitments for either at this time.

There can be no assurance that the Company will be able to accomplish the image enhancements and relocations required in the franchise agreements on terms acceptable to the Company. If the Company is unable to meet the requirements of a franchise agreement, the franchisor may choose to extend the time allowed for compliance or may terminate the franchise agreement for the affected location.

NOTE 7 – ASSET ACTIVITIES

The Company owns the land and building of three closed KFC restaurants, all of which are listed for sale and are shown on the Company’s consolidated balance sheet as Assets Held for Sale as of May 26, 2013.

NOTE 8 – CONTINGENCIES

The Company is a party to various legal proceedings and claims arising in the ordinary course of its business. The Company believes that the outcome of these matters will not have a material adverse effect on its consolidated financial position, results of operations or liquidity.

NOTE 9 - EQUITY TRANSACTION

On April 12, 2013, the Company issued, in a transaction exempt from registration under the Securities Act of 1933, 1,052,250 common shares to Bandera Master Fund LP at a price of $2.00 per share, resulting in net proceeds of $1,718,500 after considering transaction costs of $386,000. The transaction was negotiated and approved by the Special Committee of the Board of Directors. The terms of the Company’s credit agreement required that the net proceeds of the equity transaction be paid as a principal payment in addition to regularly scheduled payments on the credit facility. The transaction is included in the financial statements of the Company and more fully described in a report on Form 8-K filed with the SEC on April 15, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Description of Business. Morgan’s Foods, Inc. (the “Company”), which was formed in 1925, operates through wholly-owned subsidiaries KFC restaurants under franchises from KFC Corporation, Taco Bell restaurants under franchises from Taco Bell Corporation, and Pizza Hut Express restaurants under licenses from Pizza Hut Corporation. As of July 3, 2013, the Company operates 57 KFC restaurants, four Taco Bell restaurants, nine KFC/Taco Bell "2n1's" under franchises from KFC Corporation and franchises from Taco Bell Corporation and three Taco Bell/Pizza Hut Express “2n1’s” under franchises from Taco Bell Corporation and licenses from Pizza Hut Corporation. The Company’s fiscal year is a 52 - 53 week year ending on the Sunday nearest the last day of February.

Summary of Expenses and Operating Income as a Percentage of Revenues

	Twelve Weeks
	May 26, 2013	May 20, 2012
Cost of sales:
Food, paper and beverage	32.8%	32.5%
Labor and benefits	28.5%	28.3%
Restaurant operating expenses	23.8%	24.5%
Depreciation and amortization	3.3%	3.0%
General and administrative expenses	5.6%	5.9%
Operating income	5.9%	4.1%

Revenues The revenue increase of $616,000 in the quarter ended May 26, 2013 as compared to the prior year quarter was primarily the result of a 5.8%, or $1,151,000, comparable sales increase, partially offset by the permanent closing of one restaurant location during the prior year period, one permanent closing in the fourth quarter of fiscal 2013, and one permanent closing in the current year period, as well as the temporary closing during the current year period of one restaurant for image enhancement.

Cost of Sales - Food, Paper and Beverage Food, paper and beverage costs increased slightly as a percentage of revenue to 32.8% for the quarter ended May 26, 2013 compared to 32.5% for the quarter ended May 20, 2012. The increase in the current year quarter was primarily the result of the promotion of higher food cost items such as the introduction of the KFC original recipe boneless product.

Cost of Sales - Labor and Benefits Labor and benefits increased slightly as a percentage of revenue for the quarter ended May 26, 2013 to 28.5% compared to 28.3% for the comparable year earlier quarter. The increase was primarily the result higher health and welfare plan costs in the current year quarter.

Restaurant Operating Expenses Restaurant operating expenses decreased to 23.8% of revenue in the first quarter of fiscal 2014 compared to 24.5% in the first quarter of fiscal 2013 primarily due to decreased utilities, manager bonuses and outside services.

Depreciation and Amortization Depreciation and amortization for fiscal 2014 of $682,000 was an increase of $78,000 from fiscal 2013 at $604,000. This increase was a result of an increased balance of tangible assets.

General and Administrative Expenses General and administrative expenses decreased to $1,168,000 in the first quarter of fiscal 2014 compared to $1,194,000 in the first quarter of fiscal 2013. This decrease was primarily caused by the reduction in executive staff payroll and external accountings services.

Loss on Restaurant Assets The Company experienced a loss on restaurant assets of $59,000 for the first quarter of fiscal 2014 compared to a loss of $370,000 in the comparable prior year quarter. The current fiscal year loss consisted of $7,000 change in the reserve for disposal of two permanently closed restaurant locations, $36,000 of closed unit expenses and $16,000 of other asset disposals. The prior year includes $95,000 related to recording the reserve for disposal of two permanently closed restaurant locations, $24,000 of closed unit expense, $157,000 of assets held for sale values of three locations, $122,000 of goodwill write offs related to the sale of three restaurant locations, offset by a gain of $28,000 as a result of the sale of three restaurant locations.

Operating Income Operating income increased to $1,231,000, or 5.9% of revenue, for the quarter ended May 26, 2013 from $823,000, or 4.1% of revenue, in the prior year quarter. The increase of $408,000 was primarily the result of the items discussed above.

Interest Expense Interest expense on bank debt and notes payable decreased to $180,000 in fiscal 2014 from $230,000 in fiscal 2013 due to lower debt balances. Interest expense from capitalized lease debt decreased to $477,000 in fiscal 2014 from $502,000 in fiscal 2013 due to lower capital lease balances.

Other Income and Expense Other income and expense was an expense of $82,000 for the quarter ended May 26, 2013 compared to income of $19,000 for the prior year quarter. The change from income to expense was primarily the result of fees related to the early termination of a Taco Bell franchise agreement.

Provision for Income Taxes The provision for income taxes for the quarter ended May 26, 2013 was $85,000 on pre-tax income of $492,000 compared to $71,000 on pre-tax income of $110,000 for the comparable prior year period. The provision for income taxes consists of a current provision of $16,000 and a deferred tax provision of $69,000 compared to a current tax provision of $15,000 and a deferred tax provision of $56,000 for the comparable prior year period. The deferred tax provision for the quarter, and comparable prior year period, are a result of deferred tax liabilities associated with franchise rights and goodwill that cannot be used in determining net deferred tax assets. The Company continues to fully reserve its net deferred tax assets to zero.

Additionally, the Company previously determined that the use of its annual effective tax rate would not be appropriate to record its income taxes because a small change in its estimate of income would result in a large change in its effective tax rate. Accordingly, the Company recorded its income taxes for the quarter and comparable prior year period based on its results for the quarter.

Liquidity and Capital Resources Cash provided by operating activities was $3,355,000 for the twelve weeks ended May 26, 2013 compared to $2,386,000 for the twelve weeks ended May 20, 2012. Primary factors causing the change were:

●	a net income of $407,000 in the current year quarter compared to a net income of $39,000 in the prior year quarter;
●	increase of $1,244,000 in accounts payable and accrued liabilities compared to an increase of $490,000 in the same categories in the prior year quarter;
●	$77,000 more in depreciation and amortization in the current fiscal year quarter compared to the prior fiscal year quarter;
●	decrease of $311,000 in loss on restaurant assets in the current year quarter; and
●	reduction of $339,000 in prepaid expenses in the current year quarter compared to a reduction of $167,000 in the prior year quarter.

The increase of accounts payable and accrued liabilities was caused by image enhancement activity and operations platform installation during the first quarter of fiscal 2014. The change in prepaid expenses was due primarily to the timing of the balance sheet date after the first of the month resulting in higher prepaid rent. The loss on restaurant assets reflects sales of excess restaurant properties in the prior year quarter. Cash used in investing activities for the current fiscal year of $1,343,000 is the product of remodel capital expenditures and the installation of operations platform installation at six locations. In the prior year quarter, $603,000 of cash used by investing activities consisted primarily of $1,115,000 of cash used in the image enhancement of two restaurants, and the operations platform installation of four locations, offset by the proceeds from the sale of three restaurant locations. The Company made principal payments of $146,000 and payments in advance of scheduled maturities of $1,664,000 during the first quarter of the current fiscal year, compared to scheduled principal payments of $12,000 in the comparable prior year quarter. Management believes that its operating cash flows and available cash for the coming year will be sufficient to meet its liquidity and capital resource needs.

On April 12, 2013, the Company issued, in a transaction exempt from registration under the Securities Act of 1933, 1,052,250 common shares to Bandera Master Fund LP at a price of $2.00 per share, resulting in net proceeds of $1,718,500 after considering transaction costs of $386,000. The transaction was negotiated and approved by the Special Committee of the Board of Directors. The terms of the Company’s credit agreement required that the net proceeds of the equity transaction be paid as a principal payment in addition to regularly scheduled payments on the credit facility. The transaction is included in the financial statements of the Company and more fully described in a report on Form 8-K filed with the SEC on April 15, 2013.

At May 26, 2013 the Company’s term loan credit agreement requires the maintenance of a consolidated debt service coverage ratio of (“DSCR”) 1.80 to 1 or greater regarding all of the Company’s debt. Debt service coverage ratios are calculated by dividing the cash flow before taxes and debt service (“EBITDA”) for the previous 12 months by the debt service payable for the same period. The Company’s term loan also requires a consolidated debt to EBITDA (“Leverage”) ratio of 2.50 or less, minimum EBITDA of $2.7 million, maximum of $4.0 million in annual capital expenditures and minimum unencumbered cash of $1.5 million. The ratios are computed quarterly. At the end of the first quarter of fiscal 2014, the Company had a DSCR of 4.16 and a Leverage ratio of 1.4, being in compliance with all of the required ratios.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has incurred losses in fiscal years 2013 and 2012 and has negative working capital and an accumulated deficit at May 26, 2013.  The Company has managed its liquidity in fiscal 2013 and will manage in fiscal 2014 through the refinancing of debt, the sale and leaseback of restaurant properties and the sale of additional equity.  Should the Company have difficulty meeting its forecasts, this could have an adverse effect on its liquidity position. Management has taken actions to improve its cash flows, including closely monitoring its expenses and store closings for underperforming stores and expects to be able to achieve its forecast for fiscal 2014. However, there can be no assurances that our cash flow will be sufficient to allow us to continue as a going concern if we are unable to meet our projections.

Recent Accounting Pronouncements

ASU 2013-01 Balance Sheet Topic 210, January 2013

Clarifies the scope of disclosures related to offsetting assets and liabilities. This release reduces the application of these disclosures to eliminate unintended consequences resulting from the application of a previously issued standard. The standard is effective for fiscal years beginning on or after January 1, 2013. Management has determined that the application of this standard did not have a material effect on the financial statements of the Company.

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

Safe Harbor Statements This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The statements include those identified by such words as “may,” “will,” “expect” “anticipate,” “believe,” “plan” and other similar terminology. Forward looking statements involve risks and uncertainties that could cause actual events or results to differ materially from those expressed or implied in this report. The forward-looking statements reflect the Company’s current expectations and are based upon data available at the time of the statements. Actual results involve risks and uncertainties, including both those specific to the Company and general economic and industry factors. Factors specific to the Company include, but are not limited to, its debt covenant compliance, actions that lenders may take with respect to any debt covenant violations, its ability to obtain waivers of any debt covenant violations and its ability to pay all of its current and long-term obligations and those factors described in Part I Item 1A (“Risk Factors”) of the Company’s Annual Report on Form 10-K filed with the SEC on June 3, 2013. Economic and industry risks and uncertainties include, but are not limited, to, franchisor promotions, business and economic conditions, legislation and governmental regulation, competition, success of operating initiatives and advertising and promotional efforts, volatility of commodity costs and increases in minimum wage and other operating costs, availability and cost of land and construction, consumer preferences, spending patterns and demographic trends. In addition, the forward-looking statements contained herein represent our estimates only as of the date of this filing and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, whether to reflect actual results, changes in assumptions, changes in other factors affecting such forward-looking statements or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Essentially all of the Company’s debt comprising approximately $6.4 million of principal balance has a variable rate which is adjusted monthly. A one percent increase in the variable rate base (90 day LIBOR) of the loans at the beginning of the year would not increase the Company’s annual interest costs as there is more than a 4% difference between the minimum interest rate and the calculated variable rate. The Company may choose to offset all, or a portion of its future risk through the use of interest rate swaps or caps. The Company does not enter into derivative financial investments for trading or speculation purposes. Also, the Company is subject to volatility in food costs as a result of market risk and we manage that risk through the use of a franchisee purchasing cooperative which uses longer term purchasing contracts. Our ability to recover increased costs through higher pricing is, at times, limited by the competitive environment in which we operate. The Company believes that its market risk exposure is not material to the Company’s financial position, liquidity or results of operations.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”) carried out an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Company’s PEO and PFO concluded that our disclosure controls and procedures were effective as of May 26, 2013.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended May 26, 2013 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company is a party to various legal proceedings and claims arising in the ordinary course of its business. The Company believes that the outcome of these matters will not have a material adverse affect on its consolidated financial position, results of operations or liquidity.

Item 1A. Risk Factors

The Company’s Annual Report on Form 10-K for the fiscal year ended March 3, 2013 discusses the risk factors facing the Company. There has been no material change in the risk factors facing our business since March 3, 2013.

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

MORGAN’S FOODS, INC.

/s/ Kenneth L. Hignett
Kenneth L. Hignett
Senior Vice President,
Chief Financial Officer and Secretary
July 8, 2013

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description

10.1	Amended and Restated Shareholder Rights Agreement (1)
10.2	Share Purchase Agreement (2)
10.3	Registration Rights Agreement (2)
10.4	Nomination Agreement (2)
10.5	Lock-Up Agreement (2)
10.6	Long-Term Incentive Plan (2)
10.7	Form of Long-Term Incentive Plan 2013 Restricted Shares Grant Agreement (2)

31.1	Certification of the President and Interim Chief Executive Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2

Certification of the Senior Vice President, Chief Financial Officer & Secretary pursuant to Rule      13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the      Sarbanes-Oxley Act of 2002

32.1	Certification of the President and Interim Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Senior Vice President, Chief Financial Officer and Secretary pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	INSXBRL Instance
101	SCHXBRL Taxonomy Extension Schema
101	CALXBRL Taxonomy Extension Calculation
101	DEFXBRL Taxonomy Extension Definition
101	LABXBRL Taxonomy Extension Labels
101	PREXBRL Taxonomy Extension Presentation

(1)	Incorporated by reference to the Company’s Form 8-A/A filed with the SEC on April 15, 2013
(2)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on April 15, 2013