Form 10-Q
period 2013-08-18
MORGANS FOODS INC
filed 2013-10-01
CIK 68145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended August 18, 2013

or

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

                                                                                                                                                                                   Yes ☐ No ☑

As of September 24, 2013, the issuer had 4,041,147 common shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MORGAN’S FOODS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Quarter Ended
	August 18, 2013	August 12, 2012
Revenues	$19,752,000	$20,642,000

Cost of sales:
Food, paper and beverage	6,482,000	6,706,000
Labor and benefits	5,644,000	5,763,000
Restaurant operating expenses	5,153,000	5,285,000
Depreciation and amortization	683,000	621,000
General and administrative expenses	1,207,000	1,190,000
Loss on restaurant assets	472,000	88,000
Operating income	111,000	989,000
Interest expense:
Bank debt and notes payable	154,000	217,000
Capital leases	464,000	506,000
Other (income) and expense, net	(16,000)	(12,000)
Income (loss) before income taxes	(491,000)	278,000
Provision for income taxes	86,000	72,000
Net income (loss)	$(577,000)	$206,000
Basic net income (loss) per common share:	$(0.14)	$0.07
Diluted net income (loss) per common share:	$(0.14)	$0.07

Basic weighted average number of shares outstanding	4,039,457	2,934,995
Diluted weighted average number of shares outstanding	4,039,545	2,940,194

 See notes to these consolidated financial statements.

MORGAN’S FOODS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Twenty-four Weeks Ended
	August 18, 2013	August 12, 2012
Revenues	$40,682,000	$40,956,000

Cost of sales:
Food, paper and beverage	13,345,000	13,303,000
Labor and benefits	11,601,000	11,514,000
Restaurant operating expenses	10,124,000	10,260,000
Depreciation and amortization	1,364,000	1,225,000
General and administrative expenses	2,375,000	2,384,000
Loss on restaurant assets	531,000	458,000
Early extinguishment of debt	-	-
Operating income	1,342,000	1,812,000
Interest expense:
Bank debt and notes payable	334,000	447,000
Capital leases	941,000	1,008,000
Other (income) and expense, net	66,000	(31,000)
Income (loss) before income taxes	1,000	388,000
Provision for income taxes	171,000	143,000
Net income (loss)	$(170,000)	$245,000
Basic net income (loss) per common share:	$(0.04)	$0.08
Diluted net income (loss) per common share:	$(0.04)	$0.08

Basic weighted average number of shares outstanding	3,790,988	2,934,995
Diluted weighted average number of shares outstanding	3,790,988	2,937,595

See notes to these consolidated financial statements.

MORGAN’S FOODS, INC.

CONSOLIDATED BALANCE SHEET

	August 18, 2013	March 3, 2013
	(UNAUDITED)
ASSETS
Current assets:
Cash and equivalents	$3,556,000	$2,971,000
Restricted cash	295,000	350,000
Receivables	445,000	609,000
Inventories	818,000	724,000
Prepaid expenses	449,000	812,000
Assets held for sale	383,000	583,000
Total current assets	5,946,000	6,049,000
Property and equipment:
Land	1,020,000	1,075,000
Buildings and improvements	2,862,000	2,639,000
Property under capital leases	22,969,000	22,969,000
Leasehold improvements	12,355,000	12,308,000
Equipment, furniture and fixtures	19,255,000	18,870,000
Construction in progress	75,000	26,000
Total property and equipment	58,536,000	57,887,000
Less accumulated depreciation and amortization	23,892,000	23,486,000
Net book value of property and equipment	34,644,000	34,401,000

Other assets	352,000	411,000
Franchise agreements, net	628,000	689,000
Goodwill	8,950,000	8,950,000
Total assets	$50,520,000	$50,500,000

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Long-term debt, current	$880,000	$878,000
Current maturities of capital lease obligations	330,000	304,000
Accounts payable	3,722,000	3,297,000
Accrued liabilities	4,009,000	3,800,000
Total current liabilities	8,941,000	8,279,000

Long-term debt	5,306,000	7,338,000
Long-term capital lease obligations	21,933,000	22,079,000
Other long-term liabilities	10,557,000	10,812,000
Deferred tax liabilities	3,313,000	3,175,000

SHAREHOLDERS' DEFICIT
Preferred shares, 1,000,000 shares authorized, no shares outstanding	-	-
Common shares, no par value Authorized shares - 25,000,000 Issued shares - 4,073,557	41,000	30,000
Treasury shares - 33,410	(79,000)	(81,000)
Capital in excess of stated value	31,298,000	29,488,000
Accumulated deficit	(30,790,000)	(30,620,000)
Total shareholders' equity (deficit)	470,000	(1,183,000)
Total liabilities & shareholders' equity (deficit)	$50,520,000	$50,500,000

See notes to these consolidated financial statements

MORGAN’S FOODS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

	Common Shares		Treasury Shares		Capital in Excess of Stated Value	Accumulated Deficit	Total Shareholders' Equity/Deficit
	Shares	Amount	Shares	Amount
Balance March 3, 2013	2,969,405	$30,000	(34,410)	$(81,000)	$29,488,000	$(30,620,000)	$(1,183,000)
Exercise of share options	21,333	200	1,000	2,000	32,000	-	34,200
Share grant compensation	30,569	300	-	-	70,000	-	70,300
Issuance of shares	1,052,250	10,500	-	-	1,708,000	-	1,718,500
Net income	-	-	-	-	-	(170,000)	(170,000)
Balance August 18, 2013	4,073,557	$41,000	(33,410)	$(79,000)	$31,298,000	$(30,790,000)	$470,000

See notes to these consolidated financial statements.

MORGAN’S FOODS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Twenty-Four Weeks Ended
	August 18, 2013	August 12, 2012
Cash flows from operating activities:
Net income (loss)	$(170,000)	$245,000
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	1,364,000	1,225,000
Amortization of deferred financing costs	39,000	40,000
Amortization of supply agreement advances	(440,000)	(428,000)
Funding from supply agreements	765,000	753,000
Deferred income taxes	138,000	112,000
Gains/losses on restaurant assets - net	531,000	424,000
Changes in assets and liabilities:
Restricted cash	-	41,000
Receivables	124,000	86,000
Inventories	(94,000)	(27,000)
Prepaid expenses	363,000	(38,000)
Other assets	20,000	16,000
Accounts payable	359,000	(436,000)
Accrued liabilities	(188,000)	27,000
Net cash, operating activities	2,811,000	2,040,000
Cash flows from investing activities:
Proceeds from sale of restaurants	(3,000)	537,000
Capital expenditures	(1,951,000)	(2,108,000)
Use of restricted cash	55,000	-
Purchase of franchise agreements	-	-
Net cash, investing activities	(1,899,000)	(1,571,000)
Cash flows from financing activities:
Principal payments on long-term debt	(366,000)	(24,000)
Principal payments on capital lease obligations	(120,000)	(41,000)
Bank debt repayment in advance	(1,664,000)	-
Cash from stock transactions	1,823,000	-
Net cash, financing activities	(327,000)	(65,000)
Net change in cash and equivalents	585,000	404,000
Cash and equivalents, beginning balance	2,971,000	3,455,000
Cash and equivalents, ending balance	$3,556,000	$3,859,000

See notes to these consolidated financial statements.

MORGAN’S FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The interim consolidated financial statements of Morgan's Foods, Inc. (the “Company”) have been prepared without audit. In the opinion of Company management, all adjustments have been included. Unless otherwise disclosed, all adjustments consist only of normal recurring adjustments necessary for a fair statement of results of operations for the interim periods. These unaudited financial statements have been prepared using the same accounting principles that were used in preparation of the Company’s annual report on Form 10-K for the year ended March 3, 2013. Certain prior period amounts have been reclassified to conform to current period presentations. The results of operations for the twenty-four weeks ended August 18, 2013 are not necessarily indicative of the results to be expected for the full year. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the fiscal year ended March 3, 2013.

The Company’s debt is reported at historical cost and is almost entirely comprised of variable rate borrowings. The market for variable rate debt for restaurant financing is currently extremely limited. The Company’s debt is not publicly traded and there are few lenders or financing transactions for similar debt in the marketplace at this time. Management has concluded that it is not practicable to estimate the fair value of the Company’s debt as of August 18, 2013.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has incurred losses in fiscal years 2013 and 2012 and has negative working capital and an accumulated deficit at August 18, 2013.  The Company has managed its liquidity in fiscal 2013 and will manage in fiscal 2014 through the refinancing of debt, the sale and leaseback of restaurant properties and the sale of additional equity.  Should the Company have difficulty meeting its forecasts, this could have an adverse effect on its liquidity position. The Company has taken actions to improve its cash flows, including closely monitoring its expenses and store closings for underperforming stores and expects to be able to achieve its forecast for fiscal 2014. However, there can be no assurances that our cash flow will be sufficient to allow us to continue as a going concern if we are unable to meet our projections.

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

ASU 2013-10 Derivatives and Hedging Topic 815, July 2013

Provides for the inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes, effective for swaps entered into after July 17, 2013. This release allows the use of the overnight index swap rate as an additional benchmark for hedge accounting treatment. Management has determined that the application of this standard will not have a material effect on the financial statements of the Company.

ASU 2013-11 Income Taxes Topic 740, July 2013

Provides for the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists, effective for fiscal years beginning after 12-15-13. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if available and a company has the intent and ability to use for such purpose. Management has determined that the application of this standard did not have a material effect on the financial statements of the Company.

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

	Quarter ended August 18, 2013			Quarter ended August 12, 2012
	Net income (Numerator)	Shares (Denominator)	Per Share Amount	Net income (Numerator)	Shares (Denominator)	Per Share Amount

Basic EPS
Income (loss) available to common shareholders	$(577,000)	4,039,457	$(0.14)	$206,000	2,934,995	$0.07
Effect of Dilutive Securities
Weighted Average Stock Options	-	-		-	5,199
Diluted EPS
Income (loss) available to common shareholders	$(577,000)	4,039,457	$(0.14)	$206,000	2,940,194	$0.07

	Twenty-four weeks ended August 18, 2013			Twenty-four weeks ended August 12, 2012
	Net income (Numerator)	Shares (Denominator)	Per Share Amount	Net income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Income (loss) available to common shareholders	$(170,000)	3,790,988	$(0.04)	$246,000	2,934,995	$0.08
Effect of Dilutive Securities
Weighted Average Stock Options	-	-		-	2,600
Diluted EPS
Income (loss) available to common shareholders	$(170,000)	3,790,988	$(0.04)	$246,000	2,937,595	$0.08

Weighted average stock options of 60,089 shares for the quarter ended August 18, 2013 and 65,719 shares for the twenty-four weeks ended august 18, 2013 have been excluded from the calculations of diluted earnings per share because there was a net loss in those periods.

NOTE 4 – DEBT

At August 18, 2013 the Company’s term loan credit agreement requires the maintenance of a consolidated debt service coverage ratio of (“DSCR”) 1.80 to 1 or greater regarding all of the Company’s debt. Debt service coverage ratios are calculated by dividing the cash flow before taxes and debt service (“EBITDA”) for the previous 12 months by the debt service payable for the same period. The Company’s term loan also requires a consolidated debt to EBITDA (“Leverage”) ratio of 2.50 or less, minimum EBITDA of $3.0 million, maximum of $4.0 million in annual capital expenditures and minimum unencumbered cash of $1.5 million. The ratios are computed quarterly. At the end of the second quarter of fiscal 2014, the Company had a DSCR of 3.33 and a Leverage ratio of 1.5, being in compliance with all of the required ratios.

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

At the Company’s annual meeting on June 25, 1999 the shareholders approved the Key Employees Stock Option Plan. This plan allows the granting of options covering 291,000 common shares and has essentially the same provisions as the Stock Option Plan for Executives and Managers which was discussed above. Options for 129,850 shares were granted to executives and managers of the Company on January 7, 2000 at an exercise price of $3.00. Options for 11,500 shares were granted to executives on April 27, 2001 at an exercise price of $.85, all of which have either expired or been exercised. Options for 149,650 common shares were granted on November 6, 2008 at the closing price on that day of $1.50 per share of which 122,317 are currently outstanding. The options vested in six months and expire ten years after date of issue.

As of August 18, 2013, a total of 122,667 options were outstanding, fully vested and exercisable at a weighted average exercise price of $1.50 per share. Options for 1,000 shares were exercised during the second quarter of fiscal 2014. No options are available for grant and no options were granted during the current year period. The Company recorded no compensation expense during the current year period related to stock options.

The following table summarizes information about stock options outstanding at August 18, 2013:

Exercise Prices	Outstanding 8/18/13	Average Life	Number Exercisable
1.50	122,667	5.2	122,667

On April 9, 2013, the Board of Directors approved a Long-Term Incentive Plan, (“LTIP”) reserving 150,000 common shares of the Company for issuance under the LTIP. On April 9, 2013, 30,569 restricted common shares were granted under the LTIP to outside directors of the Company, leaving 119,431 shares available for future grant under the LTIP. The shares issued under the LTIP vest in six months and compensation expense related to such shares totaled $54,000 for the second quarter of fiscal 2014. Unrecognized compensation expense for the grants was $35,000 as of the end of the second quarter of fiscal 2014. Additional information regarding the LTIP may be found in a report on Form 8-K filed with the SEC on April 15, 2013.

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

Number of Units	Period	Type	Capital Cost (1)
1	Fiscal 2014	Relo (2)	100,000
4	Fiscal 2015	Remodels	950,000
7	Fiscal 2016	Remodels	1,745,000
4	Fiscal 2017	Remodels	1,000,000
1	Fiscal 2017	Refresh (3)	100,000
2	Fiscal 2017	Taco Bell	800,000
	Total 2017		1,900,000
3	Fiscal 2018	Remodels	740,000
1	Fiscal 2018	Refresh (3)	100,000
2	Fiscal 2018	Taco Bell	800,000
	Total 2018		1,640,000
1	Fiscal 2019	Remodels	200,000
3	Fiscal 2019	Remodels	300,000
2	Fiscal 2019	Taco Bell	800,000
	Total 2019		1,300,000
7	Fiscal 2020	Refresh (3)	675,000
1	Fiscal 2020	Taco Bell	400,000
	Total 2020		1,075,000
7	Fiscal 2021	Refresh (3)	625,000
7	Fiscal 2022	Refresh (3)	675,000
8	Fiscal 2023	Refresh (3)	675,000
1	Fiscal 2025	Refresh (3)	75,000
62	Total		$ 10,760,000

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

In addition to the various facilities actions listed on the table above, the Company is obligated to spend an additional amount of approximately $1,300,000 by the end of calendar year 2014 to install the KFC operations platform consisting of a new point of sale system and related reporting and management systems, new food holding cabinets that improve the quality of product held for sale and a new drive-thru speed of service system in all of its KFC and KFC/Taco Bell "2n1" restaurants. The company has spent approximately $1,325,000 to date on the operations platform and POS devices for its KFC and Taco Bell restaurants.

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

NOTE 7 – ASSET ACTIVITIES

The Company owns the land and building of three closed KFC restaurants, all of which are listed for sale and are shown on the Company’s consolidated balance sheet as Assets Held for Sale as of August 18, 2013. The Company experienced a loss on restaurant assets of $472,000 for the second quarter of fiscal 2014 consisting of $200,000 for the write down of value of two restaurants included in assets held for sale, $149,000 in write downs of restaurants scheduled to be closed, $29,000 related to recording the reserve for disposal of two permanently closed restaurant locations, $31,000 of closed unit expense and $63,000 of other asset disposals.

The loss on restaurant assets of $531,000 for the twenty-four weeks ended august 18, 2013 consisted of $66,000 related to closed unit expense, $36,000 change in reserve for the disposal of two permanently closed leased restaurant locations, $149,000 in write downs of restaurants scheduled to be closed, $81,000 related to the disposal of certain restaurant assets and a $200,000 reduction in the value of assets held for sale of two closed locations.

NOTE 8 – CONTINGENCIES

The Company is a party to various legal proceedings and claims arising in the ordinary course of its business. The Company believes that the outcome of these matters will not have a material adverse effect on its consolidated financial position, results of operations or liquidity.

NOTE 9 - EQUITY TRANSACTION

On April 12, 2013, the Company issued, in a transaction exempt from registration under the Securities Act of 1933, 1,052,250 common shares to Bandera Master Fund LP at a price of $2.00 per share, resulting in net proceeds of $1,718,500 after considering transaction costs of $386,000. The transaction was negotiated and approved by a Special Committee of the Board of Directors. The terms of the Company’s credit agreement required that the net proceeds of the equity transaction be paid as a principal payment in addition to regularly scheduled payments on the credit facility. The transaction is included in the financial statements of the Company and more fully described in a report on Form 8-K filed with the SEC on April 15, 2013.

NOTE 10 – SUBSEQUENT EVENTS

On August 22, 2013, after the balance sheet date, the Company entered into a new loan agreement, comprising two loan facilities with The Huntington National Bank, a national banking association (“Huntington”). The Loan Agreement contains two new loan facilities that, in addition to funding the remodel reserve, pay off the Company’s outstanding loan balance of $6,104,351, which carried an interest rate of 9.0%, with its current lender, Fortress Credit Corp. (“Fortress”), and a prepayment penalty of 1.0% of the balance. The Loan Agreement contains two facilities consisting of a term loan and a time loan in the total amount of $8,930,000. The refinance transaction is expected to result in the write-off of deferred financing costs of approximately $275,000.

The Term Note consists of a $7,930,000 three year term loan with an interest rate which has been fixed at the rate of 5.44% through the use of a derivative interest rate swap also entered into with Huntington. Principal and interest on the Term Note are payable in substantially equal monthly payments based on an eight year amortization with a balloon payment of the then remaining principal balance due and payable at the end of the three year term.

The Time Note consists of $1,000,000 having an 18 month term, no scheduled principal payments and a floating interest rate at 30 day LIBOR plus 4.25%. Principal payments on the Time Note are expected to be made with the proceeds of the sale by the Company of excess real estate of closed restaurants. The balance, if any, at the end of the 18 month term will become due and payable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Description of Business. Morgan’s Foods, Inc. (the “Company”), which was formed in 1925, operates through wholly-owned subsidiaries KFC restaurants under franchises from KFC Corporation, Taco Bell restaurants under franchises from Taco Bell Corporation, and Pizza Hut Express restaurants under licenses from Pizza Hut Corporation. As of September 25, 2013, the Company operates 56 KFC restaurants, four Taco Bell restaurants, nine KFC/Taco Bell "2n1's" under franchises from KFC Corporation and franchises from Taco Bell Corporation and three Taco Bell/Pizza Hut Express “2n1’s” under franchises from Taco Bell Corporation and licenses from Pizza Hut Corporation. The Company’s fiscal year is a 52 - 53 week year ending on the Sunday nearest the last day of February.

Summary of Expenses and Operating Income as a Percentage of Revenues

	Twelve Weeks		Twenty-four Weeks Ended
	August 18, 2013	August 12, 2012	August 18, 2013	August 12, 2012
Cost of sales:
Food, paper and beverage	32.8%	32.5%	32.8%	32.5%
Labor and benefits	28.6%	27.9%	28.5%	28.1%
Restaurant operating expenses	26.1%	25.6%	24.9%	25.1%
Depreciation and amortization	3.5%	3.0%	3.4%	3.0%
General and administrative expenses	6.1%	5.8%	5.8%	5.8%
Operating income	0.6%	4.8%	3.3%	4.4%

Revenues The revenue decrease of $890,000 in the quarter ended August 18, 2013 as compared to the prior year quarter was primarily the result of a 3.1%, or $624,000, comparable sales decrease, $360,000 from the permanent closing of a Taco Bell restaurant and a KFC restaurant, partially offset by additional sales of $94,000 for restaurant that were temporarily closed for remodeling in the prior year quarter. The comparable sales decrease was primarily the result of poor sales performance in the KFC concept resulting in a comparable sale decrease of 4.6% for KFC sales only.

The revenue decrease for the twenty-four weeks ended August 18, 2013 as compared to the prior year period was the result of a 1.4%, or $549,000 increase in comparable restaurant revenue, reflecting comparable increases in the first quarter, partially offset by the KFC sales declines in the second quarter, additional sales of $204,000 from the temporary closing of six restaurants for remodeling during the prior year period, offset by $832,000 from the permanent closing of three restaurant locations and $195,000 from the temporary closing of two restaurants for rebuilding or repairs during the current year period.

Cost of Sales - Food, Paper and Beverage Food, paper and beverage costs increased slightly as a percentage of revenue to 32.8% for the quarter ended August 18, 2013 compared to 32.5% for the quarter ended August 12, 2012. The increase in the current year quarter was primarily the result of high levels of food waste caused by the low sales volume of certain products. Food, paper and beverage costs for the twenty-four weeks ended August 18, 2013 also increased slightly to 32.8% compared to 32.5% in the comparable prior year period primarily due to the reasons discussed above.

Cost of Sales - Labor and Benefits Labor and benefits increased as a percentage of revenue for the quarter ended August 18, 2013 to 28.6% compared to 27.6% for the comparable year earlier quarter. The increase was primarily the result of decreased efficiencies due to the lower sales volumes of the KFC products. Labor and benefits increased to 28.5% of revenues for the twenty-four weeks ended August 18, 2013 compared to 28.1% in the comparable prior year period. The increase in labor and benefit expenses was primarily the result of the reasons discussed above.

Restaurant Operating Expenses Restaurant operating expenses increased to 26.1% of revenue in the second quarter of fiscal 2014 compared to 25.6% in the second quarter of fiscal 2013 primarily due to increased repairs and maintenance and general insurance, partially offset by decreased utilities and advertising expense. For the twenty-four weeks ended August 18, 2013, restaurant operating expenses decreased to 24.9% of revenue from 25.1% of revenue in the prior year period primarily due to the reduced utilities and advertising expense.

Depreciation and Amortization Depreciation and amortization of $683,000 for the quarter ended August 18, 2013 increased from $621,000 in the prior year quarter. This increase was a result of an increased balance of tangible assets. Depreciation and amortization of $1,364,000 for the twenty-four weeks ended August 18, 2013 increased from $1,225,000 in the prior year period due to an increased balance of tangible assets.

General and Administrative Expenses General and administrative expenses increased to $1,207,000 in the second quarter of fiscal 2014 compared to $1,190,000 in the first quarter of fiscal 2014. This increase was the result of director fees related to restricted share grants to outside directors, partially offset by the reduction in executive staff and external accountings services. General and administrative expense decreased slightly to $2,375,000 in the twenty-four weeks ended August 18, 2013 compared to $2,384,000 in the twenty-four weeks ended August 12, 2012 due to the reduction in executive staff, and external accounting services, partially offset by the increase related to restricted share grants to outside directors.

Loss on Restaurant Assets The Company experienced a loss on restaurant assets of $472,000 for the second quarter of fiscal 2014 compared to a loss of $88,000 in the comparable prior year quarter. The current fiscal year loss consisted of $200,000 for the wite down of value of two restaurants included in assets held for sale, $149,000 in write downs of restaurants scheduled to be closed, $29,000 related to recording the reserve for disposal of two permanently closed restaurant locations, $31,000 of closed unit expenses and $63,000 of other asset disposals. The prior year includes $53,000 related to recording the reserve for disposal of two permanently closed restaurant locations, $15,000 of closed unit expense, $10,000 of expense related to the sale of one closed restaurant location, and $10,000 of other asset disposal.

The Company experienced a loss on restaurant assets of $531,000 for the twenty-four weeks ended August 18, 2013 compared to a loss of $458,000 for the twenty-four weeks ended August 12, 2012. The current fiscal year loss consisted of $66,000 related to closed unit expenses, $36,000 change in reserve for disposal of two permanently closed leased restaurant locations, $149,000 in write downs of restaurants scheduled to be closed, $81,000 related to the disposal of certain restaurant assets and a $200,000 reduction in the value of assets held for sale of two closed locations. The 2013 loss consisted of $40,000 related to closed unit expense, $148,000 change in reserve for disposal of two permanently closed leased restaurant locations, $163,000 related to the disposal of certain restaurant locations and a $136,000 reduction in the value of assets held for sale of two locations.

Operating Income Operating income decreased to $111,000, or 0.6% of revenue, for the quarter ended August 18, 2013 from $989,000, or 4.8% of revenue, in the prior year quarter. The decrease of $878,000 was the result of the items discussed above. Operating income for the twenty-four weeks ended August 18, 2013 decreased to $1,342,000, or 3.3% of revenue, compared to $1,812,000, or 4.4% of revenue, in the prior year period. The decrease of $470,000 was the result of the items discussed above.

Interest Expense Interest expense on bank debt and notes payable decreased to $154,000 in the second quarter of fiscal 2014 from $217,000 in fiscal 2013 due to lower debt balances. Interest expense from capitalized lease debt decreased to $464,000 in the second quarter of fiscal 2014 from $506,000 in fiscal 2013 due to lower capital lease balances.

Interest expense on bank debt and notes payable decreased to $334,000 in the twenty-four weeks ended August 18, 2013 from $447,000 in twenty-four weeks ended August 12, 2012 due to lower debt balances. Interest expense from capitalized lease debt decreased to $941,000 in the twenty-four weeks ended August 18, 2013 from $1,008,000 in the twenty-four weeks ended August 12, 2012 due to lower capital lease balances.

Other Income and Expense Other income and expense was income of $16,000 for the second quarter and an expense of $66,000 for the first twenty-four weeks of fiscal 2014 compared to income of $12,000 for the second quarter and income of $31,000 for the first twenty-four weeks of fiscal 2013. The twenty-four weeks of fiscal 2014 expense was primarily the result of fees related to the early termination of a Taco Bell franchise agreement.

Provision for Income Taxes The provision for income taxes for the quarter ended August 18, 2013 was $86,000 on a pre-tax loss of $491,000 compared to $72,000 on pre-tax income of $278,000 for the comparable prior year period. The provision consists of a current tax provision of $16,000 and a deferred tax provision of $70,000 compared to a current tax provision of $16,000 and a deferred tax provision of $56,000 for the comparable prior year period.

The provision for income taxes for the twenty-four weeks ended August 18, 2013 was $171,000 on pre-tax income of $1,000 compared to $143,000 on pre-tax income of $388,000 for the comparable prior year period. The components of the tax provision for the twenty-four weeks ended August 18, 2013 were a current tax provision of $32,000 and deferred tax provision of $139,000 compared to a current tax provision of $31,000 and deferred tax provision of $112,000 for the comparable prior year period. The deferred tax provision for the quarter, twenty-four weeks and comparable prior year periods are a result of deferred tax liabilities associated with franchise rights and goodwill that cannot be used in determining net deferred tax assets. The Company continues to fully reserve its net deferred tax assets to zero.

Additionally, the Company has determined that the use of its annual effective tax rate would not be appropriate to record its income taxes because a small change in its estimate of income would result in a large change in its effective tax rate. Accordingly, the Company recorded its income taxes based on its results for the quarter and the twenty-four weeks ended August 18, 2013 and for the comparable prior year periods.

Liquidity and Capital Resources Cash provided by operating activities was $2,811,000 for the twenty-four weeks ended August 18, 2013 compared to $2,040,000 for the twenty-four weeks ended August 12, 2012. Primary factors causing the change were:

●	a net loss of $170,000 in the current year period compared to a net income of $245,000 in the prior year period;
●	decrease of $171,000 in accounts payable and accrued liabilities compared to an decrease of $409,000 in the same categories in the prior year quarter;
●	$139,000 more in depreciation and amortization in the current fiscal year compared to the prior fiscal year;
●	increase of $107,000 in loss on restaurant assets in the current year; and
●	reduction of $363,000 in prepaid expenses in the current year compared to an increase of $38,000 in the prior year.

The increase of accounts payable and accrued liabilities was caused by image enhancement activity and operations platform installation during the second quarter of fiscal 2014. The change in prepaid expenses was due primarily to the relationship of the balance sheet date to the first of the month, affecting prepaid rent and other similar items. The loss on restaurant assets reflects the decrease in carrying value of certain assets held for sale and impairment of the value of a restaurant to be closed and sold. Cash used in investing activities for the current fiscal year of $1,899,000 is the product of remodel capital expenditures and the installation of required systems in both the KFC and Taco Bell restaurants. In the prior year, $1,571,000 of cash used by investing activities consisted primarily of $2,108,000 of cash used in the image enhancement of facilities, and installation of the KFC operations platform, offset by the proceeds from the sale of one restaurant location. The Company made principal payments of $366,000 and payments in advance of scheduled maturities of $1,664,000 during the current fiscal year and received cash from equity transactions of $1,823,000, compared to scheduled principal payments of $24,000 in the comparable prior year quarter. Management believes that its operating cash flows and available cash for the coming year will be sufficient to meet its liquidity and capital resource needs.

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

At August 18, 2013 the Company’s term loan credit agreement requires the maintenance of a consolidated debt service coverage ratio of (“DSCR”) 1.80 to 1 or greater regarding all of the Company’s debt. Debt service coverage ratios are calculated by dividing the cash flow before taxes and debt service (“EBITDA”) for the previous 12 months by the debt service payable for the same period. The Company’s term loan also requires a consolidated debt to EBITDA (“Leverage”) ratio of 2.50 or less, minimum EBITDA of $3.0 million, maximum of $4.0 million in annual capital expenditures and minimum unencumbered cash of $1.5 million. The ratios are computed quarterly. At the end of the second quarter of fiscal 2014, the Company had a DSCR of 3.33 and a Leverage ratio of 1.5, being in compliance with all of the required ratios.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has incurred losses in fiscal years 2013 and 2012 and has negative working capital and an accumulated deficit at August 18, 2013.  The Company has managed its liquidity in fiscal 2013 and will manage its liquidity in fiscal 2014 through the refinancing of debt, the sale and leaseback of restaurant properties and the sale of additional equity.  Should the Company have difficulty meeting its forecasts, this could have an adverse effect on its liquidity position. Management has taken actions to improve its cash flows, including closely monitoring its expenses and store closings for underperforming stores and expects to be able to achieve its forecast for fiscal 2014. However, there can be no assurances that our cash flow will be sufficient to allow us to continue as a going concern if we are unable to meet our projections.

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

ASU 2013-10 Derivatives and Hedging Topic 815, July 2013

Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes, effective for swaps entered into after July 17, 2013. This release allows the use of the overnight index swap rate as an additional benchmark for hedge accounting treatment. Management has determined that the application of this standard will not have a material effect on the financial statements of the Company.

ASU 2013-11 Income Taxes Topic 740, July 2013

Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, effective for fiscal years beginning after 12-15-13. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. Management has determined that the application of this standard did not have a material effect on the financial statements of the Company.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Essentially all of the Company’s debt comprising approximately $6.2 million of principal balance has a variable rate which is adjusted monthly. A one percent increase in the variable rate base (90 day LIBOR) of the loans at the beginning of the year would not increase the Company’s annual interest costs as there is more than a 4% difference between the minimum interest rate and the calculated variable rate. The Company may choose to offset all, or a portion of its future risk through the use of interest rate swaps or caps. The Company does not enter into derivative financial investments for trading or speculation purposes. Also, the Company is subject to volatility in food costs as a result of market risk and we manage that risk through the use of a franchisee purchasing cooperative which uses longer term purchasing contracts. Our ability to recover increased costs through higher pricing is, at times, limited by the competitive environment in which we operate. The Company believes that its market risk exposure is not material to the Company’s financial position, liquidity or results of operations.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”) carried out an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Company’s PEO and PFO concluded that our disclosure controls and procedures were effective as of August 18, 2013.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended August 18, 2013 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

MORGAN’S FOODS, INC.

/s/ Kenneth L. Hignett
Kenneth L. Hignett
Senior Vice President,
Chief Financial Officer and Secretary
September 30, 2013

INDEX TO EXHIBITS

Exhibit
Number	Exhibit Description

4.1	First Amendment to the Amended and Restated Shareholder Rights Agreement, dated July 8, 2013 between the Company and Computershare (1)
31.1	Certification of the President and Interim Chief Executive Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Senior Vice President, Chief Financial Officer & Secretary pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the President and Interim Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Senior Vice President, Chief Financial Officer and Secretary pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	INSXBRL Instance
101	SCHXBRL Taxonomy Extension Schema
101	CALXBRL Taxonomy Extension Calculation
101	DEFXBRL Taxonomy Extension Definition
101	LABXBRL Taxonomy Extension Labels
101	PREXBRL Taxonomy Extension Presentation

(1)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on July 9, 2013