Form 10-Q
period 2013-11-10
MORGANS FOODS INC
filed 2013-12-20
CIK 68145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended November 10, 2013

or

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

Yes ☐ No ☑

As of December 18, 2013, the issuer had 4,048,147 common shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MORGAN’S FOODS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Quarter Ended
	November 10, 2013	November 4, 2012
Revenues	$19,050,000	$20,060,000

Cost of sales:
Food, paper and beverage	6,137,000	6,466,000
Labor and benefits	5,448,000	5,747,000
Restaurant operating expenses	4,635,000	5,073,000
Depreciation and amortization	707,000	644,000
General and administrative expenses	1,068,000	1,140,000
Loss on restaurant assets	205,000	106,000
Operating income	850,000	884,000
Interest expense:
Bank debt and notes payable	127,000	200,000
Capital leases	465,000	504,000
Other (income) and expense, net	372,000	(16,000)
Unrealized loss on derivatives	130,000	-
Income (loss) before income taxes	(244,000)	196,000
Provision for income taxes	63,000	71,000
Net income (loss)	$(307,000)	$125,000
Basic net income (loss) per common share:	$(0.08)	$0.04
Diluted net income (loss) per common share:	$(0.08)	$0.04

Basic weighted average number of shares outstanding	4,044,147	2,934,995
Diluted weighted average number of shares outstanding	4,044,147	2,984,694

See notes to these consolidated financial statements.

MORGAN’S FOODS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Thirty-six Weeks Ended
	November 10, 2013	November 4, 2012
Revenues	$59,732,000	$61,016,000

Cost of sales:
Food, paper and beverage	19,482,000	19,769,000
Labor and benefits	17,049,000	17,261,000
Restaurant operating expenses	14,759,000	15,333,000
Depreciation and amortization	2,071,000	1,869,000
General and administrative expenses	3,443,000	3,524,000
Loss on restaurant assets	736,000	564,000
Operating income	2,192,000	2,696,000
Interest expense:
Bank debt and notes payable	461,000	647,000
Capital leases	1,406,000	1,512,000
Other (income) and expense, net	438,000	(47,000)
Unrealized loss on derivatives	130,000	-
Income (loss) before income taxes	(243,000)	584,000
Provision for income taxes	234,000	214,000
Net income (loss)	$(477,000)	$370,000
Basic net income (loss) per common share:	$(0.12)	$0.13
Diluted net income (loss) per common share:	$(0.12)	$0.13

Basic weighted average number of shares outstanding	3,875,374	2,934,995
Diluted weighted average number of shares outstanding	3,875,374	2,953,294

See notes to these consolidated financial statements.

MORGAN’S FOODS, INC.

CONSOLIDATED BALANCE SHEET

	November 10, 2013	March 3, 2013
	(UNAUDITED)
ASSETS
Current assets:
Cash and equivalents	$2,676,000	$2,971,000
Restricted cash	2,773,000	350,000
Receivables	459,000	609,000
Inventories	739,000	724,000
Prepaid expenses	650,000	812,000
Assets held for sale	1,120,000	583,000
Total current assets	8,417,000	6,049,000
Property and equipment:
Land	350,000	1,075,000
Buildings and improvements	2,130,000	2,639,000
Property under capital leases	23,989,000	22,969,000
Leasehold improvements	12,463,000	12,308,000
Equipment, furniture and fixtures	18,691,000	18,870,000
Construction in progress	420,000	26,000
Total property and equipment	58,043,000	57,887,000
Less accumulated depreciation and amortization	23,244,000	23,486,000
Net book value of property and equipment	34,799,000	34,401,000

Other assets	352,000	411,000
Franchise agreements, net	591,000	689,000
Goodwill	8,896,000	8,950,000
Total assets	$53,055,000	$50,500,000
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Long-term debt, current	$942,000	$878,000
Current maturities of capital lease obligations	367,000	304,000
Accounts payable	3,250,000	3,297,000
Accrued liabilities	3,749,000	3,800,000
Total current liabilities	8,308,000	8,279,000

Long-term debt	7,789,000	7,338,000
Long-term capital lease obligations	22,839,000	22,079,000
Other long-term liabilities	10,541,000	10,812,000
Deferred tax liabilities	3,367,000	3,175,000

SHAREHOLDERS' EQUITY (DEFICIT)
Preferred shares, 1,000,000 shares authorized, no shares outstanding	-	-
Common shares, no par value
Authorized shares - 25,000,000
Issued shares - 4,073,557 and 2,969,405	41,000	30,000
Treasury shares -25,410 and 34,410	(60,000)	(81,000)
Capital in excess of stated value	31,327,000	29,488,000
Accumulated deficit	(31,097,000)	(30,620,000)
Total shareholders' equity (deficit)	211,000	(1,183,000)
Total liabilities & shareholders' equity (deficit)	$53,055,000	$50,500,000

See notes to these consolidated financial statements

MORGAN’S FOODS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

					Capital in		Total Shareholders'
	Common Shares		Treasury Shares		Excess of	Accumulated	Equity
	Shares	Amount	Shares	Amount	Stated Value	Deficit	(Deficit)
Balance March 3, 2013	2,969,405	$30,000	(34,410)	$(81,000)	$29,488,000	$(30,620,000)	$(1,183,000)
Exercise of share options	21,333	200	9,000	21,000	24,000	-	45,200
Share grant compensation	30,569	300	-	-	107,000	-	107,300
Issuance of shares	1,052,250	10,500	-	-	1,708,000	-	1,718,500
Net loss	-	-	-	-	-	(477,000)	(477,000)
Balance November 10, 2013	4,073,557	$41,000	(25,410)	$(60,000)	$31,327,000	$(31,097,000)	$211,000

See notes to these consolidated financial statements.

MORGAN’S FOODS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Thirty-six Weeks Ended
	November 10, 2013	November 4, 2012
Cash flows from operating activities:
Net income (loss)	$(477,000)	$370,000
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	2,071,000	1,869,000
Amortization of deferred financing costs	333,000	60,000
Amortization of supply agreement advances	(648,000)	(640,000)
Funding from supply agreements	770,000	755,000
Deferred income taxes	192,000	168,000
Loss on restaurant assets	736,000	564,000
Change in fair value of derivatives	130,000	-
Changes in assets and liabilities:
Receivables	120,000	(70,000)
Inventories	(15,000)	(71,000)
Prepaid expenses	162,000	(394,000)
Other assets	18,000	16,000
Accounts payable	(149,000)	(380,000)
Accrued liabilities	(343,000)	(114,000)
Net cash, operating activities	2,900,000	2,133,000
Cash flows from investing activities:
Proceeds from sale of restaurants	131,000	541,000
Capital expenditures	(2,800,000)	(3,633,000)
Restricted cash	(2,423,000)	57,000
Net cash, investing activities	(5,092,000)	(3,035,000)
Cash flows from financing activities:
Proceeds from long-term borrowings	8,930,000	-
Additions to deferred financing costs	(292,000)	-
Principal payments on long-term debt	(647,000)	(36,000)
Principal payments on capital lease obligations	(197,000)	(63,000)
Bank debt repayment in advance	(7,768,000)	-
Cash from stock transactions	1,871,000	-
Net cash, financing activities	1,897,000	(99,000)
Net change in cash and equivalents	(295,000)	(1,001,000)
Cash and equivalents, beginning balance	2,971,000	3,455,000
Cash and equivalents, ending balance	$2,676,000	$2,454,000

Interest paid on debt and capitalized leases	$1,732,000	$2,156,000
Cash payments for income taxes	$61,000	$34,000

See notes to these consolidated financial statements.

MORGAN’S FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The interim consolidated financial statements of Morgan's Foods, Inc. (the “Company”) have been prepared without audit. In the opinion of Company management, all adjustments have been included. Unless otherwise disclosed, all adjustments consist only of normal recurring adjustments necessary for a fair statement of results of operations for the interim periods. These unaudited financial statements have been prepared using the same accounting principles that were used in preparation of the Company’s annual report on Form 10-K for the year ended March 3, 2013. Certain prior period amounts have been reclassified to conform to current period presentations. The results of operations for the thirty-six weeks ended November 10, 2013 are not necessarily indicative of the results to be expected for the full year. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the fiscal year ended March 3, 2013.

The Company’s bank debt is reported at historical cost and is almost entirely comprised of variable rate borrowings. The market for variable rate debt for restaurant financing is currently extremely limited. The Company’s debt is not publicly traded and there are few lenders or financing transactions for similar debt in the marketplace at this time. Management has concluded that it is not practicable to estimate the fair value of the Company’s debt as of November 10, 2013.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has incurred losses in fiscal years 2013 and 2012 and has an accumulated deficit at November 10, 2013.  The Company has managed its liquidity in fiscal 2013 and will manage its liquidity in fiscal 2014 through the refinancing of debt, the sale and leaseback of restaurant properties and the sale of additional equity.  Should the Company have difficulty meeting its forecasts, this could have an adverse effect on its liquidity position. The Company has taken actions to improve its cash flows, including closely monitoring its expenses and store closings for underperforming stores and expects to be able to achieve its forecast for fiscal 2014. However, there can be no assurances that our cash flow will be sufficient to allow us to continue as a going concern if we are unable to meet our projections.

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

ASU 2013-11 Income Taxes Topic 740, July 2013

Provides for the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists, effective for fiscal years beginning after December 15, 2013. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if available and a company has the intent and ability to use for such purpose. Management has determined that the application of this standard will not have a material effect on the financial statements of the Company.

In September 2013, the Internal Revenue Service issued final regulations governing the income tax treatment of acquisitions, dispositions, and repairs of tangible property. Taxpayers are required to follow the new regulations in taxable years beginning on or after January 1, 2014.  Management is currently assessing the impact of the regulations and does not expect they will have a material impact on the Company’s financial statements.

NOTE 3 – NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is based on the combined weighted average number of shares outstanding, which includes the assumed exercise, or conversion of options. In computing diluted net income per common share the Company has utilized the treasury stock method. The following table reconciles the difference between basic and diluted earnings per common share:

	Quarter ended November 10, 2013			Quarter ended November 4, 2012
	Net income (Numerator)	Shares (Denominator)	Per Share Amount	Net income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Income (loss) available to common shareholders	$(307,000)	4,044,147	$(0.08)	$125,000	2,934,995	$0.04
Effect of Dilutive Securities
Weighted Average Stock Options	-	-		-	49,699
Diluted EPS
Income (loss) available to common shareholders	$(307,000)	4,044,147	$(0.08)	$125,000	2,984,694	$0.04

	Thirty-six weeks ended November 10, 2013			Thirty-six weeks ended November 4, 2012
	Net income (Numerator)	Shares (Denominator)	Per Share Amount	Net income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Income (loss) available to common shareholders	$(477,000)	3,875,374	$(0.12)	$370,000	2,934,995	$0.13
Effect of Dilutive Securities
Weighted Average Stock Options	-	-		-	18,299
Diluted EPS
Income (loss) available to common shareholders	$(477,000)	3,875,374	$(0.12)	$370,000	2,953,294	$0.13

Weighted average stock options of 67,139 shares for the quarter ended November 10, 2013 and 66,192 shares for the thirty-six weeks ended November 10, 2013 have been excluded from the calculations of diluted earnings per share because there was a net loss in those periods.

NOTE 4 – DEBT

On August 22, 2013 the Company entered into a new loan agreement, comprising two loan facilities, with Huntington National Bank, a national banking association (“Huntington”). The Loan Agreement contains two new loan facilities that, in addition to funding the cash remodel reserve, were used to pay off the Company’s outstanding loan balance of $6,104,000, which carried an interest rate of 9.0%, the lender, Fortress Credit Corp. (“Fortress”), and a prepayment penalty of 1.0% of the balance. The two facilities under the Loan Agreement consist of a term loan and a time loan in the total amount of $8,930,000. The refinance transaction resulted in the write-off of deferred financing costs of $275,000 and prepayment penalties of $61,000.

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

The Company’s interest rate swap agreement (the "Swap") with Huntington National Bank had a notional amount at inception equal to the beginning balance of the Term Note, $7,930,000, and amortizes according to the same schedule to hedge its exposure to the variable interest rate of the Term Note. The Company has not designated the Swap as an effective hedge, therefore unrealized changes in the fair value of the Swap will be shown in the Company’s consolidated statements of operation as either income or expense and the fair value will be shown on the Company’s consolidated balance sheet as an asset or liability, as applicable. The critical terms of the Swap are aligned with the terms of the Term Note, including maturity of August 10, 2016.

Under the Swap, the Company pays a fixed interest rate of 5.44% and it receives a variable interest rate equal to the 30 day London Interbank Offered Rate ("LIBOR") plus 4.25%. The Swap settles monthly on the same date as the payments are due on the Term Note.  The difference between amounts to be received and paid under the Swap is recognized as a component of interest expense on the consolidated statements of operations. The Swap increased interest expense by $17,000 for the quarter and year to date ended November 10, 2013. The market value of the Swap as of November 10, 2013 was a liability of $130,000.

The Time Note consists of $1,000,000 having an 18 month term, no scheduled principal payments and a floating interest rate at 30 day LIBOR plus 4.25%. Principal payments on the Time Note are expected to be made with the proceeds of the sales by the Company of excess real estate of closed restaurants. The balance, if any, at the end of the 18 month term will become due and payable. As of November 10, 2013, the Time Note had a balance of $865,000.

During the fiscal third quarter, on October 12, 2013, the Company entered into a capitalized lease for a new KFC restaurant in Pennsylvania which replaced an older facility for which the Company owns the land and building. The term of the lease is 20 years and resulted in the recording of an asset and liability in the amount of $1,020,000.

At November 10, 2013 the Company’s term loan credit agreement requires the maintenance of a consolidated fixed charge coverage ratio (“FCCR”) of 1.15 or greater regarding all of the Company’s debt. The FCCR is calculated by dividing the cash flow before taxes, debt service and rent (“EBITDAR”) for the previous 12 months by the debt service and capital expenditures less the cash remodel reserve payable for the same period. The Company’s term loan also requires a consolidated cash adjusted leverage ratio (“Leverage”) of not greater than 5.25. Leverage is calculated by dividing the sum of debt and 8 times lease payments less cash, including the remodel reserve, by EBITDAR. The ratios are computed quarterly. At the end of the third quarter of fiscal 2014, the Company had a FCCR of 1.31 and a Leverage ratio of 5.07, being in compliance with all of the required ratios.

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

At the Company’s annual meeting on June 25, 1999 the shareholders approved the Key Employees Stock Option Plan. This plan allows the granting of options covering 291,000 common shares and has essentially the same provisions as the Stock Option Plan for Executives and Managers which was discussed above. Options for 129,850 shares were granted to executives and managers of the Company on January 7, 2000 at an exercise price of $3.00. Options for 11,500 shares were granted to executives on April 27, 2001 at an exercise price of $.85, all of which have either expired or been exercised. Options for 149,650 common shares were granted on November 6, 2008 at the closing price on that day of $1.50 per share of which 114,317 are currently outstanding. The options vested in six months and expire ten years after date of issue.

As of November 10, 2013, a total of 114,667 options were outstanding, fully vested and exercisable at a weighted average exercise price of $1.50 per share. Options for 8,000 shares were exercised during the third quarter of fiscal 2014. No options are available for grant and no options were granted during the current year period. The Company recorded no compensation expense during the current year period related to stock options.

The following table summarizes information about stock options outstanding at November 10, 2013:

Exercise Prices	Outstanding 11-10-13	Average Life	Number Exercisable
1.50	114,667	4.9	114,667

On April 9, 2013, the Board of Directors approved a Long-Term Incentive Plan, (“LTIP”) reserving 150,000 common shares of the Company for issuance under the LTIP. On April 9, 2013, 30,569 restricted common shares were granted under the LTIP to outside directors of the Company, leaving 119,431 shares available for future grant under the LTIP. The shares issued under the LTIP vest in six months and compensation expense related to such shares totaled $36,000 for the third quarter and $107,000 for the full year which completes the compensation expense for the grants. Additional information regarding the LTIP may be found in a report on Form 8-K filed with the SEC on April 15, 2013.

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

The franchise agreements with KFC and Taco Bell Corporation require the Company to upgrade and remodel its restaurants to comply with the franchisors’ current standards within agreed upon timeframes and the franchisor may terminate the franchise agreement for failure to meet those requirements. In the case of a restaurant containing two concepts, even though only one is required to be remodeled, additional costs will be incurred because the dual concept restaurant is generally larger and contains more equipment and signage than the single concept restaurant. If a property is of usable size and configuration, the Company can perform an image enhancement to bring the building to the current image of the franchisor. If the property has a deficiency which would render it unsuitable, the Company would need to relocate the restaurant to another location within the trade area to meet the franchisor’s requirements. The capital requirements for the KFC branded restaurants are included in the schedule based on the requirements of the KFC Remodel Agreement as amended and the Taco Bell restaurants are shown at the time required by the Taco Bell remodel program implemented during the fiscal 2014 third quarter.

Number of Units	Period	Type	Capital Cost (1)
4	Fiscal 2015	Remodels	900,000
7	Fiscal 2016	Remodels	1,655,000
4	Fiscal 2017	Remodels	1,000,000
1	Fiscal 2017	Refresh (2)	100,000
1	Fiscal 2017	Taco Bell	350,000
	Total 2017		1,450,000
3	Fiscal 2018	Remodels	790,000
1	Fiscal 2018	Refresh (2)	100,000
1	Fiscal 2018	Taco Bell	350,000
	Total 2018		1,240,000
4	Fiscal 2019	Remodels	940,000
1	Fiscal 2019	Taco Bell	350,000
	Total 2019		1,290,000
7	Fiscal 2020	Refresh (2)	675,000
7	Fiscal 2021	Refresh (2)	675,000
7	Fiscal 2022	Refresh (2)	650,000
1	Fiscal 2022	Taco Bell	350,000
	Total 2022		1,000,000
8	Fiscal 2023	Refresh (2)	725,000
1	Fiscal 2023	Taco Bell	350,000
	Total 2023		1,075,000
1	Fiscal 2024	Taco Bell	350,000
1	Fiscal 2025	Refresh (2)	75,000
1	Fiscal 2025	Taco Bell	350,000
	Total 2025		425,000
61	Total		$10,735,000

(1) These amounts are based on estimates of current construction costs and actual costs may vary.

(2) Reflects the estimated cost of dining room update and exterior paint and refurbishment on restaurants previously remodeled to the current image. Costs may also include the addition of equipment such as coolers necessary to meet Franchisor standards.

In addition to the various facilities actions listed on the table above, the Company is obligated to spend an additional amount of approximately $1,000,000 by the end of calendar year 2014 to install the KFC operations platform consisting of a new point of sale system and related reporting and management systems, new food holding cabinets that improve the quality of product held for sale and a new drive-thru speed of service system in all of its KFC and KFC/Taco Bell "2n1" restaurants. The Company has spent approximately $1,425,000 to date on the operations platform and POS devices for its KFC and Taco Bell restaurants. During the third quarter, the Company completed the relocation of one of its restaurants in Pennsylvania. The new restaurant is a leased facility and the Company owns the land and building of the former location which is under contract to be sold but the transaction had not closed as of the date of this report.

Capital expenditures to meet the image requirements of the franchisors and additional capital expenditures on those same restaurants being image enhanced are a large portion of the Company’s annual capital expenditures. However, the Company also has made and may make capital expenditures on restaurant properties not included on the foregoing schedule for upgrades or replacement of capital items appropriate for the continued successful operation of its restaurants. The Company may not be able to finance capital expenditures in the volume and time horizon required by the image enhancement deadlines solely from existing cash balances and existing cash flow and the Company may have to utilize financing for a portion of the capital expenditures. The Company may use debt and build to suit or sale/leaseback financing but has no commitments for any financing at this time.

There can be no assurance that the Company will be able to accomplish the image enhancements and relocations required in the franchise agreements on terms acceptable to the Company. If the Company is unable to meet the requirements of a franchise agreement, the franchisor may choose to extend the time allowed for compliance or may terminate the franchise agreement for the affected location.

NOTE 7 – ASSET ACTIVITIES

The Company owns the land and building of six closed KFC restaurants, all of which are listed for sale and are shown on the Company’s consolidated balance sheet as Assets Held for Sale as of November 10, 2013. Three of the restaurants were closed during the Company’s fiscal third quarter, one of which was due to relocation of the restaurant operation. Additionally, the Company closed a KFC restaurant in Ohio during the third quarter and sold the land and building.

The Company experienced a loss on restaurant assets of $205,000 for the third quarter of fiscal 2014 consisting of $30,000 related to recording the reserve for disposal of two permanently closed restaurant locations, $36,000 of closed unit expenses, a charge to goodwill related to the sale of one property of $53,000 and $86,000 of other asset disposals.

The loss on restaurant assets of $736,000 for the thirty-six weeks ended November 10, 2013 consisted of $102,000 related to closed unit expense, $66,000 change in reserve for the disposal of two permanently closed leased restaurant locations, $149,000 in write downs of sold restaurants, $166,000 related to the disposal of certain restaurant assets, a charge to goodwill related to the sale of one property of $53,000 and a $200,000 reduction in the value of assets held for sale of two closed locations.

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

NOTE 10 – SUBSEQUENT EVENTS

On November 24, 2013, subsequent to the balance sheet date, the Company closed a restaurant in St. Louis, MO for which it owns the land and building and has it listed for sale. On December 18, 2013, subsequent to the balance sheet date, the Company completed the sale of a closed restaurant location in Ballwin, MO for net proceeds of $224,000 and resulting in a write off of goodwill in the amount of $104,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Description of Business. Morgan’s Foods, Inc. (the “Company”), which was formed in 1925, operates through wholly-owned subsidiaries KFC restaurants under franchises from KFC Corporation, Taco Bell restaurants under franchises from Taco Bell Corporation, and Pizza Hut Express restaurants under licenses from Pizza Hut Corporation. As of December 18, 2013, the Company operates 53 KFC restaurants, four Taco Bell restaurants, nine KFC/Taco Bell "2n1's" under franchises from KFC Corporation and franchises from Taco Bell Corporation and three Taco Bell/Pizza Hut Express “2n1’s” under franchises from Taco Bell Corporation and licenses from Pizza Hut Corporation. The Company’s fiscal year is a 52 - 53 week year ending on the Sunday nearest the last day of February.

Summary of Expenses and Operating Income as a Percentage of Revenues

	Twelve Weeks Ended		Thirty-six Weeks Ended
	November 10, 2013	November 4, 2012	November 10, 2013	November 4, 2012
Cost of sales:
Food, paper and beverage	32.2%	32.2%	32.6%	32.4%
Labor and benefits	28.6%	28.6%	28.5%	28.3%
Restaurant operating expenses	24.3%	25.3%	24.7%	25.1%
Depreciation and amortization	3.7%	3.2%	3.5%	3.1%
General and administrative expenses	5.6%	5.7%	5.8%	5.8%
Operating income	4.5%	4.4%	3.7%	4.4%

Revenues The revenue decrease of $1,010,000 in the quarter ended November 10, 2013 as compared to the prior year quarter was primarily the result of a 3.0%, or $585,000, comparable sales decrease, $511,000 from the permanent closing of a Taco Bell restaurant and three KFC restaurants, partially offset by additional sales of $64,000 for restaurants that were temporarily closed for remodeling in the prior year quarter. The comparable sales decrease was primarily the result of poor sales performance in the KFC concept resulting in a comparable sales decrease of 4.3% for KFC sales only.

The revenue decrease of $1,284,000 for the thirty-six weeks ended November 10, 2013 as compared to the prior year period was the result of a 0.1%, or $37,000, decrease in comparable restaurant revenue, reflecting comparable increases in the first quarter offset by the KFC sales declines in the second and third quarters, additional sales of $268,000 from the temporary closing of eight restaurants for remodeling during the prior year period, offset by $1,314,000 from the permanent closing of three restaurant locations and $202,000 from the temporary closing of five restaurants for rebuilding or repairs during the current year period.

Cost of Sales - Food, Paper and Beverage Food, paper and beverage costs remained the same as a percentage of revenue at 32.2% for both the current year and prior year quarters. Food, paper and beverage costs for the thirty-six weeks ended November 10, 2013 increased slightly to 32.6% compared to 32.4% in the comparable prior year period.

Cost of Sales - Labor and Benefits Labor and benefits remained the same as a percentage of revenue at 28.6% for both the current year and prior year quarters. Labor and benefits increased slightly to 28.5% of revenue for the thirty-six weeks ended November 10, 2013 compared to 28.3% of revenue in the comparable prior year period.

Restaurant Operating Expenses Restaurant operating expenses decreased to 24.3% of revenue in the third quarter of fiscal 2014 compared to 25.3% of revenue in the third quarter of fiscal 2013 primarily due to decreased expenses for manager bonuses, advertising, repairs and maintenance and utilities. For the thirty-six weeks ended November 10, 2013, restaurant operating expenses decreased to 24.7% of revenue from 25.1% of revenue in the prior year period primarily due to reduced utilities, manager bonuses and advertising expense.

Depreciation and Amortization Depreciation and amortization of $707,000 for the quarter ended November 10, 2013 increased from $644,000 in the prior year quarter. This increase was a result of an increased balance of tangible assets. Depreciation and amortization of $2,071,000 for the thirty-six weeks ended November 10, 2013 increased from $1,869,000 in the prior year period due to an increased balance of tangible assets.

General and Administrative Expenses General and administrative expenses decreased to $1,068,000 in the third quarter of fiscal 2014 compared to $1,140,000 in the third quarter of fiscal 2014. This decrease was the result of reduction in executive staff and related benefits, partially offset by increased director fees related to restricted share grants to outside directors. General and administrative expense decreased slightly to $3,443,000 in the thirty-six weeks ended November 10, 2013 compared to $3,524,000 in the thirty-six weeks ended November 4, 2012 due to the reduction in executive staff and related benefits, and external accounting services, partially offset by the increase related to restricted share grants to outside directors.

Loss on Restaurant Assets  The Company experienced a loss on restaurant assets of $205,000 for the third quarter of fiscal 2014 compared to a loss of $106,000 in the comparable prior year quarter. The current fiscal year loss consisted of $30,000 related to recording the reserve for disposal of two permanently closed restaurant locations, $36,000 of closed unit expenses, a charge to goodwill related to the sale of one property of $53,000 and $86,000 of other asset disposals. The prior year included $76,000 related to recording the reserve for disposal of two permanently closed restaurant locations, $16,000 of closed unit expense, and $14,000 of other asset disposal.

The Company experienced a loss on restaurant assets of $736,000 for the thirty-six weeks ended November 10, 2013 compared to a loss of $564,000 for the thirty-six weeks ended November 4, 2012. The current fiscal year loss consisted of $102,000 related to closed unit expense, $66,000 change in reserve for the disposal of two permanently closed leased restaurant locations, $149,000 in write downs of sold restaurants, $166,000 related to the disposal of certain restaurant assets, a charge to goodwill related to the sale of one property of $53,000 and a $200,000 reduction in the value of assets held for sale of two closed locations.  The fiscal 2013 loss consisted of $56,000 related to closed unit expense, $223,000 change in reserve for the disposal of two permanently closed leased restaurant locations, $26,000 related to the disposal of certain restaurant locations, a charge to goodwill related to the sale of three properties of $123,000, and a $136,000 reduction in the value of assets held for sale of two closed locations and the sale of four closed locations.

Operating Income  Operating income decreased slightly to $850,000, or 4.5% of revenue, for the quarter ended November 10, 2013 from $884,000, or 4.4% of revenue, in the prior year quarter. The decrease of $34,000 was the result of the items discussed above. Operating income for the thirty-six weeks ended November 10, 2013 decreased to $2,192,000, or 3.7% of revenue, compared to $2,696,000, or 4.4% of revenue, in the prior year period. The decrease of $479,000 was the result of the items discussed above.

Interest Expense  Interest expense on bank debt and notes payable decreased to $127,000 in the third quarter of fiscal 2014 from $200,000 in fiscal 2013 due to lower interest rates on new debt balances. Interest expense from capitalized lease debt decreased to $465,000 in the third quarter of fiscal 2014 from $504,000 in fiscal 2013 due to lower capital lease balances.

Interest expense on bank debt and notes payable decreased to $461,000 in the thirty-six weeks ended November 10, 2013 from $647,000 in the thirty-six weeks ended November 4, 2012 due to lower interest rates on new debt balances. Interest expense from capitalized lease debt decreased to $1,406,000 in the thirty-six weeks ended November 10, 2013 from $1,512,000 in the thirty-six weeks ended November 4, 2012 due to lower capital lease balances.

Other Income and Expense  Other income and expense was an expense of $372,000 for the third quarter and an expense of $438,000 for the first thirty-six weeks of fiscal 2014 compared to income of $16,000 for the third quarter and income of $47,000 for the first thirty-six weeks of fiscal 2013. The thirty-six weeks of fiscal 2014 expense was primarily the result of fees related to the early termination of a Taco Bell franchise agreement and the write off of deferred financing expenses related to the refinancing of the Company’s debt on August 22, 2013.

Unrealized Loss on Derivatives  The loss of $130,000 reflects the change in the fair value of an interest rate swap entered into on August 23, 2013 to offset the changes in interest on the Company’s variable rate bank debt and has no effect on the Company’s cash flow. The swap has a maturity of August 10, 2016 and at that date will have a zero value. If the Company holds the interest rate swap to maturity, as planned, the net effect of the gains and losses over the term will be zero.

Provision for Income Taxes  The provision for income taxes for the quarter ended November 10, 2013 was $63,000 on a pre-tax loss of $244,000 compared to $71,000 on pre-tax income of $196,000 for the comparable prior year period. The provision consists of a current tax provision of $10,000 and a deferred tax provision of $53,000 compared to a current tax provision of $15,000 and a deferred tax provision of $56,000 for the comparable prior year period.

The provision for income taxes for the thirty-six weeks ended November 10, 2013 was $234,000 on a pre-tax loss of $243,000 compared to $214,000 on pre-tax income of $584,000 for the comparable prior year period. The components of the tax provision for the thirty-six weeks ended November 10, 2013 were a current tax provision of $42,000 and a deferred tax provision of $192,000 compared to a current tax provision of $46,000 and a deferred tax provision of $168,000 for the comparable prior year period. The deferred tax provision for the quarter, thirty-six weeks and comparable prior year periods are a result of deferred tax liabilities associated with franchise rights and goodwill that cannot be used in determining net deferred tax assets. The Company continues to fully reserve its net deferred tax assets to zero.

Additionally, the Company has determined that the use of its annual effective tax rate would not be appropriate to record its income taxes because a small change in its estimate of income would result in a large change in its effective tax rate. Accordingly, the Company recorded its income taxes based on its results for the quarter and the thirty-six weeks ended November 10, 2013 and for the comparable prior year periods.

Liquidity and Capital Resources  Cash provided by operating activities was $2,900,000 for the thirty-six weeks ended November 10, 2013 compared to $2,133,000 for the thirty-six weeks ended November 4, 2012. Primary factors causing the change were:

●	a net loss of $477,000 in the current year period compared to a net income of $370,000 in the prior year period;
●	$202,000 more in depreciation and amortization in the current fiscal year compared to the prior fiscal year;
●	increase of $172,000 in loss on restaurant assets in the current year;
●	$130,000 of unrealized loss on the change in fair value of derivatives in the current year;
●	reduction of $162,000 in prepaid expenses in the current year compared to an increase of $394,000 in the prior year;
●	$273,000 more in amortization of deferred financing costs in the current fiscal year compared to the prior fiscal year;
●	reduction of $120,000 in receivables in the current year compared to an increase of $70,000 in the prior year; and
●	$56,000 less of increase in inventories in the current year compared to the prior year.

The change in prepaid expenses was due primarily to the relationship of the balance sheet date to the first of the month, affecting prepaid rent and other similar items. The loss on restaurant assets reflects the decrease in carrying value of certain assets held for sale and impairment of the value of a restaurant to be sold. The increase in amortization of deferred financing costs reflects the write off related to the refinancing of the Company’s debt. The decrease in receivables in the current fiscal year was primarily the result of the receipt of beverage vendor rebates during the year. Cash used in investing activities for the current fiscal year of $5,092,000 is the product of remodel capital expenditures and the establishment of the $2,500,000 cash remodel reserve required by the bank financing arrangement. In the prior year, the $3,035,000 of cash used by investing activities consisted primarily of $3,633,000 of cash used in the image enhancement of facilities, and installation of the KFC operations platform, offset by the proceeds from the sale of restaurant locations. The Company made principal payments of $647,000 and payments in advance of scheduled maturities of $7,768,000, received $8,930,000 of proceeds from new borrowings offset by $292,000 of additions to deferred financing costs and received cash from equity transactions of $1,871,000 in the current fiscal year, compared to scheduled principal payments of $36,000 in the comparable prior year quarter. Management believes that its operating cash flows and available cash for the coming year will be sufficient to meet its liquidity and capital resource needs.

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

On August 22, 2013 the Company entered into a new loan agreement, comprising two loan facilities, with Huntington National Bank, a national banking association (“Huntington”). The Loan Agreement contains two new loan facilities that, in addition to funding the cash remodel reserve, were used to pay off the Company’s outstanding loan balance of $6,104,000, which carried an interest rate of 9.0%, the lender, Fortress Credit Corp. (“Fortress”), and a prepayment penalty of 1.0% of the balance. The two facilities under the Loan Agreement consist of a term loan and a time loan in the total amount of $8,930,000. The refinance transaction resulted in the write-off of deferred financing costs of $275,000 and prepayment penalties of $61,000.

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

The Company’s interest rate swap agreement (the "Swap") with Huntington National Bank had a notional amount at inception equal to the beginning balance of the Term Note, $7,930,000, and amortizes according to the same schedule to hedge its exposure to the variable interest rate of the Term Note. The Company has not designated the Swap as an effective hedge, therefore unrealized changes in the fair value of the Swap will be shown in the Company’s consolidated statements of operation as either income or expense and the fair value will be shown on the Company’s consolidated balance sheet as an asset or liability, as applicable. The critical terms of the Swap are aligned with the terms of the Term Note, including maturity of August 10, 2016.

Under the Swap, the Company pays a fixed interest rate of 5.44% and it receives a variable interest rate equal to the 30 day London Interbank Offered Rate ("LIBOR") plus 4.25%. The Swap settles monthly on the same date as the payments are due on the Term Note.  The difference between amounts to be received and paid under the Swap is recognized as a component of interest expense on the consolidated statements of operations. The Swap increased interest expense by $17,000 for the quarter and year to date ended November 10, 2013. The market value of the Swap as of November 10, 2013 was a liability of $130,000.

The Time Note consists of $1,000,000 having an 18 month term, no scheduled principal payments and a floating interest rate at 30 day LIBOR plus 4.25%. Principal payments on the Time Note are expected to be made with the proceeds of the sales by the Company of excess real estate of closed restaurants. The balance, if any, at the end of the 18 month term will become due and payable. As of November 10, 2013, the Time Note had a balance of $865,000.

During the fiscal third quarter, on October 12, 2013, the Company entered into a capitalized lease for a new KFC restaurant in Pennsylvania which replaced an older facility for which the Company owns the land and building. The term of the lease is 20 years and resulted in the recording of an asset and liability in the amount of $1,020,000.

At November 10, 2013 the Company’s term loan credit agreement requires the maintenance of a consolidated fixed charge coverage ratio (“FCCR”) of 1.15 or greater regarding all of the Company’s debt. The FCCR is calculated by dividing the cash flow before taxes, debt service and rent (“EBITDAR”) for the previous 12 months by the debt service and capital expenditures less the cash remodel reserve payable for the same period. The Company’s term loan also requires a consolidated cash adjusted leverage ratio (“Leverage”) of not greater than 5.25. Leverage is calculated by dividing the sum of debt and 8 times lease payments less cash, including the remodel reserve, by EBITDAR. The ratios are computed quarterly. At the end of the third quarter of fiscal 2014, the Company had a FCCR of 1.31 and a Leverage ratio of 5.07, being in compliance with all of the required ratios.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has incurred losses in fiscal years 2013 and 2012 and has an accumulated deficit at November 10, 2013.  The Company has managed its liquidity in fiscal 2013 and will manage its liquidity in fiscal 2014 through the refinancing of debt, the sale and leaseback of restaurant properties and the sale of additional equity.  Should the Company have difficulty meeting its forecasts, this could have an adverse effect on its liquidity position. The Company has taken actions to improve its cash flows, including closely monitoring its expenses and store closings for underperforming stores and expects to be able to achieve its forecast for fiscal 2014. However, there can be no assurances that our cash flow will be sufficient to allow us to continue as a going concern if we are unable to meet our projections.

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

ASU 2013-11 Income Taxes Topic 740, July 2013

Provides for the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists, effective for fiscal years beginning after December 15, 2013. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if available and a company has the intent and ability to use for such purpose. Management has determined that the application of this standard will not have a material effect on the financial statements of the Company.

In September 2013, the Internal Revenue Service issued final regulations governing the income tax treatment of acquisitions, dispositions, and repairs of tangible property. Taxpayers are required to follow the new regulations in taxable years beginning on or after January 1, 2014.  Management is currently assessing the impact of the regulations and does not expect they will have a material impact on the Company’s financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The majority of the Company’s debt, approximately $7.8 million of principal balance has its interest rate fixed by the use of an interest rate swap. The remaining $865,000 has a variable rate which is adjusted monthly. A one percent increase in the variable rate base (90 day LIBOR) of the loan at the beginning of the year would increase the Company’s annual interest costs by approximately $9,000 for the year. The Company does not enter into derivative financial investments for trading or speculation purposes. Also, the Company is subject to volatility in food costs as a result of market risk and we manage that risk through the use of a franchisee purchasing cooperative which uses longer term purchasing contracts. Our ability to recover increased costs through higher pricing is, at times, limited by the competitive environment in which we operate. The Company believes that its market risk exposure is not material to the Company’s financial position, liquidity or results of operations.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”) carried out an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)) as of the end of the quarter ended November 10, 2013. Based on that evaluation, the Company’s PEO and PFO concluded that our disclosure controls and procedures were effective as of November 10, 2013.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended November 10, 2013 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosure

Not applicable

Item 5.  Other Information

None

Item 6.  Exhibits

Reference is made to “Index to Exhibits”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MORGAN’S FOODS, INC.

/s/ Kenneth L. Hignett
Kenneth L. Hignett
Executive Vice President,
Chief Financial Officer and Secretary
December 20, 2013

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description

10.1	Third Amendment dated October 22, 2013 to the Remodel Agreement, dated December 9, 2011 between the Company and KFC Corporation
10.2	Credit Agreement dated August 23, 2103 between the Company and Huntington National Bank
31.1	Certification of the President and Interim Chief Executive Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2

Certification of the Executive Vice President, Chief Financial Officer & Secretary pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the President and Interim Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Executive Vice President, Chief Financial Officer and Secretary pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation